Form 10-K
period 2003-12-31
WILBER CORP
filed 2004-03-25
CIK 709942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

                        Commission file number: 001-31896

                             The Wilber Corporation
             (Exact name of registrant as specified in its charter)

           New York                                      15-6018501
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

245 Main Street, P.O. Box 430, Oneonta, NY                 13820
 (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 607-432-1700

Securities registered pursuant to 12(b) of the Act:

Title of each class to be registered   Name of each exchange on which registered
            Common Stock                         American Stock Exchange

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes |_| No |X|

Based upon the closing price of the registrant's common stock as of June 30, 2003, the aggregate value of the voting stock, common stock, $0.01 par value per share held by non-affiliates of the registrant was $75.4 million. Although Directors and Executive Officers of the registrant were assumed to be "affiliates" for the purposes of this calculation, the classification is not to be interpreted as an admission of such status. There were no classes of non-voting common stock authorized on June 30, 2003.

The number of shares of common stock outstanding on March 12, 2004 was 11,209,392.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 24, 2004 are incorporated by reference.


                                                                             1-K

                       This page intentionally left blank


2-K

                             THE WILBER CORPORATION
                                    FORM 10-K
                                      INDEX

FORWARD-LOOKING STATEMENTS

                                     PART I

ITEM 1:  BUSINESS
         A. General
         B. Market Area
         C. Lending Activities
             a. Loan Products and Services
             b. Loan Approval Procedures and Authority
             c. Credit Quality Practices
         D. Investment Securities Activities
         E. Sources of Funds
         F. Electronic and Payment Services
         G. Trust and Investment Services
         H. Insurance Services
         I. Supervision and Regulation
         J. Competition
         K. Legislative Developments

ITEM 2:  PROPERTIES

ITEM 3:  LEGAL PROCEEDINGS

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    PART II

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6:  SELECTED FINANCIAL DATA

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         A. General
         B. Financial Condition
             a. Comparison of Financial Condition at September 30, 2003 and
                  December 31, 2002
         C. Results of Operations
             a. Comparison of Operating Results for the Years Ended December 31,
                  2003 and December 31, 2002
             b. Comparison of Operating Results for the Years Ended December 31,
                  2002 and December 31, 2001
         D. Liquidity
         E. Capital Resources and Dividends

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A: CONTROLS AND PROCEDURES

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         A. Directors of the Registrant
         B. Executive Officers of the Registrant Who Are Not Directors
         C. Compliance With Section 16(a)

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                    PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                             3-K

                           FORWARD-LOOKING STATEMENTS

When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause," or similar expressions in this annual report or in any press releases, public announcements, filings with the Securities and Exchange Commission (the "SEC") or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we provide, such as analysis of the adequacy of our allowance for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, and similar matters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in consumer preferences, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products services and fees.

Please do not rely unduly on any forward-looking statements, which are valid only as of the date made. Many factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from what we anticipate or project. We have no obligation to update any forward-looking statements to reflect future events which occur after the statements are made, and we specifically disclaim such obligation.


4-K

                                     PART I

ITEM 1: BUSINESS

A. General

The Wilber Corporation (the "Company"), a New York corporation, was originally incorporated in 1928. The Company held and disposed of various real estate assets until 1974. In 1974, the Company and its real estate assets were sold to Wilber National Bank (the "Bank"), a nationally chartered bank established in 1874. The Company's real estate assets were used to expand the banking house of Wilber National Bank. The Company was an inactive subsidiary of the Bank until 1982. In 1983, under a plan of reorganization, the Company was re-capitalized, acquired 100% of the voting stock of the Bank, and registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHCA").

The business of the Company consists primarily of the ownership, supervision and control of its sole bank subsidiary, Wilber National Bank. The Company, through the Bank and the Bank's subsidiaries (collectively "we" or "our"), offers a full range of commercial and consumer financial products including business, municipal, mortgage and consumer loans, deposits, trust and investment services, and insurance. We serve our customers through nineteen (19) full service branch banking offices located in Otsego, Delaware, Schoharie, Chenango, Ulster, and Broome counties, New York, an ATM network, and electronic / Internet banking services. In addition, we operate an insurance sales office located in Walton, New York (Delaware County) and a representative loan production banking office in Kingston, New York (Ulster County). The Bank's Main Office is located at 245 Main Street, Oneonta, New York 13820 (Otsego County). We employed 219 full-time equivalent employees at December 31, 2003. Our website address is www.wilberbank.com.

The Bank's subsidiaries include Wilber REIT, Inc., Western Catskill Realty, LLC and Mang-Wilber, LLC. Wilber REIT, Inc. is wholly - owned by the Bank and primarily holds mortgage related assets. Western Catskill Realty, LLC is a wholly - owned real estate holding company, which primarily holds foreclosed real estate. Mang-Wilber, LLC is the Bank's insurance agency subsidiary, which is operated under a joint venture arrangement with a regional insurance agency. At December 31, 2003, the Bank owned a 70.8% membership interest in Mang-Wilber, LLC.

Our principal business is to act as a financial intermediary in the communities we serve by obtaining funds through customer deposits and institutional borrowings, lending the proceeds of those funds to our customers, and investing excess funds in debt securities and short-term liquid investments. Our funding base consists of deposits derived principally from the central New York communities which we serve. To a lesser extent, we borrow funds from institutional sources, principally the Federal Home Loan Bank of New York (hereinafter referred to as "FHLBNY"). We target our lending activities to consumers and municipalities in the immediate geographic areas and to small and mid-sized businesses in the immediate geographic areas and broader statewide region. Our investment activities primarily consist of purchases of high-quality U.S. Treasury, U.S. Government Agency ("GinnieMae"), U.S. Government Sponsored Entities ("FannieMae" and "FreddieMac"), municipal, mortgage-backed and high quality corporate debt instruments. Through our Trust and Investment Division, we provide personal trust, agency, estate administration and retirement planning services for individuals, as well as, custodial and investment management services to institutions. We also offer stocks, bonds and mutual funds through a third party broker-dealer firm. Through our joint venture insurance subsidiary, Mang-Wilber, LLC, we offer a full line of life, health and property and casualty insurance products.

B. Market Area

We primarily operate in the small town and rural markets to the North and West of the Catskill Mountains in central New York. The regional economy is driven by small not-for-profit businesses; farming; hospitals; small, independently owned retailers, restaurants and motels; light manufacturing; several small colleges; and tourism. The National Baseball Hall of Fame (Cooperstown, New York), the National Soccer Hall of Fame (Oneonta, New York), and outdoor recreation such as camping, hunting, fishing, and skiing bring seasonal activity to several communities within our market area. The Bank's Main Office in Oneonta, New York is approximately 70 miles southwest of Albany, New York, the state's capital, and 180 miles northwest of New York City.

Our primary market area consists of four rural counties in central New York, namely Otsego, Delaware, Schoharie and Chenango counties. The estimated population of our four county primary market area is 192,000. Between the 1990 and 2000 U.S. Government census, the area population increased by less than 1%. Approximately 15.9% of the individuals that reside in our four county primary market area are over the age of 65, as compared to a national average of 12.4%. In 1999 (the latest available statistics) the per capita income for the four county region was approximately $17,000. This is approximately 80% of the United States national average for 1999 of $21,181 and 73% of the New York State average of


                                                                             5-K

$23,389 for the same period. Private non-farm employment increased by less than 1% between 1990 and 1999 from 47,604 jobs in 1990 to 47,979 jobs in 1999.
Management believes the demographic profile of the primary market area in which we operate had not materially changed through 2003.

We also operate one full service branch office in Ulster County, New York. Although the demographic profile of that county differs from our primary four-county market, the town in which we operate our branch is similar to our primary market. The full service branch located in Johnson City, New York (Broome County) and the loan production office located in Kingston, New York (Ulster County) operate in more densely populated markets.

C. Lending Activities

General. The Company, through its subsidiary bank, engages in a wide range of lending activities, including commercial lending primarily to small and mid-sized businesses; mortgage lending for 1-4 family and multi-family properties including home equity loans; mortgage lending for commercial properties; consumer installment and automobile lending and to a lesser extent agricultural lending.

Over the last several decades we have designed and implemented lending strategies and policies that are designed to provide flexibility to meet customer needs, while minimizing losses associated with borrowers' inability or unwillingness to repay loans. The loan portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees. We do not commonly grant unsecured loans to our customers. Annually, we utilize the services of an outside consultant to conduct on-site reviews of the larger, more complex commercial real estate and commercial loan portfolios to ensure adherence to underwriting standards and loan policy guidelines.

We periodically participate in loan participations with other banks or financial institutions both as an originator and as a participant. A participation loan is generally formed when the aggregate size of a single loan exceeds the originating bank's regulatory maximum loan size or a self-imposed loan limit. We typically make participation loans for commercial or commercial real estate purposes. Although we do not always maintain direct contact with the borrower, credit underwriting procedures and credit monitoring practices associated with participation loans are identical in all material respects to those practices and procedures followed for loans that we originate, service and hold for our own account. We typically buy participation loans from other commercial banks operating within New York State with whose management we are familiar. Our total participation loans represent less than 10% of the total loans outstanding and are comprised of less than 20 borrowers.

If deemed appropriate for the borrower and for the Bank, we place certain loans in Federal, State or Local Government agency or government sponsored loan programs. These placements often help reduce our exposure to credit losses and often provide our borrowers with lower interest rates on their loans.

a. Loan Products and Services

Residential Real Estate. Historically, we hold for our own loan portfolio the majority of the residential real estate loans we originate. The terms are typically 15 - 30 years and are usually secured by a first lien position on the home of the borrower. We offer both adjustable rate and fixed rate loans and provide monthly and bi-weekly payment options. The 1-4 family residential loan portfolio primarily consists of owner-occupied, primary residence properties and to a lesser extent rental properties for off-campus student housing, which surround each of the local colleges. Our property appraisal process, debt-to-income limits for borrowers, and established loan-to-value limits dictate our residential real estate lending practices. During 2002, we established a broker relationship with Sun Trust Mortgage Corporation in order to be more competitive in the interest-rate sensitive 15 to 30-year fixed rate residential mortgage market.

Our home equity loans are typically granted as adjustable rate lines of credit. The interest rate on the line of credit adjusts twice per year and is tied to the Wall Street Journal Prime loan rate. The loan terms generally include a 2nd lien position on the borrower's residence and a 10-year interest only repayment period. At the end of a 10-year term, the home equity line of credit is either renewed by the borrower or placed on a scheduled principal and interest payment plan by the Bank.

Commercial Real Estate. We originate commercial real estate loans to finance the purchase of developed real estate. To a lesser extent, we will also provide financing for the construction of commercial real estate. Our commercial real estate loans are typically larger than those made for residential real estate. The loans are often secured by properties whose tenants include "Main Street" type small businesses, retailers and motels. We also finance properties for commercial office and owner-occupied manufacturing space. Our commercial real estate loans are usually limited to a maximum repayment period of 20 years. Most of our commercial real estate loans are fully collateralized and further secured by the personal guarantees of the property owners. Construction loans are generally granted as a line of credit whose term does


6-K
not exceed 12 months. We typically advance funds on construction loans based upon an advance schedule, to which the borrower agrees, and physical inspection of the premises.

Commercial Loans. In addition to commercial real estate loans, we also make various types of commercial loans to qualified borrowers, including business installment and term loans, lines-of-credit, demand loans, time notes, automobile dealer floor-plan financing, and accounts receivable financing.

Business installment and term loans are typically provided to borrowers for long term working capital or to finance the purchase of a piece of equipment, truck or automobile utilized in their business. We generally limit the term of the borrowing to a period shorter than the estimated useful life of the equipment being purchased. We also place a lien on the equipment being financed by the borrower.

Lines-of-credit are typically provided to meet the short-term working capital needs of the borrowers for inventory and other seasonal aspects of their business. We also offer a "cash management" line of credit that is tied to a borrower's primary demand deposit operating account. Each day, on an automated basis, the borrower's line of credit is paid down with the excess operating funds available in the primary operating account. Upon complete repayment of the line-of-credit, excess operating funds are invested in securities on a short-term basis, usually overnight, through a securities repurchase agreement with the Bank.

Demand loans and time notes are often granted to borrowers to provide short term or "bridge" financing for special orders, contracts or projects. These loans are often secured with a lien on business assets, liquid collateral and / or personal guarantees.

On a limited basis we also provide inventory financing or "floor plans" for automobile dealers. Floor plan lines of credit create unique risks that require close oversight by the Bank and its lending personnel. Accordingly, we have developed special procedures for floor plan lines of credit to assure the borrower maintains sufficient inventory collateral at all times.

In 1997 we began offering accounts receivable financing to qualified borrowers through affiliation with a third party vendor specializing in this type of financing. The program allows business customers to borrow funds from the Bank by assigning their accounts receivable to the Bank for billing and collection. The program is supported by limited fraud and credit insurance.

Commercial loans and commercial real estate loans generally involve a higher degree of risk and are more complex than residential mortgages and consumer loans. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. Commercial loan repayment and interest terms are often established to meet the unique needs of the borrower and the characteristics of his business. Typically payments on commercial real estate are dependent upon leases whose terms are shorter than the borrower's repayment period. This places significant reliance upon the owner's successful operation and management of the property. Accordingly, the borrower and we must be aware of the risks that affect the underlying business including, but not limited to, economic conditions, competition, product obsolescence, inventory cycles, seasonality and the business owner's experience and expertise.

Standby Letters of Credit. We offer stand-by letters of credit for our business customers. Stand-by letters of credit are not loans. They are guarantees to pay other creditors of the customer should the customer fail to meet certain payment obligations required by the third party creditor. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The issuance of a stand-by letter of credit creates a contingent liability for the Bank. Accordingly, a stand-by letter of credit will only be issued upon completing our credit review process. We charge our customers a fee for providing this service, which is based on the principal amount of the stand-by letter of credit.

Consumer Loans. We offer a variety of consumer loans to our customers. These loans are usually provided to purchase a new or used automobile, motorcycle or recreational vehicle or to make a home improvement. We also make personal loans to finance the purchase of consumer durables or other needs of our customers. The consumer loans are generally offered for a shorter term than residential mortgages because the collateral typically has an estimated useful life of 5 to 10 years and tends to depreciate rapidly. Automobile loans comprise the largest portion of our consumer loan portfolio. The financial terms of our automobile loans are determined by the age and condition of the vehicle and the ability of the borrower to make scheduled principal and interest payments on the loan. We obtain a lien on the vehicle and collision insurance policies are required on these loans. Although we lend directly to borrowers, the majority of our automobile loans are originated through auto dealerships within our primary market area.


                                                                             7-K

We also provide an overdraft line of credit product called ChequeMate, which provides our customers with an option to eliminate overdraft fees should they make an error in balancing their checking account. Our Chequemate lines of credit are typically unsecured and are generally limited to less than $5,000 per account.

b. Loan Approval Procedures and Authority

General. The Bank's Board of Directors delegates the authority to provide loans to borrowers through the Bank's Loan Policy. The policy is modified, reviewed and approved on an annual basis to assure that lending policies and practices meet the needs of borrowers, mitigate perceived credit risk, and reflect current economic conditions. Currently, we use a four (4) tier structure to approve loans. First, the full Board of Directors of the Bank has authority to approve single loans or loans to any one borrower up to the bank's legal lending limit, which was $9.6 million at December 31, 2003. The full Board of Directors also approves all loans made to members of the Board of Directors, their family members, and their related businesses when the total loans exceed $500,000.

Second, the Board of Directors, as required by the Bank's by-laws, appoints a Loan and Investment Committee. The Loan and Investment Committee must be comprised of at least three (3) outside directors and meets on an as-needed basis, generally bi-weekly. Its lending authority is limited to 50% of the Bank's legal lending limit, which is approximately $4.8 million. The Committee may also make loans up to 100% of the Bank's legal lending limit if the loan is secured by readily marketable collateral such as stocks and bonds. The Loan and Investment Committee is also responsible for ratifying and affirming all loans made that exceed $25,000, approving collateral releases, establishing bid prices for real estate in process of foreclosure, authorizing charge-offs in excess of $7,500, and annually reviewing all lines of credit that exceed all individual loan officer's authority. The actions of the Loan and Investment Committee are reported to and ratified by the full Board of Directors each month.

Third, the Board of Directors has authorized the creation of the Officers' Loan Committee. The Officers' Loan Committee is comprised of four voting members, the President & CEO, the two (2) highest-ranking members of the Bank's Loan Division, and the manager of the Credit Department. The Officers' Loan Committee may approve secured and unsecured loans up to 15% of the Bank's legal lending limit (approximately $1.4 million) and loans up to 100% of the Bank's legal lending limit if the loan is secured by readily marketable collateral. The Committee also has the authority to adjust loan rates from time to time as market conditions dictate. Loan charge-offs up to $7,500 and collateral releases within prescribed limits established by the Board of Directors are also approved by the Officers' Loan Committee. All actions of the Officers' Loan Committee are reported to the Loan and Investment Committee for ratification.

Fourth, through the loan policy, individual loan officers are provided specific loan limits by category of loan. Each officer's lending limits are determined based on the individual officer's experience, past credit decisions, and expertise.

Our goal for the loan approval process is to provide adequate review of loan proposals while at the same time responding quickly to customer requests. We complete a credit review and maintain a credit file for each borrower. The purpose of the file is to provide the history and current status of each borrower's relationship and credit standing, so that a loan officer can quickly understand the borrower's status and make a fully informed decision on a new loan request. We require that all business borrowers submit audited, reviewed, or internal financial statements no less than annually.

Loans to Directors and Executive Officers. Loans to members of the Board of Directors (and their related interests) are granted under the same terms and conditions as loans made to unaffiliated borrowers. Any fee that is normally charged to other borrowers is also charged to the members of the Board of Directors. Loans to Executive Officers are limited by banking regulation. There is no regulatory loan limit established for Executive Officers to purchase, construct, maintain or improve a residence or finance the education of a dependent. However, any loans to Executive Officers which are not for the construction, improvement, or purchase of a residence, or not used to finance a child's education, or not secured by readily marketable investment collateral, are limited to a maximum of $100,000. In addition, we require that all loans made to Executive Officers be reported to the Board of Directors at the next Board of Directors meeting.

c. Credit Quality Practices

General. One of our key objectives is to maintain strong credit quality of the Bank's loan portfolio. We strive to accomplish this objective by maintaining a diversified mix of loan types, limiting industry concentrations, and monitoring regional economic conditions. In addition, we use a variety of strategies to protect the quality of individual loans within the loan portfolio during the credit review and approval process. We evaluate both the primary and secondary sources of repayment and complete financial statement review and cash flow analysis for commercial borrowers. We also generally require personal guarantees on small business loans, cross-collateralize loan obligations, complete on-site inspections of the business, and require the company to adhere to financial covenants. Similarly, in the event a modification to an outstanding loan is requested, we reevaluate the loan under the proposed terms prior to making the modification. If we


8-K
approve the modification, we often secure additional collateral or impose stricter financial covenants. In the event a loan becomes delinquent, we follow collection procedures to assure repayment. If it becomes necessary to repossess or foreclose on collateral, we strive to execute the proceedings in a timely manner and dispose of the repossessed or foreclosed property quickly to minimize the level of non-performing assets, subsequent asset deterioration, and costs associated with monitoring the collateral.

Delinquent Loans and Collection Procedures. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. Our Chief Credit Officer continuously monitors the past due status of the loan portfolio. Individual delinquencies are reported to the Directors' Loan and Investment Committee at least monthly and the overall delinquency levels to the Board of Directors at least quarterly. Separate collection procedures have been established for residential mortgage, consumer, and commercial and commercial real estate loans.

On residential mortgage loans fifteen (15) days past due, we send the borrower a notice which requests immediate payment. At twenty (20) days past due, the borrower is usually contacted by telephone by an employee of the Bank. The borrower's response and promise to pay is recorded. At sixty (60) days or more past due, if satisfactory repayment arrangements are not made with the borrower, generally, an attorney letter will be sent and foreclosure procedures will begin.

On consumer loans ten (10) days past due, we send the borrower a notice which requests immediate payment. If the loan remains past due, an employee of the Bank's Collection Department or the approving Loan Officer will usually contact the borrower before day thirty (30) of past due status. Loans sixty to ninety (60 - 90) days past due are generally subject to repossession.

We send past due notices to borrowers with commercial term loans, demand notes and time notes (including commercial real estate) when the loan reaches ten (10) days past due. Between day fifteen and day thirty (15 - 30), borrowers are contacted by telephone by an employee of the Bank's Collection Department or by the approving Loan Officer to attempt to return the account to current status. After thirty (30) days past due, the loan officer and senior loan officer decide whether to pursue further action against the borrower.

Loan Portfolio Monitoring Practices. Our loan policy requires that the Chief Credit Officer continually monitor the status of the loan portfolio, by regularly reviewing and analyzing reports, which include information on delinquent loans, criticized loans and foreclosed real estate. We risk rate our loan portfolios and individual loans based on their perceived risks and historical losses. For commercial borrowers whose aggregate loans exceed $50,000, we assign an individual risk rating annually. We arrive at a risk rating based on current payment performance and payment history, the current financial strength of the borrower, and the value of the collateral and personal guarantee. Loans classified as "substandard" typically exhibit some or all of the following characteristics:

            o     the borrower lacks current financial information,

            o     the business of the borrower is poorly managed,

            o the borrower's business becomes highly-leveraged or appears to be insolvent,

            o the borrower exhibits inadequate cash flow to support the debt service,

            o     the loan is chronically delinquent, or

            o the industry in which the business operates has become unstable or volatile.

Loans we classify as "special mention" are loans that are generally performing, but the borrower's financial strength appears to be deteriorating. Loans we categorize as a "pass" are generally performing per contractual terms and exhibit none of the characteristics of special mention or substandard loans.

Allowance for Loan Loss. The allowance for loan losses is an amount, which, in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. We continually monitor the allowance for loan losses to determine its reasonableness. At each quarter end our Chief Credit Officer prepares a formal assessment of the allowance for loan loss and submits it to the full Board of Directors to determine the adequacy of the allowance. The allowance is determined based upon numerous considerations. For the consumer, residential mortgage and small commercial loans, we consider local economic conditions, the growth and composition of the loan portfolio, the trend in delinquencies and the trend in loan charge-offs and non-performing loans. Based on these factors, we estimate the probable or "embedded" losses in the loan portfolio. On large commercial loans, we take into consideration the specific characteristics of the loan including the borrower's payment history, business conditions in the borrower's industry, the collateral and guarantees securing the loan, and our historical experience with similarly structured loans. We then assign an estimated loss percentage based on these characteristics. The adequacy of our allowance for loan losses is also reviewed by our


                                                                             9-K
primary regulatory agency, the Office of the Comptroller of the Currency (the "OCC"), on a periodic basis. Its comments and recommendations are factored into the determination of the allowance for loan loss.

The allowance for loan losses is increased by the provision for loan losses, which is recorded as an expense on our income statement. Charge-offs are recorded as a reduction in the allowance for loan loss. Recoveries are recorded as an increase in the allowance for loan losses.

Non-Performing Loans. There are three categories of non-performing loans, (i) those 90 or more days delinquent and still accruing interest, (ii) non-accrual loans, and (iii) troubled debt restructured loans ("TDR"). We place individual loans on non-accrual status when timely collection of contractual principal and interest payments is doubtful. This generally occurs when a loan becomes ninety
(90) days delinquent. When deemed prudent, however, we will place loans on non-accrual status before they become 90 days delinquent. Conversely, on occasion, we maintain loans on accrual status even though they have become 90 or more days delinquent. Upon being placed on non-accrual status, we reverse all interest accrued in the current year against interest income. Interest accrued and not collected from a prior year is charged-off through the allowance. If ultimate repayment of a non-accrual loan is expected, any payments received may be applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on the non-accrual loan is applied to principal until ultimate repayment becomes expected.

A loan is considered to be a troubled debt restructured loan when we grant a special concession to the borrower because the borrower's financial condition has deteriorated to the point where servicing the original loan under the original terms becomes difficult or detrimental to the financial condition of the business. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other similar modifications to the original terms. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from TDR status after a period of performance.

Our goal is to minimize the number of non-performing loans because of their negative impact on the Company's earnings.

Foreclosure and Repossession. At times it becomes necessary to foreclose or repossess property that a delinquent borrower pledged as collateral on a loan. Upon concluding foreclosure or repossession procedures, we take title to the collateral and attempt to dispose of it in the most efficient manner possible. Real estate properties formerly pledged as collateral on loans which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure are called Other Real Estate Owned (hereinafter referred to as "OREO"). OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Write-downs from the unpaid loan balance to fair value are charged to the allowance for loan losses. The proceeds from the sale of the foreclosed or repossessed collateral are applied against the outstanding loan balance of the delinquent borrower.

Loan Charge-Offs. We charge off loans or portions of loans that we deem non-collectible and can no longer justify carrying as an asset on the Bank's balance sheet. We determine if a loan should be charged-off by analyzing all possible sources of repayment. Once the responsible Loan Officer determines the loan is not collectible, he/she completes a "Recommendation for Charge-off" form, which is subsequently reviewed and approved by the Bank's Loan and Investment Committee (or by the Officers' Loan Committee for charge-offs less than $7,500).

D. Investment Securities Activities

General. The Bank's Board of Directors has final authority and responsibility for all aspects of the Bank's investment activities. It exercises this authority by setting the Bank's Investment Policy each year and appointing the Loan and Investment Committee to monitor adherence to the policy. The Board of Directors delegates its powers by appointing designated investment officers to purchase and sell investment securities for the account of the Bank. The CEO and the Chief Investment Officer have the authority to make investment purchases within the limits set by the Board of Directors. All investment securities transactions are reviewed monthly by the Loan and Investment Committee and the Board of Directors.

The Bank's investment securities portfolio is primarily comprised of high-grade fixed income debt instruments. Investment purchases are generally made when we have funds that exceed the present demand for loans. Our primary investment objectives are to:

      (i)   minimize risk through strong credit quality,

      (ii)  provide liquidity to fund loans and meet deposit run-off,

      (iii) diversify the Bank's assets,

      (iv)  generate a favorable investment return,

      (v) meet the pledging requirements of State, County and Municipal depositors,

      (vi)  manage the risk associated with changing interest rates, and

      (vii) match the maturities of securities with deposit and borrowing maturities.


10-K

Our current investment policy generally limits securities investments to U.S. Government, agency and sponsored entity securities, corporate debt, municipal bonds, pass-through mortgage backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, and collateralized mortgage obligations (issued by these same agencies).

The investment securities we hold are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which the investment securities were acquired and are being held. Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity. These securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.

On a daily basis we buy and sell overnight Federal Funds to and from our correspondent banks. Federal Funds are unsecured general obligations of the purchasing bank and therefore subject to credit risk. To mitigate this risk, we monitor the financial strength of our correspondent banks on a continuous basis. Financial strength rating reports of each correspondent bank are formally reviewed by the Bank's management on a quarterly basis.

From time to time we purchase and hold certificates of deposit with banks domiciled in the United States. These obligations are all fully insured by the Federal Deposit Insurance Corporation ("FDIC").

On a limited basis, we also invest in permissible types of equity securities.

E. Sources of Funds

General. The Bank's lending and investment activities are highly dependent upon the Bank's ability to obtain funds. Our primary source of funds is customer deposits. To a lesser extent we have borrowed funds from the FHLBNY and entered into repurchase agreements to fund our loan and investment activities.

Deposits. We offer a variety of deposit accounts to our customers. The fees, interest rates and terms of each deposit product vary to meet the unique needs and requirements of our depositors. Presently, we offer a variety of accounts for consumers, businesses, not-for-profit businesses and municipalities including: demand deposit accounts, interest bearing transaction accounts, money market accounts, statement savings accounts, passbook savings accounts and fixed and variable rate certificates of deposit. The majority of our deposit accounts are owned by individuals and businesses who reside near our branch locations. Municipal deposits are generally derived from the local and county taxing authorities, school districts near our branch locations and, to a limited degree, New York State public funds. Accordingly, deposit levels are dependent upon regional economic conditions, as well as more general national and statewide economic conditions, local competition and our pricing decisions.

Borrowed Funds. From time to time we borrow funds to finance our loan and investment activities. Most of our borrowings are with the FHLBNY. These advances are secured by a general lien on our eligible 1-4 family residential mortgage portfolio or specific investment securities collateral. We determine the maturity and structure of each advance based on market conditions at the time of borrowing and the interest rate risk profile of the loans or investments being funded.

We also utilize repurchase agreements to fund our loan and investment activities. Repurchase agreements are contracts for sale of securities owned or borrowed by us, with an agreement with the counter party to repurchase those securities at an agreed upon price and date. In addition, when necessary, we borrow overnight federal funds from other banks or borrow monies from the Federal Reserve Bank's discount window.

Deposit account structures, fees and interest rates, as well as funding strategies, are determined by the Bank's Asset and Liability Committee ("ALCO"). The ALCO is comprised of the Bank's senior managers and meets on a bi-weekly basis. The ALCO reviews general economic conditions, the Bank's need for funds, and local competitive conditions prior to establishing funding strategies and interest rates to be paid. The actions of the ALCO are reported to the Directors' Loan and Investment Committee at their regularly scheduled meetings.

F. Electronic and Payment Services

General. We offer a variety of electronic services to our customers. Most of the services are provided for convenience purposes and are typically offered in conjunction with a deposit or loan account. Certain electronic and payment services are provided using marketing arrangements and third party services, branded with the Wilber National Bank name. These


                                                                            11-K
services often provide us with additional sources of fee income or reduce our operating and transaction expenses. Our menu of electronic and payment services include point of sale transactions, debit card payments, ATMs, merchant credit and debit card processing, Internet banking, Internet bill pay services, voice response, wire transfer services, automated clearing house services, direct deposit of Social Security and other payments, loan autodraft payments, and cash management services.

G. Trust and Investment Services

General. We offer various personal Trust and Investment services through our Trust and Investment Division including both fiduciary and custodial services. At December 31, 2003 and December 31, 2002 we had $334.3 million and $258.4 million respectively of assets under management in the Bank's Trust and Investment Division. The following chart summarizes the Trust and Investment Division assets under management as of the dates noted:

Trust Assets Summary Table:

      --------------------------------------------------------------------------------------------------
                                                                     December 31,
                                                      --------------------------------------------------
                                                              2003                       2002
                                                      --------------------------------------------------
                                                                   Estimated                   Estimated
                                                      Number of      Market      Number of      Market
      Dollars in Thousands                            Accounts        Value      Accounts        Value
      --------------------------------------------------------------------------------------------------
      Trusts                                             320        $198,166        317        $124,532
      --------------------------------------------------------------------------------------------------
      Estates                                              6           2,954          8           2,455
      --------------------------------------------------------------------------------------------------
      Custodian, Investment Management and Others        212         131,322        214         131,751
      --------------------------------------------------------------------------------------------------
      Total                                              538        $332,442        539        $258,738
      --------------------------------------------------------------------------------------------------

We also provide investment services through a third party provider, INVEST Financial Corp., for the purchase of mutual funds and annuities.

H. Insurance Services

General. In 1998, the Bank established an insurance agency through a joint venture with a regional independent insurance agency. The agency, Mang-Wilber, LLC, is licensed to sell, within New York State, various insurance products, including life, health, property and casualty insurance products to both consumers and businesses. The principal office of the agency is in Sidney, New York with satellite sales offices in Oneonta, New York (the Bank's Main Office), and Walton, New York (doing business as Mang-Sholes Insurance).

We also offer credit life and disability insurance through an affiliation with the New York Bankers Association. The insurance is typically offered to and purchased by consumers securing a mortgage or consumer loan through the Bank. In addition, we offer title insurance through New York Bankers Title Agency East, LLC. Title insurance is sold in conjunction with origination of residential and commercial mortgages. We own an interest in New York Bankers Title Agency East, LLC and receive profit distributions based upon the overall performance of the agency.

I. Supervision and Regulation

The following generally describes the regulation to which the Company and its subsidiaries are subject. Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information summarizes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular laws and regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company.

The Company is a registered bank holding company within the meaning of the BHCA and is subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Wilber National Bank is a nationally chartered bank and is subject to supervision and examination by the OCC, a division of the United States Treasury Department. The Bank is also subject to certain banking laws and regulations of New York State. The Bank's insurance agency subsidiary, Mang-Wilber LLC, is subject to New York State insurance laws and regulations. The Bank is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor. The BHCA generally prohibits the Company from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities. Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before acquiring,


12-K
directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares). Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, and 48 of the 50 states permit banks headquartered in other states to branch into their states, although in some cases only by acquisition of existing banks in such states. As a result of the Gramm-Leach-Bliley Act of 1999 ("GLBA"), bank holding companies are now permitted to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks. See PART I,
Item 1.K., "Legislative Developments" of this document for additional information on the GLBA.

An important area of banking regulation is the establishment by federal regulators of minimum capitalization standards. The Federal Reserve Board has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies. The risk based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The Federal Reserve Board's other important guideline for measuring a bank holding company's capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top rated holding companies, the minimum leverage ratio is 3%, but lower rated companies may be required to meet substantially greater minimum ratios. The Bank is also subject to similar capital requirements adopted by its primary federal regulator, the OCC.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The regulators have established five capital classifications for banking institutions, the highest being "well capitalized." Under regulations adopted by the federal bank regulators, a banking institution is considered "well capitalized" if it has a total risk adjusted capital ratio of 10% or greater, a Tier 1 risk adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. The Company and the Bank each qualify as "well capitalized." The capital ratios of the Company and the Bank are set forth in Note 13 of the Consolidated Financial Statements contained within Part II, Item 8, of this document.

A bank holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if capital falls below these minimum capitalization standards or other informal capital guidelines that the regulators may apply from time to time to specific banking organizations. In addition to these potential regulatory limitations on the payment of dividends, the Company and the Bank's ability to pay dividends is subject to various restrictions under applicable corporate laws. The ability of the Company and the Bank to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank or bank holding company, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the organization. Neither the Company nor the Bank is now, nor has been within the past year, subject to any formal or informal regulatory enforcement action or order.

J. Competition

We face competition in all the markets we serve. Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks. Also, non-banking financial organizations, such as consumer finance companies, mortgage brokers, insurance companies, securities firms, money market funds, and mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products. As a result of the GLBA (discussed further in Item 1.M. below), other non-banking financial organizations now may be in a position not only to offer comparable products to those offered by the Company, but actually to establish, acquire or affiliate with commercial banks themselves.

K. Legislative Developments

The Sarbanes-Oxley Act ("SOX"), signed into law on July 30, 2002, adopted a wide range of measures applicable to publicly traded companies. Generally, SOX seeks to improve the quality of financial reporting of these companies, strengthen the independence of their auditors, and compel them to adopt good corporate governance practices. SOX places substantial additional duties on directors, officers, auditors and attorneys of public companies. Among other


                                                                            13-K
specific measures, SOX requires that chief executive officers and chief financial officers certify periodically to the Securities and Exchange Commission ("SEC") the accuracy of the company's financial statements and the integrity of its internal controls. It also requires publicly traded companies to provide disclosure to shareholders about the operations of the companies' nominating committees and the means, if any, by which security holders may communicate with the Board of Directors. Furthermore, SOX accelerates insiders' reporting obligations for transactions in company securities, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees, and provides for enhanced review of company filings by the SEC. As part of the general effort to improve public company auditing, SOX placed limits on consulting services that may be performed by a company's independent auditors and created a Public Company Accounting Oversight Board, which sets auditing standards, inspects registered public accounting firms, and possesses enforcement powers, subject to oversight by the SEC.

In November 1999, Congress enacted the GLBA, which permitted bank holding companies to engage in a wider range of financial activities. Under GLBA, for example, bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities. Bank holding companies that wish to engage in these or other newly-permitted financial activities generally must do so through separate "financial" subsidiaries and may themselves be required to register (and qualify to register) as a "financial holding company." A bank holding company that does not register as a financial holding company will remain a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to GLBA (see PART I, Item 1.I., "Supervision and Regulations," above). The Company has not elected to become a "financial holding company" but continues to evaluate the opportunities provided by GLBA. Under GLBA, as well as the Fair Credit Reporting Act amendments of 1996, all financial institutions have become subject to more stringent customer privacy regulations.

In 1995, the federal bank regulatory authorities promulgated a set of revised regulations addressing the responsibilities of banking organizations under the Community Reinvestment Act ("CRA"). The revised regulations place additional emphasis on the actual experience of a bank in making loans, providing other banking services and making qualified investments in low and moderate-income areas and to low to moderate-income individuals and families within its service area as the key determinants in evaluation of the bank's compliance with the statute. As in the prior regulations, bank regulators are authorized to bring enforcement actions against banks under the CRA only in the context of bank expansion or acquisition transactions. The Bank received a SATISFACTORY rating for CRA on it last performance evaluation conducted by the OCC as of August 11, 2003.

The FDIC levies assessments on the Bank's deposit accounts. In 1996 Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund ("BIF"), such as the deposits of Wilber National Bank, are subject to assessment for payment on bond obligations financing the FDIC's Savings Association Insurance Fund ("SAIF") at a rate one-fifth the rate paid on deposits by SAIF-insured thrift institutions. Accordingly, the deposits of the Bank were assessed an additional 1.160 cents per $100 of insured deposits in 1999, 1.220 cents per $100 of insured deposits in 1998 and an additional 1.256 cents per $100 of insured deposits in 1997. Beginning in 2000, the BIF and SAIF rates were equalized. For institutions with the lowest risk classification (including this Bank), the BIF rate increased to 2.120 and the SAIF rate decreased from 5.800 to 2.120. The rate is adjusted quarterly, depending on the need of the fund. At December 31, 2002 the rate had decreased to 1.680 cents per $100 of insured deposits. At December 31, 2003 the rate was 1.54 cents per $100 of insured deposits.

Various federal bills that would significantly affect banks are introduced in Congress from time to time. The Company cannot estimate the likelihood of any currently pending banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or results of operations.

ITEM 2: PROPERTIES

The Company and the Bank are headquartered at 245 Main Street, Oneonta, New York. The three buildings that comprise our headquarters are owned by the Bank and also serve as our main office. In addition to our main office, we own seventeen (17) branch offices and lease two offices at market rates. We also own an insurance sales office in Walton, New York through our insurance agency subsidiary, Mang-Wilber LLC.

In the opinion of management, the physical properties of the Company are suitable and adequate. All of our properties are insured at full replacement cost.


14-K

ITEM 3: LEGAL PROCEEDINGS

The Company is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

On an ongoing basis, the Bank also becomes subject to various legal claims from time to time, which arise in the normal course of business. The various pending legal claims against the Bank will not, in the opinion of management based upon consultation with counsel, result in any material liability to the Company and will not materially affect our financial position, results of operation or cash flow.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During 2002 and 2003 the common stock of The Wilber Corporation was inactively traded on Nasdaq's Over-the-Counter Bulletin Board market under the symbol WLBC.OB. Market makers for the stock were Ryan, Beck and Company, Monroe Securities, Inc., Hill Thompson Magid & Co., Inc., Knight Equity Markets, L.P., Schwab Capital Markets, L.P., and Stifel, Nicolaus & Company, Incorporated. The following table was the high and low bid quotations for the common stock and quarterly dividend paid to our security holders for the periods presented:

Common Stock Market Price and Dividend Table:

                                          2003                                   2002
                            -------------------------------     ------------------------------------------
                                                                                                    Extra
                              High        Low      Dividend      High        Low      Dividend    Dividend
                            -------------------------------     ------------------------------------------
            4th Quarter     $ 15.00     $ 12.10     $0.0925     $ 10.69     $ 8.69     $0.0900     $0.0150
            3rd Quarter     $ 13.75     $ 10.20     $0.0925     $  9.50     $ 8.63     $0.0900          --
            2nd Quarter     $ 10.81     $  9.81     $0.0925     $  8.63     $ 7.97     $0.0900          --
            1st Quarter     $ 10.25     $  9.78     $0.0925     $  8.37     $ 7.94     $0.0900          --

            (1) All prices and dividends provided in this table have been adjusted for the 4:1 stock split approved on September 5, 2003.

            (2) The high and low bid quotations provided in this table were obtained from www.finance.yahoo.com and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On February 12, 2004, the Company's common stock ($.01 par value per share) began trading on the American Stock Exchange under the symbol GIW. At March 12, 2004 there were 617 holders of record of our common stock (excluding beneficial owners who hold their shares in nominee name through brokerage accounts). The closing price of the common stock at March 12, 2004 was $13.60 per share.

The Company has not sold any unregistered securities within the past three years.

ITEM 6: SELECTED FINANCIAL DATA

The comparability of the information provided in the following tables have not been materially impacted by any significant business combinations, dispositions of business operations or accounting changes other than those provided in the footnotes of our financial statements provided in PART II, Item 8, of this document. However, all per share financial information contained in this document, as well as all exhibits, was restated to reflect a 4:1 stock split approved on September 5, 2003.


                                                                            15-K

Summary Table of Selected Financial Data:

                      The Wilber Corporation and Subsidiary
                  (Dollars in Thousands, Except Per Share Data)

                                                                As of and for 12-month Period Ended December 31,

                                                        --------------------------------------------------------------
                                                          2003         2002         2001          2000          1999
                                                        --------------------------------------------------------------
Consolidated Statements of Income Data:
 Interest Income                                        $ 38,620     $ 41,636     $ 42,293     $  42,326      $ 41,356
 Interest Expense                                         14,153       17,170       20,449        21,438        20,320
                                                        --------------------------------------------------------------
 Net Interest Income                                      24,467       24,466       21,844        20,888        21,036
 Provision for Loan Losses                                 1,565        1,920        1,540         1,680         1,920
 Net Interest Income After Provision for Loan Losses      22,902       22,546       20,304        19,208        19,116
 Other Income                                              4,863        4,776        4,555         4,369         4,285
 Net Gains (Losses) on Securities Transactions               808          488          279            (1)            3
 Other Expense (1)                                        16,583       15,890       13,945        12,701        12,466
                                                        --------------------------------------------------------------
 Income Before Provision for Income Taxes                 11,990       11,920       11,193        10,875        10,938
 Provision for Income Taxes                                3,277        3,358        3,147         3,017         3,124
                                                        --------------------------------------------------------------
 Net Income                                             $  8,713     $  8,562     $  8,046     $   7,858      $  7,814
                                                        ==============================================================

Earnings Per Common Share: (2)
 Basic                                                  $   0.78     $   0.76     $   0.71     $    0.68      $   0.66

Per Common Share: (2)
 Cash Dividends                                             0.37         0.38         0.35          0.35          0.33
 Book Value                                                 5.74         5.61         4.92          4.51          4.09
 Tangible Book Value (3)                                    5.46         5.32         4.88          4.39          3.98

Consolidated Period-End Balance Sheet Data:
 Total Assets                                           $729,023     $708,984     $626,787     $ 560,089      $570,577
 Securities Available-for-Sale                           275,051      234,542      188,712       111,329       129,182
 Securities Held-to-Maturity                              44,140       42,837       46,017        74,888        84,086
 Gross Loans                                             360,906      358,295      329,544       324,758       323,580
 Nonperforming Assets                                      3,678        3,160        4,137         4,243         4,490
 Deposits                                                580,633      549,081      491,012       439,408       454,181
 Federal Home Loan Bank Advances                          55,849       73,346       62,512        50,500        48,900
 Other Borrowed Funds                                     20,018       13,260       10,530        13,765        15,460
 Shareholder's Equity                                     64,304       63,162       55,827        51,526        47,441

Selected Key Ratios:
Return on Average Assets                                    1.20%        1.25%        1.36%         1.42%         1.37%
Return on Average Equity                                   13.67%       14.36%       14.91%        16.20%        15.71%
Dividend Payout                                            47.44%       50.00%       49.30%        51.47%        50.00%

(1) Amortization of goodwill was discontinued with retroactive effect back to January 1, 2002 upon adoption of SFAS No. 147 during the third quarter of 2003.

(2) All per share amounts have been adjusted for the 4 for 1 stock split approved on September 5, 2003.

(3) Tangible book value numbers exclude goodwill and intangible assets associated with prior business combinations.


16-K

                                                                                2003
                                                      ---------------------------------------------------------
Selected Quarterly Financial Data                        Fourth        Third           Second         First
                                                      ---------------------------------------------------------
(Dollars in Thousands)
Interest income                                       $     9,442    $     9,372    $     9,783    $    10,024
Interest expense                                            3,314          3,433          3,609          3,797
                                                      ---------------------------------------------------------
Net interest income                                         6,128          5,939          6,174          6,227
Provision for loan losses                                     360            350            435            420
                                                      ---------------------------------------------------------
Net interest income after provision for loan losses         5,768          5,589          5,739          5,807
                                                      ---------------------------------------------------------
Investment Security Gains (Losses), Net                        68             21            297            422
                                                      ---------------------------------------------------------
Other non-interest income                                   1,347          1,125          1,225          1,166
                                                      ---------------------------------------------------------
Non-interest expense                                        4,193          4,269          4,080          4,010
                                                      ---------------------------------------------------------
Income before income tax expense                      $     2,990    $     2,466    $     3,181    $     3,385
                                                      ---------------------------------------------------------
Income tax expense                                            789            642            888            990
                                                      ---------------------------------------------------------
Net income                                            $     2,201    $     1,824    $     2,293    $     2,395
                                                      =========================================================

Basic earnings per share                              $      0.20    $      0.16    $      0.21    $      0.21
                                                      =========================================================

Basic weighted average shares outstanding              11,209,392     11,209,392     11,209,392     11,238,743
                                                      =========================================================

Net interest margin (tax equivalent) (1)                     3.77%          3.67%          3.82%          3.86%
Return on average assets                                     1.19%          0.99%          1.27%          1.35%
Return on average equity                                    13.68%         11.49%         14.27%         15.25%
Efficiency ratio (2)                                        53.01%         56.64%         52.18%         51.30%

                                                                                2002
                                                      --------------------------------------------------------
Selected Quarterly Financial Data                        Fourth         Third          Second         First
                                                      --------------------------------------------------------
(Dollars in Thousands)
Interest income                                       $    10,344    $    10,509    $    10,549    $    10,234
Interest expense                                            4,056          4,250          4,417          4,447
                                                      --------------------------------------------------------
Net interest income                                         6,288          6,259          6,132          5,787
Provision for loan losses                                     480            480            480            480
                                                      --------------------------------------------------------
Net interest income after provision for loan losses         5,808          5,779          5,652          5,307
                                                      --------------------------------------------------------
Investment Security Gains (Losses), Net                       192            140             86             70
                                                      --------------------------------------------------------
Other non-interest income                                   1,091          1,318          1,101          1,266
                                                      --------------------------------------------------------
Non-interest expense                                        4,807          3,887          3,313          3,883
                                                      --------------------------------------------------------
Income before income tax expense                      $     2,284    $     3,350    $     3,526    $     2,760
                                                      --------------------------------------------------------
Income tax expense                                            572            988          1,036            762
                                                      --------------------------------------------------------
Net income                                            $     1,712    $     2,362    $     2,490    $     1,998
                                                      ========================================================

Basic earnings per share                              $      0.15    $      0.21    $      0.22    $      0.18
                                                      ========================================================

Basic weighted average shares outstanding              11,257,060     11,260,068     11,304,030     11,321,176
                                                      ========================================================

Net interest margin (tax equivalent) (1)                     3.95%          3.92%          4.06%          3.92%
Return on average assets                                     0.96%          1.34%          1.46%          1.22%
Return on average equity                                    11.03%         15.58%         17.47%         14.27%
Efficiency ratio (2)                                        61.50%         48.74%         42.77%         51.54%

(1) Net interest margin (tax-equivalent) is tax-equivalent net interest income divided by average earning assets.

(2) The Efficiency Ratio is calculated by dividing total non-interest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus non-interest income other than securities gains and losses

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. General

The primary objective of this financial review is to provide an overview of the financial condition and results of operations of The Wilber Corporation and its subsidiaries for each of the years in the three-year period ended December 31, 2003. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented in
PART II, Item 8, of this document.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest income earned on our loans and investment securities less the interest paid on our deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase on the cash surrender value on bank owned life insurance, other service fees and other income. Our non-interest expenses primarily consist of employee salaries and benefits, occupancy and equipment expense, advertising and marketing expense, computer service fees, professional fees and other expenses. Results of operations are also influenced by general economic and competitive conditions (particularly changes in interest rates), government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example,


                                                                            17-K
if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral valuations were significantly lowered, the Company's allowance for loan losses would also require additional provisions for loan losses.

Our policy on the allowance for loan losses is disclosed in Note 1 of the Consolidated Financial Statements. A more detailed description of the allowance for loan losses is included in PART II, Items 7 B.a. and B.b., of this report. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 of the Consolidated Financial Statements (provided in PART II, Item 8, of this document) to obtain a better understanding of how the Company's financial performance is reported.

Recent Accounting Pronouncements. In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The adoption of this pronouncement did not have any material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have any material effect on the Company's consolidated financial statements as of and for the year ended December 31, 2003.

On November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN No. 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The requirements of FIN No. 45 did not have a material impact on the Company's consolidated financial statements. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. At December 31, 2003 and 2002, the fair value of standby letters of credit was not material. The estimated fair value of the Company's standby letters of credit was $43 thousand and $14 thousand at December 31, 2003 and December 31, 2002, respectively. The estimated fair value of standby letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company's standby letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each standby letter of credit to the respective dates above. Due to immateriality of the fair value of the Company's standby letters of credit, as well as their short-term nature, the Company recognized the fees for the standby letters of credit in income at inception during 2003, 2002 and 2001 for each standby letter of credit.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine whether the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the


18-K
company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIEs created after January 31, 2003. However, the FASB postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R), which further delayed the effective date for public companies to March 31, 2004 for VIE's created prior to February 1, 2003, except for interests in special purpose entities, for which a company must adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003. Adoption of the requirements of FIN No. 46R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The FASB issued SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this Statement did not have a significant impact on the Company's consolidated financial statements.

In May 2003, the Company adopted SFSAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. For certain financial instruments, the classification and measurement provisions of SFAS 150 have been deferred indefinitely. The adoption of certain provisions of SFAS 150 did not have a material impact on the Company's consolidated financial statements as of and for the year ended December 31, 2003, nor do we expect the adoption of the remaining provisions of FAS 150 to have a material impact on future consolidated financial statements of the Company.

Accounting for Branch Acquisition. In February 2002, the Company acquired a branch. This acquisition was accounted for as a business combination in accordance with SFAS No. 141. SFAS No. 141 states that a business combination occurs when a entity acquires net assets that constitute a business, as defined by Emerging Issues Task Force Issue (EITF) No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business." EITF No. 98-3 states that a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of inputs (long-lived assets, intellectual property, the ability to obtain access to necessary materials or rights, employees, etc.), processes (the existence of systems necessary for normal, self sustaining operations) and outputs (the ability to obtain access to customers).

Our branch acquisition involved the acquisition of (i) long-lived and intangible assets (building, core deposit intangible and equipment), (ii) employees (branch management and staff), (iii) certain processes (administration of personnel, operational processes and strategic management processes); and (iv) the ability to obtain access to customers who purchase outputs (deposit and loan customers and accounts of the acquired branch were included in the purchase).

Due to the factors involved in the acquisition of the branch in February 2002, the Company's management has concluded that the branch acquired was a business under EITF No. 98-3 and, therefore, the acquisition of that branch constituted a business combination within the scope of SFAS No. 141. In connection with the branch acquisition in February 2002, the Company, in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," recorded an unidentified intangible asset of $1,877,000 and in accordance with SFAS No. 141, a core deposit intangible of $285,000. Upon the adoption of SFAS No. 147 in October 2002, the identified intangible asset of $1,877,000 was reclassified as goodwill on the Company's consolidated balance sheet.

B. Financial Condition

a. Comparison of Financial Condition at December 31, 2003 and December 31, 2002

      Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Asset Composition

Our assets are comprised of earning and non-earning assets. Earning assets include our investment securities, loans, interest-bearing deposits at other banks and Federal Funds sold. Non-earning assets include our real estate and other assets acquired as the result of foreclosure, facilities, equipment, intangibles, non-interest bearing deposits at other banks, and cash. We generally maintain between 92 - 95% of our total assets in earning assets.


                                                                            19-K

Total Assets

During 2003 our total assets increased $20.0 million or 2.8%, from $709.0 million at December 31, 2002 to $729.0 million at December 31, 2003. The modest growth in total assets was driven primarily by an increase in customer deposits. Total deposits at December 31, 2002 were $549.1 million, as compared to $580.6 million at December 31, 2003, a $31.6 million or 5.7% increase.

The substantial majority of additional deposits gathered during 2003 was primarily invested in the investment securities portfolio with only modest growth in total loans. At December 31, 2002 total investment securities equaled $277.4 million. By comparison, at December 31, 2003 total investment securities equaled $319.2 million, an increase of $41.8 million or 15.1%. Total loans increased only slightly between the two periods from $358.3 million at December 31, 2002 to $360.9 million at December 31, 2003, a $2.6 million or 0.73%
increase.

Investment Securities

Our investment securities portfolio consists of available-for-sale and held-to-maturity securities. The following table summarizes our available-for-sale and held-to-maturity investment securities portfolio for the periods indicated.

Summary of Investment Securities:

                                                                               At December 31
                                                --------------------------------------------------------------------------
                                                          2003                      2002                      2001
                                                --------------------------------------------------------------------------

                                                Amortized   Estimated     Amortized   Estimated     Amortized   Estimated
                                                  Cost      Fair Value      Cost      Fair Value      Cost      Fair Value
                                                --------------------------------------------------------------------------
                                                                             (In Thousands)
      Available-for-sale:
      U.S. Treasury and obligations of U.S.
      Government corporations and
      agencies                                  $  5,978     $  6,028     $ 18,265     $ 18,469     $ 16,795     $ 17,001
      Obligations of States and Political
      Subdivisions (Municipal Bonds)              56,684       58,016       38,172       39,629       39,754       39,654
      Mortgage - Backed Securities               192,745      192,365      142,983      146,574       94,082       94,596
      Corporate Bonds                             13,038       13,949       23,171       24,816       32,538       32,780
      Equity securities                            4,520        4,693        4,963        5,054        4,676        4,681
                                                --------     --------     --------     --------     --------     --------
         Total available-for-sale               $272,965     $275,051     $227,554     $234,542     $187,845     $188,712
                                                --------     --------     --------     --------     --------     --------

      Held-to-maturity:
      Obligations of States and Political
      Subdivisions (Municipal Bonds)            $  6,292     $  6,515     $  3,230     $  3,231     $  3,712     $  3,381
      Mortgage-Backed Securities                  37,848       37,901       39,607       40,721       42,305       43,019
                                                --------     --------     --------     --------     --------     --------
         Total held-to-maturity                 $ 44,140     $ 44,416     $ 42,837     $ 43,952     $ 46,017     $ 46,400
                                                --------     --------     --------     --------     --------     --------

During the period, we reduced corporate bond holdings and substantially increased our holdings of mortgage-backed securities and obligations of States and Political Subdivisions, i.e., municipal bonds. Specifically, the estimated fair value of the mortgage-backed securities available-for-sale portfolio, which includes both mortgage pass-through securities and collateralized mortgage obligations, increased from $146.6 million at December 31, 2002 to $192.4 million at December 31, 2003, a $45.8 million or 31.2% increase. Similarly, the estimated fair value of municipal bonds available for sale increased from $39.6 million at December 31, 2002 to $58.0 million at December 31, 2003, a $18.4 million or 46.4% increase. The estimated fair value of corporate bonds available for sale decreased from $24.8 million at December 31, 2002 to $13.9 million at December 31, 2003 due to the sale of certain securities in which the issuer, in management's opinion, posed moderate levels of credit risk.

The estimated fair value of the investment portfolio is largely dependent upon the interest rate environment at the time the market price is determined. As interest rates decline, the estimated fair value of bonds generally increases, and conversely, as interest rates increase, the estimated fair value of bonds generally decreases. At December 31, 2002, the net unrealized gain on the available-for-sale investment securities portfolio was $7.0 million. By comparison, at December 31, 2003, the net unrealized gain on the available-for-sale investment securities portfolio decreased to $2.1 million. The net unrealized gain on the available-for-sale investment securities portfolio decreased during 2003 due to the


20-K
replacement of matured, called and sold higher-yield investment securities with lower-yield investment securities. During 2003, $156.0 million or 56% of the December 31, 2002 investment securities portfolio matured or was sold. In addition, the Treasury interest rates increased during the third and fourth quarters of 2003. This, in turn, caused a decrease in the net unrealized gains recorded on the available-for-sale investment securities.

The following table sets forth information regarding the carrying value, weighted average yields and anticipated principal repayments of the Bank's investment securities portfolio as of December 31, 2003. All amortizing security principal payments, including CMO's and mortgage pass-through securities, are included based on their expected average lives. Callable securities, primarily callable agency securities and municipal bonds, are assumed to mature at the date in which management believes the bond will be called. Available-for-sale securities are shown at fair value. Held-to-maturity securities are shown at their amortized cost. The yields on debt securities shown in the table below are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2003. Yields on obligations of states and municipalities exempt from federal taxation were not tax-effected.

Investment Securities Maturity Table:

                                                     At December 31, 2003
                               -----------------------------------------------------------------

                                                    After One Year through    After Five Years
                               In One Year or Less         Five Years         through Ten Years
                               -----------------------------------------------------------------

                                          Weighted               Weighted               Weighted
                               Carrying    Average    Carrying    Average    Carrying    Average
   Dollars in Thousands          Value      Yield       Value      Yield       Value      Yield
                               -----------------------------------------------------------------
U.S Treasury and federal
agency securities              $  4,016     4.69%     $     --     0.00%     $  2,012     4.24%
Municipal obligations             6,795     4.96%       28,395     4.61%       16,222     4.24%
Mortgage-backed securities       14,668     7.23%      196,027     5.76%       19,518     4.77%
Corporate securities              3,066     7.07%        8,533     7.14%        2,350     8.23%
                               -----------------------------------------------------------------
     Total securities(1)       $ 28,545     6.32%     $232,955     5.67%     $ 40,102     4.73%
                               =================================================================

                                           At December 31, 2003
                               ------------------------------------------


                                 After Ten Years            Total
                               ------------------------------------------

                                          Weighted               Weighted
                               Carrying    Average    Carrying    Average
   Dollars in Thousands          Value      Yield       Value      Yield
                               ------------------------------------------
U.S Treasury and federal
agency securities              $     --     0.00%     $  6,028     4.54%
Municipal obligations            12,896     3.46%       64,308     4.32%
Mortgage-backed securities           --     0.00%      230,213     5.77%
Corporate securities                 --     0.00%       13,949     7.31%
                               ------------------------------------------
     Total securities(1)       $ 12,896     3.46%     $314,498     5.52%
                               ==========================================

(1) This table excludes other equity securities totaling $4.683 million at December 31, 2003.

At December 31, 2003 the approximate weighted average maturity for all of the Bank's available-for-sale and held-to-maturity debt securities was 4.2 years. By comparison, at December 31, 2002 the approximate weighted average maturity of the Bank's available-for-sale and held-to-maturity debt securities was 3.9 years. The weighted average maturity of the debt securities portfolio was greater at December 31, 2003 than at December 31, 2002 due to a reduction in anticipated prepayments on our mortgage-backed securities portfolio. Because many homeowners refinanced their mortgages during 2002 and 2003 due to decreased mortgage rates, the likelihood of refinancing existing mortgages diminished, resulting in an extension of our mortgage-backed securities investment portfolio at December 31, 2003.

At December 31, 2003, 98.5% of the securities held in the Bank's bond portfolio were rated "A" or better by Moody's or Standard and Poor's credit rating services; 89.8% were rated AAA.

At December 31, 2003 we also held $4.7 million of equity securities including:
$135 thousand of Federal Reserve Bank of New York stock, $3.053 million in FHLBNY stock, $733 thousand equity interest in a Small Business Investment Company, Meridian Venture Partners II, L.P, $10 thousand in a money market mutual fund, $36 thousand in New York Business Development Corp. stock and $726 thousand of common stock of other banking institutions. At December 31, 2002 equity securities totaled $5.1 million at estimated fair value. The slight reduction in other equity securities was due to mandatory redemptions of FHLBNY stock.

Interest Bearing Bank Balances and Federal Funds Sold

During 2003 the interest bearing bank balances and federal funds sold averaged $29.3 million. By comparison, during 2002 the interest bearing bank balances and federal funds sold averaged $34.1 million.

The slight decrease in these average balances was primarily due to the maturity of FDIC-insured certificates that were not replaced with new certificates of deposit. At December 31, 2003 we held a portfolio of FDIC-insured certificates of deposit with other banks headquartered throughout the United States. At December 31, 2003 this portfolio was $8.0 million


                                      21-K
versus $16.0 million at December 31, 2002. We purchased the certificates of deposit during December 2000 and January 2001 as part of an investment arbitrage strategy. Specifically, these certificates of deposit were funded by advances secured by the Bank at FHLBNY in the same amount with nearly identical maturity terms. The cost of the advances are 0.70 - 0.75% below the yield on the like maturity certificates of deposit. All of the certificates of deposit will mature by January 2006.

In the normal course of business, we sell and purchase federal funds to and from other banks to meet our daily liquidity needs. Because the funds are generally an unsecured obligation of the counter party, we only sell federal funds to well-capitalized banks that carry strong credit ratings. Our average federal funds sold position did not change significantly from period to period. For 2003 average federal funds sold was $15.1 million, $800 thousand greater than the average federal funds sold position of $14.3 million maintained during 2002.

Loan Portfolio

General. The bank's total loan portfolio increased by 0.7% or $2.6 million, from $358.3 million at December 31, 2002 to $360.9 million at December 31, 2003. Although there was no significant change in the total loan portfolio between the two periods, the composition of the portfolio did change. The following table summarizes the composition of our loan portfolio over the prior five-year period.

Distribution of Loans Table:

                                                             At December 31,
                                -------------------------------------------------------------------------
                                          2003                      2002                      2001
                                -------------------------------------------------------------------------
                                  Amount       Percent      Amount       Percent      Amount      Percent
                                -------------------------------------------------------------------------
(Dollars in Thousands)
Agricultural                    $   2,467        0.7%     $   2,439        0.7%     $   2,020        0.6%
Residential real estate (1)       118,571       32.9%       125,464       35.0%       125,510       38.1%
Commercial real estate            115,733       32.1%       104,967       29.3%        87,268       26.5%
Commercial                         62,564       17.3%        63,156       17.6%        51,137       15.5%
Consumer                           61,571       17.1%        62,269       17.4%        63,609       19.3%
    Total loans                   360,906      100.0%       358,295      100.0%       329,544      100.0%
                                =========================================================================

Less:
Allowance for loan losses          (5,757)                   (5,392)                   (4,476)
                                ---------                 ---------                 ---------
    Net loans                   $ 355,149                 $ 352,903                 $ 325,068
                                =========                 =========                 =========

                                                At December 31,
                                -----------------------------------------------
                                           2000                     1999
                                -----------------------------------------------
                                  Amount      Percent       Amount      Percent
                                -----------------------------------------------
(Dollars in Thousands)
Agricultural                    $   2,412        0.7%     $   2,627        0.8%
Residential real estate (1)       130,003       40.0%       137,310       42.4%
Commercial real estate             76,860       23.7%        75,110       23.1%
Commercial                         48,534       14.9%        46,129       14.2%
Consumer                           66,949       20.6%        62,404       20.6%
    Total loans                   324,758      100.0%       323,580      100.0%
                                ===============================================

Less:
Allowance for loan losses          (4,003)                   (3,998)
                                ---------                 ---------
    Net loans                   $ 320,755                 $ 319,582
                                =========                 =========



(1)   Includes Home Equity Loans

Consumer and residential mortgage loans outstanding each declined due to a very competitive pricing environment for both automobile loans and residential mortgages. Total loans outstanding in these two portfolios decreased from $187.7 million at December 31, 2002 to $180.1 million at December 31, 2003, a $7.6 million or 4.0% decrease. We ceded both consumer and residential mortgage loans to competition in a very low interest rate environment to mitigate interest rate risk. During 2003, automobile manufacturers and their captive finance companies provided cash rebate incentives on new car purchases and/or maintained very low new car financing rates, which have negatively impacted the purchase of used vehicles. The lower levels of used vehicle purchases, an important market for the Company, reduced our origination of consumer loans. Similarly, residential mortgage providers that have the capability to originate and sell conforming mortgages to the secondary market lowered their interest rates to levels below our minimum interest rate threshold for 15 to 30-year fixed rate mortgages thereby reducing our origination of new residential mortgage loans during 2003.

Conversely, in 2003 we increased our commercial, commercial real estate and agricultural loans outstanding. Loans outstanding in these three loan types increased from $170.6 million at December 31, 2002 to $180.8 million at December 31, 2003, a $10.2 million or 6.0% increase. Most of this increase is due to an expansion of our small business lending services outside of our primary five county market area.

The following table sets forth the amount of loans maturing and repricing in our portfolio. The full principal amount outstanding of adjustable rate loans are included in the period in which the interest rate is next scheduled to adjust. Similarly, the full principal amount outstanding of fixed-rate loans are shown based on their final maturity date. The full principal amount outstanding of demand loans without a repayment schedule and no stated maturity, financed accounts


22-K
receivable, and overdrafts are reported as due within one year. The table has not been adjusted for scheduled principal payments nor anticipated principal pre-payments.

Maturity and Repricing of Loans Table:

                                                             One          More
                                            Within One     Through        Than
                                             Year (1)     Five Years    Five Years       Total
                                            ---------------------------------------------------
            Agricultural                     $  1,464      $    367      $    636      $  2,467
            Residential real estate (1)        50,053         2,625        65,893       118,571
            Commercial real estate             60,427        15,620        39,686       115,733
            Commercial                         43,840         8,107        10,617        62,564
            Consumer                           10,520        42,273         8,778        61,571
                                            ---------------------------------------------------
                 Total loans receivable      $166,304      $ 68,992      $125,610      $360,906
                                            ===================================================



            (1)   Includes Home Equity Loans

Table of Fixed and Adjustable Rate Loans:

                                                 Due After December 31, 2004
                                            ------------------------------------
                                              Fixed      Adjustable       Total
                                            ------------------------------------
            Agricultural                    $    468      $  1,779      $  2,247
            Residential real estate (1)       64,572        44,460       109,032
            Commercial real estate            57,307        51,972       109,279
            Commercial                        15,460        14,719        30,179
            Consumer                          50,135           862        50,997
                                            ------------------------------------
                Total loans                 $187,942      $113,792      $301,734
                                            ====================================

            (1)   Includes Home Equity Loans

Commitments and Lines of Credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Since most of the standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit represent extensions of credit. At December 31, 2003 and December 31, 2002, standby letters of credit totaled $10.0 million and $1.6 million, respectively. The increase is primarily due to the issuance of a $4.8 million standby letter of credit for the construction of an assisted living housing project and a $2.9 million standby letter of credit for the development of a municipal parking deck. Both projects are being financed through their respective county's regional Industrial Development Agency. At December 31, 2003 and December 31, 2002, the fair value of the Bank's standby letters of credit was not material.

In addition to standby letters of credit, we have issued lines of credit and other commitments to lend to our customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. These include home equity lines of credit, commitments for residential and commercial construction loans, and other personal and commercial lines of credit. At December 31, 2003 and December 31, 2002, we had outstanding unfunded loan commitments of $49.1 million and $45.4 million, respectively. The increase in the unfunded loan commitments is primarily due to growth in our home equity line of credit portfolio. Our experience shows that these unfunded commitments do not fluctuate significantly from month to month.

Asset Quality and Risk Elements

General. One of our key objectives is to maintain strong credit quality of the Bank's loan portfolio. The following narrative provides summary information and our experience regarding the quality and risk elements of our loan portfolio.

Delinquent Loans. At December 31, 2003 we had $2.744 million of loans that were 30 or more days past due (excluding loans placed on non-accrual status). This equals 0.76% of total loans outstanding. By comparison, at December 31, 2002 we had $5.081 million of loans 30 or more days past due (excluding loans placed on non-accrual status), or 1.42%


                                                                            23-K
of loans outstanding. In management's opinion, the decrease in delinquent loans (still accruing interest) from December 31, 2002 to December 31, 2003 of $2.337 million was due to the implementation of an improved consumer credit identification and management system established in 2001. In addition, one large loan totaling $1.425 million and several small loans were transferred from accrual status to non-accrual status.

Non-accrual, Past Due and Restructured Loans. The following chart sets forth information regarding non-performing assets for the periods stated.

Table of Non-performing Assets:

                                                                       At December 31,
                                                    ---------------------------------------------------
                  Dollars in Thousands               2003       2002       2001       2000       1999
                                                    ---------------------------------------------------
      Loans in Non-Accrual Status:
         Agricultural                               $1,425     $  747     $   --     $   --     $   --
         Residential real estate                       257        222        465        437        554
         Commercial real estate                      1,199      1,049      1,587      1,249        487
         Commercial                                    275         13         33        227        498
         Consumer                                        8          3          5         --         --
                                                    ---------------------------------------------------
               Total non-accruing loans              3,164      2,034      2,090      1,913      1,539
      Loans Contractually Past Due 90 Days or
      More and Still Accruing Interest                 123        717        329        345        372
      Troubled Debt Restructured Loans                 371        387        861        888        917
                                                    ---------------------------------------------------
               Total non-performing loans            3,658      3,138      3,280      3,146      2,828
      Other real estate owned                           20         22        857      1,097      1,662
                                                    ---------------------------------------------------
      Total non-performing assets                   $3,678     $3,160     $4,137     $4,243     $4,490
                                                    ==================================================
      Total non-performing assets as a
      percentage of total assets                      0.50%      0.45%      0.66%      0.76%      0.79%
                                                    ==================================================
      Total non-performing loans as a percentage
      of total loans                                  1.01%      0.88%      1.00%      0.97%      0.87%
                                                    ==================================================

Total non-performing loans increased from $3.138 million at December 31, 2002 to $3.658 million at December 31, 2003, a $520 thousand increase. Non-performing loans as a percent of total loans outstanding totaled 1.01% at December 31, 2003, as compared to 0.88% at December 31, 2002. The net increase in non-performing loans was primarily due to the inclusion of one agricultural loan totaling $1.425 million placed on non-accrual status during the first quarter of 2003 and the foreclosure and removal of an unrelated agricultural loan totaling $747 thousand at December 31, 2002. At December 31, 2003, two loans, the $1.425 million agricultural loan mentioned above and a $761 thousand loan made to a high-tech manufacturing company (70% guaranteed by the United States Department of Agriculture), comprised $2.186 million or 60% of the non-accrual loans outstanding.

Other Real Estate Owned and Repossessed Assets. Other Real Estate Owned ("OREO") consists of properties formerly pledged as collateral on loans which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. At December 31, 2003 and December 31, 2002 we held one property in OREO totaling $20 thousand and $22 thousand respectively.

Potential Problem Loans. In addition to non-performing loans, we have identified through normal credit review procedures, $7.854 million of potential problem loans at December 31, 2003. By comparison, at December 31, 2002 potential problem loans totaled $7.106 million. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. Potential problem loans are typically loans that are performing but are classified by our loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, become restructured, or require increased allowance coverage and provision for loan losses.

Loan Concentrations. At December 31, 2003 we had outstanding $29.2 million of loans or 45% of the Company's total equity capital to borrowers who operate in the hotel / motel industry. The hotel / motel properties that we finance are


24-K
geographically dispersed throughout our market area and the broader statewide region. The Bank's Board of Directors has established a specific exposure guideline for this industry of 50% of the Bank's total equity capital, which at December 31, 2003 was $32.2 million.

At December 31, 2003 we also held $18.2 million of loans secured by commercial rental properties. The portfolio is comprised of a diverse group of properties and borrowers. The average loan size for each of these borrowings is approximately $325 thousand. Five (5) of these loans are each in excess of $1.0 million, totaling $7.728 million.

At December 31, 2003 we had $16.8 million of loans outstanding to four (4) borrowers in the convenience store / fuel business. At December 31, 2003 none of the loans to these borrowers were rated substandard by our management.

Other areas of concentration at December 31, 2003 include $14.9 million of loans outstanding to automotive dealerships, $13.9 million of loans secured by 5 or more unit residential properties, and $8.2 million of loans outstanding to various restaurants.

Summary of Loss Experience (Charge-Offs) and Allowance for Loan Losses. The following table sets forth the analysis of the activity in the allowance for loan losses, including charge-offs and recoveries, for the periods indicated.

Analysis of the Allowance for Loan Losses Table:

                                                      Years Ended December 31,
                                         --------------------------------------------------
                                          2003       2002       2001       2000       1999
                                         --------------------------------------------------
                                                       (Dollars in Thousands)
      Balance at beginning of year       $5,392     $4,476     $4,003     $3,998     $3,458

      Charge offs:
          Agricultural                      147         --         --         --         --
          Residential real estate           174         93        225        559        206
          Commercial real estate             --         --        148         --        103
          Commercial                         46        402        123        753        760
          Consumer                        1,109        926        905        722        751
                                         --------------------------------------------------
             Total charge offs            1,476      1,421      1,401      2,033      1,819
                                         --------------------------------------------------

      Recoveries:
          Agricultural                        8         --         --         --         --
          Residential real estate            10         --         24          7          1
          Commercial real estate             --         --         40         --         --
          Commercial                         70        250         88        135        203
          Consumer                          188        167        181        216        235
                                         --------------------------------------------------
             Total recoveries               276        417        334        358        439
                                         --------------------------------------------------

      Net charge-offs                     1,200      1,004      1,068      1,675      1,380
      Provision for loan losses           1,565      1,920      1,540      1,680      1,920
                                         --------------------------------------------------
      Balance at end of year             $5,757     $5,392     $4,476     $4,003     $3,998
                                         ==================================================

      Ratio of net charge-offs during
      the year to average loans
      outstanding during the year          0.33%      0.29%      0.33%      0.51%      0.44%
                                         ==================================================

      Allowance for loan losses to
      total loans                          1.63%      1.50%      1.36%      1.23%      1.24%
                                         ==================================================

      Allowance for loan losses to
      non-performing loans                  139%       172%       136%       127%       141%
                                         ==================================================


                                                                            25-K

The allowance for loan losses increased from $5.392 million at December 31, 2002 to $5.757 million at December 31, 2003, a $365 thousand or 6.8% increase. The allowance for loan losses as a percent of total loans increased slightly during 2003, from 1.50% at December 31, 2002 to 1.63% at December 31, 2003. Management and the Board of Directors deemed the allowance for loan losses as adequate at December 31, 2002 and December 31, 2003.

Allocation of the Allowance for Loan Losses. We allocate our allowance for loan losses among the loan categories indicated below primarily for purposes of complying with disclosure requirements of the SEC. This allocation should not be interpreted as a projection of (i) likely sources of future charge-offs, (ii) likely proportional distribution of future charge-offs among loan categories, or
(iii) likely amounts of future charge-offs. Since management regards the allowance as a general balance and has assigned unallocated values to categories in the table primarily for purposes of compliance with the disclosure requirements, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the designated categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance represented by the allocation is presented below for the periods indicated.

Loan Loss Summary Allocation Table:

                                                            At December 31,
                                ------------------------------------------------------------------------
                                       2003                     2002                     2001
                                ------------------------------------------------------------------------

                                            Percent of               Percent of               Percent of
                                             Loans in                 Loans in                 Loans in
                                Amount of      Each      Amount of      Each      Amount of      Each
                                Allowance    Category    Allowance    Category    Allowance    Category
                                for Loan     to Total    for Loan     to Total    for Loan     to Total
Dollars in Thousands             Losses       Loans       Losses       Loans       Losses       Loans
                                ------------------------------------------------------------------------
Agricultural                     $   57        0.99%      $   48        0.89%      $   34        0.76%
Residential real estate (1)         545        9.47%         718       13.32%         598       13.36%
Commercial real estate            2,248       39.05%       2,051       38.04%       1,461       32.64%
Commercial                        1,240       21.54%       1,234       22.89%         857       19.15%
Consumer                            966       16.78%       1,017       18.86%         982       21.94%
Unallocated                         701       12.18%         324        6.01%         544       12.15%
                                ------------------------------------------------------------------------
     Total                       $5,757      100.00%      $5,392      100.00%      $4,476      100.00%
                                ========================================================================

                                                 At December 31,
                                -----------------------------------------------
                                       2000                     1999
                                -----------------------------------------------

                                            Percent of               Percent of
                                             Loans in                 Loans in
                                Amount of      Each      Amount of      Each
                                Allowance    Category    Allowance    Category
                                for Loan     to Total    for Loan     to Total
Dollars in Thousands             Losses       Loans       Losses       Loans
                                -----------------------------------------------
Agricultural                     $   45        1.12%      $   54        1.35%
Residential real estate (1)         639       15.96%         483       12.08%
Commercial real estate            1,447       36.15%       1,536       38.42%
Commercial                          914       22.83%         944       23.61%
Consumer                            689       17.21%         607       15.18%
Unallocated                         269        6.72%         374        9.35%
                                -----------------------------------------------
     Total                       $4,003      100.00%      $3,998      100.00%
                                ===============================================

(1)   Includes Home Equity Loans

Other Assets

Other Assets are comprised of Premises and Equipment, Bank-Owned Life Insurance, Goodwill, Other Intangible Assets and Other Assets. The following table summarizes the change in Other Assets between December 31, 2002 and December 31, 2003:

Table of Other Assets:

            --------------------------------------------------------------
                                            At December 31,
                                          -------------------
                 Dollars in Thousands      2003        2002        Change
            --------------------------------------------------------------
            Premises and Equipment        $ 5,721     $ 5,954     $  (233)
            --------------------------------------------------------------
            Bank-Owned Life Insurance      14,405      13,766         639
            --------------------------------------------------------------
            Goodwill                        2,682       2,682          --
            --------------------------------------------------------------
            Intangible Assets, Net            461         576        (115)
            --------------------------------------------------------------
            Other Assets                   11,524       8,660       2,864
            --------------------------------------------------------------
                 Total Other Assets       $34,793     $31,638     $ 3,155
            --------------------------------------------------------------

Bank-Owned Life Insurance. The cash surrender value of the life insurance at December 31, 2003 was $14.405 million, compared to $13.766 million at December 31, 2002. The increase is attributable to an increase in the cash surrender value of the policies between the periods totaling $639 thousand. The policies are issued by five different life insurance companies and are issued on the lives of the Bank's senior management.


26-K

Goodwill and Other Intangible Assets. In February 2002 we acquired a branch in the City of Norwich, New York from a regional competitor. We acquired $34.3 million in deposit liabilities and $3.2 million in loan assets. We recorded $1.877 million in goodwill and $285 thousand in core deposit intangible in conjunction with the branch acquisition. No impairment of the goodwill was deemed necessary during 2003. The core deposit intangible is being amortized over 5 years.

Other Assets. Other assets increased by $2.864 million from $8.660 million at December 31, 2002 to $11.524 million at December 31, 2003. During 2003 our prepaid pension plan asset increased by $1.157, from $3.372 million at December 31, 2002 to $4.529 million at December 31, 2003. Most of the increase was due to a $1.700 million contribution made to the plan during the third quarter of 2003. At December 31, 2003, interest receivable, deferred tax assets and accounts receivable totaled $4.420 million. By comparison, these assets totaled $3.379 million at December 31, 2002, netting an increase of $1.041 million year over year. And finally, during the third quarter of 2003, we placed a $253 thousand escrow deposit on a property which will serve as the location for a new full service Bank branch location.

Composition of Liabilities

Deposits. Deposits are our primary funding source. At December 31, 2003 deposits represented 87.4% of our total liabilities, compared to 84.9% at December 31, 2002. Total deposits increased by $31.6 million or 5.7% during 2003, from $549.1 million at December 31, 2002 to $580.6 million at December 31, 2003. Nearly all of the growth occurred in core deposit accounts, specifically demand deposits, personal savings and NOW accounts. Management believes that consumers placed their investable funds in liquid bank deposit accounts during 2003 because of a perception that bond and equity investment opportunities were limited.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2003.

Time Accounts Maturity Table:

                                                                      Maturity as of December 31, 2003
                                                   --------------------------------------------------------------------
                                                   3 Months     Over 3 to 6    Over 6 to 12      Over 12
                Dollars in Thousands                or Less        Months         Months         Months          Total
                                                   --------------------------------------------------------------------
      Certificates of Deposit and Other Time
      Deposits of $100,000 or more                 $ 19,207       $ 24,009       $ 12,329       $ 30,407       $ 85,952

      Certificates of Deposit and Other Time
      Deposits less than $100,000                    23,594         17,075         43,357         98,208        182,234
                                                   --------------------------------------------------------------------

      Total of time accounts                       $ 42,801       $ 41,084       $ 55,686       $128,615       $268,186
                                                   ====================================================================

Foreign Deposits in Domestic Offices. At December 31, 2003 we held $14.4 million of deposits from foreign depositors. This compares to $13.8 million at December 31, 2002. The substantial majority of these deposit relationships were acquired during 1994 when we purchased certain assets and all of the deposit liabilities from the First National Bank of Downsville in Delaware County, New York.

Borrowings. Total borrowings decreased by $10.7 million during 2003, from $86.6 million at December 31, 2002 to $75.9 million at December 31, 2003. The decrease in borrowed funds is the result of a few factors. During 2003 we reduced our long-term borrowings by $17.5 million from $73.3 million at December 31, 2002 to $55.8 million at December 31, 2003. Specifically, we repaid an $8.0 million FHLBNY advance in January, a $1.5 million FHLBNY advance in June, a $500 thousand FHLBNY advance in July, $5.0 million of advances in December and $2.5 million in monthly amortizing payments throughout the period on other FHLBNY long-term advances. In addition, treasury, tax & loan notes held for the benefit of the U.S. Treasury Department decreased from $3.0 million at December 31, 2002 to $740 thousand at December 31, 2003. These reductions in borrowings were offset by a $918 thousand increase in securities sold under agreements to repurchase. At December 31, 2002 securities sold under agreements to repurchase were $10.3 million, as compared to $11.2 million at December 31, 2003. In addition, we borrowed $8.1 million of federal funds at December 31, 2003, as compared to no federal funds borrowed at December 31, 2002. At December 31, 2003 borrowed funds represented 11.4% of our total liabilities, compared to 13.4% at December 31, 2002. See Note 8 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on our borrowings.

C. Results of Operations

a. Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

      Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.


                                      27-K

Summary. Net income for 2003 was $8.713 million. This represents a $151 thousand or 1.8% increase over 2002 net income of $8.562 million. Earnings per share increased by $0.02 per share from $0.76 per share in 2002 to $0.78 per share in 2003. Net interest income was very flat between periods. Therefore, the increase in our earnings was primarily due to an increase in other income, a reduction in the provision for loan losses, and a lower provision for income taxes offset by an increase in other expenses. More specifically, during 2003 other income increased by $407 thousand, the provision for loan losses decreased by $355 thousand and the income tax provision was $81 thousand less in 2003 than in 2002. The combined improvement of these items totaling $843 thousand was offset by a $693 thousand increase in other expenses.

Return on average assets declined from 1.25% in 2002 to 1.20% in 2003. This occurred primarily because net interest margin declined during 2003. Historically low and declining interest rates prompted significant loan refinancing activity, reducing interest rate spreads on new loans and investments. Return on average stockholders' equity also declined from 14.36% in 2002 to 13.67% in 2003.

Net Interest Income. Net interest income is our most significant source of revenue. During 2003 and 2002 respectively net interest income comprised 81% and 82% of our total revenues. Therefore, the following tables including the Asset and Yield Summary Table, the Interest Rate Table and the Rate and Volume Table and the associated analytical narrative are important components of our results of operations.

The following table summarizes the total dollar amount of interest income from average earnings assets and the resultant yields, as well as, the interest expense and rate paid on average interest bearing liabilities. No tax equivalent adjustments were made for tax-exempt assets. The average balances presented are calculated using daily totals and averaging them for the period indicated.


                                      28-K

Asset and Yield Summary Table:

                                                                   For the Years Ended December 31,
                                  -----------------------------------------------------------------------------------------------
                                                 2003                             2002                             2001
                                  -----------------------------------------------------------------------------------------------
                                    Average    Interest              Average    Interest              Average    Interest
                                  Outstanding   Earned    Yield/   Outstanding   Earned    Yield/   Outstanding   Earned   Yield/
                                    Balance      /Paid     Rate      Balance      /Paid     Rate      Balance      /Paid    Rate
                                  -----------------------------------------------------------------------------------------------
Earning Assets:                                                          (Dollars in thousands)
   Federal funds sold and
   interest bearing deposits        $ 29,324    $ 1,101    3.75%     $ 34,060    $ 1,495    4.39%     $ 33,412    $ 1,853   5.55%
   Securities (1)                   $301,502    $13,042    4.33%     $275,643    $13,638    4.95%     $206,642    $11,415   5.52%
   Loans, Net (2)                   $352,935    $24,477    6.94%     $336,283    $26,503    7.88%     $319,083    $29,025   9.10%
                                    -------------------              -------------------              -------------------
      Total earning assets          $683,761    $38,620    5.65%     $645,986    $41,636    6.45%     $559,137    $42,293   7.56%

   Non-earning assets               $ 44,465                         $ 41,520                         $ 33,661
                                    --------                         --------                         --------
      Total assets                  $728,226                         $687,506                         $592,798
                                    ========                         ========                         ========

Liabilities:
   Savings accounts                 $ 89,088    $   792    0.89%     $ 79,382    $ 1,101    1.39%     $ 70,149    $ 1,403   2.00%
   Money market accounts            $ 30,938    $   299    0.97%     $ 36,548    $   537    1.47%     $ 41,892    $ 1,283   3.06%
   NOW accounts                     $121,288    $ 1,351    1.11%     $ 95,861    $ 1,678    1.75%     $ 54,880    $ 1,118   2.04%
   Time accounts                    $280,291    $ 8,258    2.95%     $274,985    $ 9,719    3.53%     $247,737    $12,806   5.17%
   Borrowings                       $ 77,068    $ 3,453    4.48%     $ 80,129    $ 4,135    5.16%     $ 69,556    $ 3,839   5.52%
                                    -------------------              -------------------              -------------------
      Total interest
      bearing liabilities           $598,673    $14,153    2.36%     $566,905    $17,170    3.03%     $484,214    $20,449   4.22%

   Non-interest bearing
   deposits                         $ 57,353                         $ 52,652                         $ 48,339
   Other non-interest bearing
   liabilities                      $  8,454                         $  8,323                         $  6,265
                                    --------                         --------                         --------
      Total liabilities             $664,480                         $627,880                         $538,818
   Shareholder's equity             $ 63,746                         $ 59,626                         $ 53,980
                                    --------                         --------                         --------
      Total liabilities and
      shareholder's equity          $728,226                         $687,506                         $592,798
                                    ========                         ========                         ========

   Net interest income                          $24,467                          $24,466                          $21,844
                                                =======                          =======                          =======

   Net interest rate spread (3)                            3.29%                            3.42%                           3.34%
                                                           ====                             ====                            ====

   Net earning assets               $ 85,088                         $ 79,081                         $ 74,923
                                    ========                         ========                         ========

   Net interest margin (4)                                 3.58%                            3.79%                           3.91%
                                                           ====                             ====                            ====

   Ratio of earning assets to
   interest bearing liabilities       114.21%                          113.95%                          115.47%
                                    ========                         ========                         ========

(1) Securities are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

(2) Average net loans equal average total loans less the average allowance for loan losses. However, for purposes of these computations, non-accrual loans are included in average loan balances outstanding.

(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.


                                                                            29-K

Net interest income was flat period over period, increasing by only $1 thousand from 2002 to 2003. More specifically, net interest income was $24.467 million in 2003 as compared to $24.466 million in 2002. Although net interest margin declined by 0.21% between the periods from 3.79% in 2002 to 3.58% in 2003, its negative impact on net interest income was offset by growth in earning assets. The decrease in our net interest margin was primarily driven by rapidly declining earning asset yields. Our earning asset yields declined by 0.80%, from 6.45% in 2002 to 5.65% in 2003. This occurred because the interest rates at which we originated new loans, acquired new investment securities and sold overnight federal funds during 2003 were significantly lower than comparable interest rates in 2002 (see comparative interest rate table below).

Comparative Interest Rate Table:

      --------------------------------------------------------------------------------------------------------------------
                                                          2003                                        2002
                                      ----------------------------------------    ----------------------------------------
          Interest Rates (1)          December   September    June       March    December   September    June       March
      ------------------------------------------------------------------------    ----------------------------------------
      Target Federal Funds Rate         1.00%      1.00%      1.00%      1.25%      1.25%      1.75%      1.75%      1.75%
      ------------------------------------------------------------------------    ----------------------------------------
      NYC Prime                         4.00%      4.00%      4.00%      4.25%      4.25%      4.75%      4.75%      4.75%
      ------------------------------------------------------------------------    ----------------------------------------
      90 Day Treasury Bill              0.88%      0.91%      0.81%      1.10%      1.18%      1.44%      1.66%      1.75%
      ------------------------------------------------------------------------    ----------------------------------------
      6 Month Treasury Bill             0.99%      1.00%      0.82%      1.10%      1.21%      1.43%      1.68%      2.02%
      ------------------------------------------------------------------------    ----------------------------------------
      1 Year Treasury Note              1.21%      1.06%      0.84%      1.16%      1.20%      1.47%      1.92%      2.57%
      ------------------------------------------------------------------------    ----------------------------------------
      2 Year Treasury Note              1.84%      1.47%      1.10%      1.49%      1.59%      1.73%      2.75%      3.58%
      ------------------------------------------------------------------------    ----------------------------------------
      3 Year Treasury Note              2.31%      1.97%      1.40%      1.86%      1.94%      2.13%      3.30%      4.18%
      ------------------------------------------------------------------------    ----------------------------------------
      4 Year Treasury Note              2.77%      2.34%      1.79%      2.36%      2.37%      2.46%      3.70%      4.56%
      ------------------------------------------------------------------------    ----------------------------------------
      5 Year Treasury Note              3.24%      2.82%      2.16%      2.73%      2.71%      2.72%      3.99%      4.81%
      ------------------------------------------------------------------------    ----------------------------------------
      7 Year Treasury Note              3.68%      3.36%      2.67%      3.33%      3.21%      3.28%      4.41%      5.12%
      ------------------------------------------------------------------------    ----------------------------------------
      10 Year Treasury Note             4.27%      3.94%      3.27%      3.82%      3.79%      3.68%      4.73%      5.28%
      ------------------------------------------------------------------------    ----------------------------------------
      15 Year Treasury Note             4.81%      4.52%      3.89%      4.45%      4.48%      4.47%      5.34%      5.81%
      ------------------------------------------------------------------------    ----------------------------------------
      30 Year Treasury Note             5.08%      4.88%      4.35%      4.84%      4.76%      4.78%      5.13%      5.42%
      ------------------------------------------------------------------------    ----------------------------------------
      Federal Housing Finance
      Board National Avg                5.79%      5.61%      5.68%      5.88%      6.03%      6.32%      6.62%      6.77%
      Mortgage Contract Rate
      --------------------------------------------------------------------------------------------------------------------

            (1) The above interest rates are provided to us by a third party vendor on a bi-weekly basis. The interest rates provided in the table are obtained from the report nearest to the month-end. The Federal Housing Finance Board national average mortgage contract rate is presented with a one-month lag.

The yield on the loan portfolio declined from 7.88% in 2002 to 6.94% in 2003. As existing loans matured and amortized throughout 2003, they were replaced by new loans at lower rates of interest. In addition, the interest rates earned on variable rate loans were lower in 2003 than in 2002. The prime rate and the 1-year constant maturity Treasury rate are index rates upon which a significant amount of our variable rate loans are based. On average, these index rates were lower in 2003 than in 2002. And finally, many large commercial and commercial real estate borrowers with fixed rate loans renegotiated their existing loans to lower rates of interest throughout 2002 and 2003.

The average yield on the investment securities portfolio also decreased during 2003. Specifically, the investment securities portfolio decreased from 4.95% in 2002 to 4.33% in 2003. Increased levels of mortgage refinancing activity accelerated prepayments on our mortgage backed securities requiring that we reinvest the maturing principal dollars at lower market yields. Additionally, the increased prepayment levels also required us to increase amortization expense on investment securities being held with "premiums," i.e., securities with amortized book values exceeding par value, thereby decreasing interest income and average yield.

The yield on the federal funds sold and interest-bearing liabilities at other banks decreased from 4.39% in 2002 to 3.75% in 2003. This is primarily attributable to the Federal Open Market Committee lowering its target Federal Funds rate from 1.75% through most of 2002 to 1.00% for most of 2003. In addition $8.0 million of our FDIC-insured certificates of deposit matured during 2003 and were not replaced by earning assets with comparable yields.

While earning asset yields decreased, management was only able to decrease the cost of interest-bearing liabilities by 0.67% from 3.03% in 2002 to 2.36% in 2003. We, along with other banks and competitors, dropped deposit rates significantly throughout the last two quarters of 2002 and the first two quarters of 2003 to offset a general decline in interest rates, and in turn, asset yields. Management, however, found it increasingly difficult throughout 2003 to lower interest rates paid on deposits further as many of the Bank's non-maturity deposit accounts, such as savings and interest-


30-K
bearing checking accounts, were already near an interest rate floor of 0%. Accordingly, management's options to reduce interest expense declined as interest rates decreased.

Rate and Volume Analysis. Net interest income increased by $1 thousand from $24.466 million in 2002 to $24.467 million in 2003. Changes in volume increased net interest income by $1.761 million between the two periods, while changes in rate decreased net interest income by $1.760 million.

The following table presents changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amount of change. The table has not been adjusted for tax-exempt interest.

Rate and Volume Table:

                                                                     Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                        2003 vs. 2002                         2002 vs. 2001
                                             -------------------------------------------------------------------------
                                               Rate        Volume        Total        Rate        Volume        Total
                                             -------------------------------------------------------------------------
                                                                          (In Thousands)
      Earning assets:
         Federal funds sold and interest
         bearing deposits                    $  (216)     $  (178)     $  (394)     $  (386)     $    28      $  (358)
         Securities                          $(1,714)     $ 1,119      $  (595)     $(1,191)     $ 3,414      $ 2,223
         Loans                               $(3,182)     $ 1,155      $(2,027)     $(3,878)     $ 1,356      $(2,522)
                                             ----------------------------------     ----------------------------------
            Total earning assets             $(5,112)     $ 2,096      $(3,016)     $(5,455)     $ 4,798      $  (657)
                                             ----------------------------------     ----------------------------------

      Interest bearing liabilities:
         Savings accounts                    $   395      $   (86)     $   309      $   430      $  (128)     $   302
         Money market accounts               $   184      $    54      $   238      $   667      $    79      $   746
         NOW accounts                        $   610      $  (283)     $   327      $   157      $  (717)     $  (560)
         Time accounts                       $ 1,619      $  (157)     $ 1,462      $ 4,016      $  (929)     $ 3,087
         Borrowings                          $   544      $   137      $   681      $   250      $  (546)     $  (296)
                                             ----------------------------------     ----------------------------------
      Total interest bearing liabilities     $ 3,352      $  (335)     $ 3,017      $ 5,520      $(2,241)     $ 3,279
                                             ----------------------------------     ----------------------------------

      Change in net interest income          $(1,760)     $ 1,761      $     1      $    65      $ 2,557      $ 2,622
                                             ----------------------------------     ----------------------------------

The interest income earned on loans decreased by $2.027 million between the two periods, from $26.503 million in 2002 to $24.477 million in 2003. The increase in average loan volume from $336.3 million in 2002 to $352.9 million in 2003 contributed $1.155 million of additional interest income, whereas the reduction in the average loan yield decreased interest income by $3.182 million. Average loan yields decreased by 0.94% between the two periods from 7.88% in 2002 to 6.94% in 2003.

The interest income on investment securities decreased by $595 thousand, from $13.638 million in 2002 to $13.042 million in 2003. The average volume of the investment portfolio increased significantly between periods from $275.6 million during 2002 to $301.5 million during 2003, generating $1.119 million in additional interest income. This improvement, however, was offset by lower investment yields, which reduced interest income by $1.714 million.

The interest income on Federal funds sold and interest-bearing deposits decreased period over period. Specifically, interest income for these asset categories, decreased by $394 thousand, from $1.495 million in 2002 to $1.101 thousand in 2003. A reduction in our average FDIC-insured certificate portfolio and a reduction in the federal funds rate both contributed to the decrease in interest income.

The average volume of savings accounts and NOW accounts increased significantly between the two periods in spite of declining interest rates. Specifically, the average volume of savings accounts increased from $79.4 million in 2002 to $89.1 million in 2003. Similarly, the average volume of NOW accounts increased from $95.9 million in 2002 to $121.3 million in 2003. Interest expense for savings and NOW accounts decreased between the two periods by $636 thousand. Increased volume in these two deposit categories created additional interest expense of $369 thousand, while a


31-K
significant decline in short-term interest rates allowed management to reduce the interest expense on these accounts by $1.005 million.

Interest expense on money market accounts decreased from $537 thousand in 2002 to $299 thousand in 2003. Both a reduction in the average volume of money market balances, as well as a reduction in the interest rate paid on money market accounts, contributed to this reduction in interest expense.

Time account balances increased slightly between the two years. The average outstanding balance of time accounts during 2003 was $280.3 million, as compared to $275.0 million during 2002. Accordingly, interest expense due to volume for time accounts only increased $157 thousand period over period. By comparison, a substantial decrease in interest rates allowed management to lower certificate of deposit rates, saving $1.619 million of interest expense period over period. The net interest expense savings due to time account balances equaled $1.462 million.

Interest expense for borrowings decreased from $4.135 million in 2002 to $3.453 million in 2003. The $681 thousand decrease in interest expense for borrowings is attributable to both a reduction in borrowings outstanding and a decrease in average borrowing costs.

Provision for Loan Losses. The provision for loan losses for 2003 was $1.565 million, as compared to $1.920 million in 2002, a $355 thousand or 18.5% decrease. The provision for loan losses decreased in 2003, as compared to 2002 due to a significant decrease in delinquent loans, a relatively stable level of net charge-offs, and a stable level of specifically identified inherent losses in the loan portfolio. Delinquent loans (those 30 or more days past due) as a percent of total loans outstanding averaged 1.49% during 2003, as compared to 2.13% during 2002. Management attributes the improvement in delinquency levels to implementation of an improved consumer credit identification and management system established in 2001. Net charge-offs remained relatively stable between 2003 and 2002. Net charge-offs in 2003 were $1.200 million in 2003 or 0.33% of average loans outstanding. By comparison, net charge-offs in 2002 were $1.004 million or 0.29% of average loans outstanding. While the level of non-performing loans increased slightly period to period, the loans that were transferred to non-accrual status during 2003 were adequately reserved for in the allowance for loan losses prior to transfer to non-accrual status. The provision for loan losses as a percentage of average total loans outstanding was 0.44% for 2003, as compared to 0.57% for 2002.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, investment security gains / (losses), other service fees and other income. Non-interest income increased from $5.264 million in 2002 to $5.671 million in 2003. This represents a 7.7% or $407 thousand increase. The most significant reason non-interest income increased period over period is due to the increase in the realized gains on the sale of available for sale investment securities.

Total trust fees decreased slightly in 2003. Specifically, trust fees totaled $1.416 million in 2002, as compared to $1.383 million in 2003, a $33 thousand or 2.3% decrease. The decrease in trust fees was due to a slight reduction in the average market value and account income in 2003, versus 2002, at the time fees were charged. The sharp increase in the period end market value of trust accounts between December 31, 2002 and December 31, 2003 was due to a single Trust that was funded during December 2003. No fees were charged on this account in 2003.

Service charges on deposit accounts declined from $1.583 million in 2002 to $1.457 million in 2003, a $126 thousand or 8.0% decrease. During the second half of 2002, the Bank removed certain service fee charges on its business checking accounts in an effort to remain competitive and retain customers. This led to a reduction in service fee income generated on these accounts.

Commission income from the Bank's insurance policy sales activities remained fairly flat at $434 thousand for 2003, as compared to $428 thousand for 2002.

During 2003 we netted pre-tax realized gains of $808 thousand on the call and sale of investment securities. This represents a $320 thousand increase over 2002 when net pre-tax realized gains were $488 thousand. During 2003 we sold $9.6 million of long term corporate bonds and $1.8 million of mortgage-backed securities and had an additional $145.7 million in municipal, government agency and mortgage-backed securities available for sale and held to maturity securities mature or be called as interest rates declined. The corporate securities were sold because management believed it was prudent to reduce the credit risk, lock-in gains and shorten the duration of the available for sale investment securities portfolio while interest rates were at or near 40-year lows. The long-term corporate bonds were sold in particular because of their sensitivity to market value decline in an increasing interest rate environment.

The income related to the increase in the cash value of bank-owned life insurance increased from $563 thousand in 2002 to $640 thousand in 2003, a $77 thousand increase. The increase was primarily due to the purchase of three additional policies, totaling $2.5 million in premium, which occurred during the fourth quarter of 2002. The policies were purchased


32-K
to finance the benefit expense associated with the Company's implementation of a supplemental executive retirement plan ("SERP").

Other service fees are comprised of numerous types of fee income, including merchant credit card processing fees, residential mortgage origination fees, official check and check cashing fees, travelers check sales, wire transfer fees, letter of credit fees and other miscellaneous service charges, commissions and fees. Other service fees decreased from$404 thousand in 2002 to $325 thousand in 2003, a $79 thousand decrease. The reduction in other service fees was primarily due to the loss of one significant merchant credit card processing account offset by a slight increase in letter of credit fees.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, rental of foreclosed real estate, and income related to the securities held for our executive deferred compensation plan. Other income increased from $382 thousand in 2002 to $624 thousand in 2003, a $242 thousand or 63.4% increase. The income related to the Bank's securities held by the executive deferred compensation plan increased by $469 thousand, from a loss of $205 thousand in 2002 to a gain of $264 thousand in 2003 due to improved returns on these securities. Income related to the Bank's investment in New York Bankers Title Agency East increased by $34 thousand, from $34 thousand in 2002 to $68 thousand in 2003. These improvements were offset by a $64 thousand reduction in other real estate owned (foreclosed property) rental income due to sale of a foreclosed rental property in November 2002; a reduction in investment service fee income of $47 thousand; a reduction in the New York Bankers Insurance Trust dividend payments of $62 thousand; a $24 thousand decrease in lease income; a $25 thousand insurance claim paid in 2002 only; and other miscellaneous items totaling $39 thousand.

Non-Interest Expense. Non-interest expenses are comprised of salary and employee benefit expense, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other expense. Total non-interest expenses increased from $15.890 million in 2002 to $16.583 million in 2003, a $693 thousand or 4.4% increase.

Salaries and benefits expense increased by $169 thousand or 1.6%, from $10.345 million in 2002 to $10.514 million in 2003. New staff salaries and wage increases increased salary expense by $158 thousand period to period. The Bank's defined benefit pension plan benefit expense increased by $317 thousand year over year due to a decrease in investment returns on plan assets and a reduction in the discount rate used to calculate the Bank's future benefit obligation during 2001 and 2002. Other miscellaneous benefit programs including group life insurance expenses increased benefit costs by $72 thousand period to period. These increases were offset by a significant reduction in other benefits expense. In 2002 we recorded an expense totaling $541 thousand for the SERP for Messrs. Whittet and Moyer. The expense related to these agreements was $163 thousand in 2003, a $378 decrease.

Net occupancy expense totaled $1.360 million in 2003 as compared to $1.158 million in 2002, a $202 thousand or 17.4% increase. Increases in snow removal and utility expenses related to a cold winter in the first-half of 2003, as well as general increases in insurance cost and property taxes, were responsible for the increased occupancy expense.

Furniture and equipment expense remained relatively unchanged between 2002 and 2003. Furniture and equipment expense was $803 thousand in 2003, as compared to $810 thousand in 2002.

Computer service fees, advertising and marketing expense and professional fees all increased during 2003. On a combined basis these expenses totaled $1.150 million in 2003 as compared to $905 thousand in 2002, a $245 thousand or 27% increase. Professional fees increased by $134 thousand from 2002 to 2003, primarily due to fees paid to legal advisors and our primary external auditor for the listing of the Company's stock on the American Stock Exchange and the associated registration with the Securities and Exchange Commission.

Other expenses increased from $2.673 million in 2002 to $2.756 million in 2003, an $83 thousand or 3.1% increase. The expense related to the Bank's executive deferred compensation plan increased by $469 thousand, from a gain of $205 thousand in 2002 to an expense of $264 thousand in 2003. This increase was offset by a $141 thousand reduction in expenses associated with managing foreclosed property; a $114 thousand decrease on the loss associated with the disposal of assets; a $78 thousand reduction in expenses related to servicing the Bank's accounts receivable financing program; and a $73 thousand decrease in telephone expense. Other miscellaneous expenses increased (net) $20 thousand from 2002 to 2003.

Income Taxes. Income tax expense decreased from $3.358 million in 2002 to $3.277 million in 2003, an $81 thousand decrease. The decrease in the income tax expense is primarily due to an increase in tax-exempt income, for state and municipal investment securities and an increase in the income related to bank-owned life insurance.


                                                                            33-K

b. Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

      Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

General. Net Income for 2002 was $8.562 million, compared to $8.046 million in 2001, a $516 thousand improvement. This represented earnings per share of $0.76 for 2002 and $0.71 for 2001. The improvement in net income was largely driven by improvements in Net Interest Income of $2.622 million and Non Interest Income of $430 thousand offset by increases in the provision for loan losses, non-interest expenses and the income tax provision. Return on average assets declined from 1.36% in 2001 to 1.25% in 2002. This occurred because net interest margin declined during 2002. Historically low and declining interest rates prompted significant loan refinancing activity, reducing interest rate spreads on new loans and investments. Return on average stockholders' equity also declined from 14.91% in 2001 to 14.36% in 2002. This primarily occurred because average stockholders' equity increased by $5.6 million or 10.5% during 2002 while net income only increased by $516 thousand or 6.4%.

Net Interest Income. Net interest income increased from $21.8 million in 2001 to $24.5 million in 2002. This increase was primarily driven by asset growth, not by significant improvements in net interest spread. Average earning assets increased by 15.5% or $86.8 million from $559.1 million during 2001 to $646.0 million during 2002.

The yield on the loan portfolio declined significantly during 2002. Specifically, the yield on the loan portfolio was 9.10% in 2001, as compared to 7.88% in 2002. This occurred for two primary reasons. First, as mortgage, consumer and commercial loan rates decreased throughout the period, many borrowers refinanced or repaid their existing loans and secured new loans at much lower interest rates. Second, the yield on the Bank's variable rate loans, which are primarily tied to the Prime rate, declined steadily throughout 2001 and 2002.

Similar to the loan portfolio, the investment portfolio also experienced lower yields in 2002 than in 2001. Specifically the investment portfolio yield decreased from 5.52% in 2001 to 4.95% in 2002. Increased levels of mortgage financing activity accelerated prepayments on our mortgage backed securities requiring that we reinvest the maturing principal dollars at lower market yields. Additionally, the increased prepayment levels also required us to increase amortization expense on investment securities being held with "premiums," i.e., securities with amortized cost exceeding par value.

A decrease in the yield on the federal funds sold and interest-bearing liabilities at other banks is primarily attributed to a lower average Federal Funds earnings rate during 2002.

The cost of total interest-bearing liabilities declined from 4.22% in 2001 to 3.03% in 2002, due to a declining national interest rate environment throughout 2001 and 2002. We, along with other banks and competitors, dropped deposit rates significantly throughout 2001 and 2002 to offset a general decline in asset yields.

Rate and Volume Analysis. In 2002 net interest income increased $2.622 million, a 12% increase over 2001. Approximately 97% of this increase is attributable to the increased volume of earning assets. Specifically, the increase in total earning asset volumes contributed $4.798 million of additional interest income, while the increase in interest bearing liabilities due to changes in volume only increased interest expense by $2.241 million. By comparison, the reduction in net interest income due to changes in interest rates totaled $65 thousand. Interest income on earning assets declined by $5.455 million due to changes in interest rates, while interest expense on interest bearing liabilities declined by $5.520 million due to changes in interest rates.

Although interest rates declined during 2002 (see interest rate table below), the Bank's management was able to slightly improve net interest rate spread by reducing funding costs throughout the year. However, without the volume increases in investment securities, loans and other earning assets, net interest income would likely have remained relatively unchanged.


34-K

Interest Rate Table:

      --------------------------------------------------------------------------------------------------------------------
                                                                       2002                           2001
                                                ------------------------------------------------------------     Change
                                                                                                              Dec. 2001 to
                Interest Rates (1)              December     September      June         March      December   Dec. 2002
      --------------------------------------------------------------------------------------------------------------------
      Target Federal Funds Rate                   1.25%        1.75%        1.75%        1.75%        1.75%      -0.50%
      --------------------------------------------------------------------------------------------------------------------
      NYC Prime                                   4.25%        4.75%        4.75%        4.75%        4.75%      -0.50%
      --------------------------------------------------------------------------------------------------------------------
      90 Day Treasury Bill                        1.18%        1.44%        1.66%        1.75%        1.67%      -0.49%
      --------------------------------------------------------------------------------------------------------------------
      6 Month Treasury Bill                       1.21%        1.43%        1.68%        2.02%        1.77%      -0.56%
      --------------------------------------------------------------------------------------------------------------------
      1 Year Treasury Note                        1.20%        1.47%        1.92%        2.57%        2.07%      -0.87%
      --------------------------------------------------------------------------------------------------------------------
      2 Year Treasury Note                        1.59%        1.73%        2.75%        3.58%        2.66%      -1.07%
      --------------------------------------------------------------------------------------------------------------------
      3 Year Treasury Note                        1.94%        2.13%        3.30%        4.18%        3.74%      -1.80%
      --------------------------------------------------------------------------------------------------------------------
      4 Year Treasury Note                        2.37%        2.46%        3.70%        4.56%        4.26%      -1.89%
      --------------------------------------------------------------------------------------------------------------------
      5 Year Treasury Note                        2.71%        2.72%        3.99%        4.81%        4.52%      -1.81%
      --------------------------------------------------------------------------------------------------------------------
      7 Year Treasury Note                        3.21%        3.28%        4.41%        5.12%        4.99%      -1.78%
      --------------------------------------------------------------------------------------------------------------------
      10 Year Treasury Note                       3.79%        3.68%        4.73%        5.28%        5.20%      -1.41%
      --------------------------------------------------------------------------------------------------------------------
      15 Year Treasury Note                       4.48%        4.47%        5.34%        5.81%        5.78%      -1.30%
      --------------------------------------------------------------------------------------------------------------------
      30 Year Treasury Note                       4.76%        4.78%        5.13%        5.42%        5.52%      -0.76%
      --------------------------------------------------------------------------------------------------------------------
      Federal Housing Finance Board               6.03%        6.32%        6.62%        6.77%        6.56%      -0.53%
      National Avg. Mortgage Contract Rate
      --------------------------------------------------------------------------------------------------------------------

      (1) The above interest rates are provided to us by a third party vendor on a bi-weekly basis. The interest rates provided in the table are obtained from the report nearest to the month-end. The Federal Housing Finance Board national average mortgage contract rate is presented with a one-month lag.

Provision for Loan Losses. During 2002 the provision for loan losses increased to $1.92 million, as compared to $1.54 million in 2001. The provision for loan losses as a percentage of average loans outstanding was 0.48% in 2001, as compared to 0.57% in 2002. Although net loan charge-offs and non-performing loans remained relatively unchanged from 2001 to 2002, we determined it was advisable to increase the provision for loan losses because the total loans outstanding increased by $28.8 million or 8.72% period over period and the level of inherent risk of loss in our loan portfolio increased. Specifically, management increased the allowance for loan losses during 2002 because:

      (i) The number of loans outside of our primary market area has increased. During 2002 loans outstanding originated by our Binghamton loan production office increased by $19.5 million.

      (ii) The number of approved large loans (over $1.0 million) increased from $71.2 million outstanding at December 31, 2001 to $87.1 million outstanding at December 31, 2002.

      (iii) And, commercial and commercial real estate loans outstanding, which are typically larger and have more risk than consumer and residential real estate loans, have increased in each of the last 5 years. Commercial and commercial real estate loans combined increased from $212.8 million at December 31, 2001 to $230.4 million at December 31, 2002.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, investment security gains/(losses), other service fees and other income. Non-interest income increased from $4.834 million in 2001 to $5.264 million in 2002, a $430 thousand or 8.9% increase. The most significant reason non-interest income increased period over period was due to the increase in the realized gains on the sale of available for sale investment securities.

Although the total market value of assets managed by our trust department declined by 11.5% from $292.2 million at December 31, 2001 to $258.7 million at December 31, 2002, total trust fees remained relatively unchanged from 2001 to 2002. Specifically, trust fees totaled $1.416 million in 2002, as compared to $1.422 million in 2001. Lower levels of recurring service fees in 2002, which are based both on the market value of the account and income generated by the account, were offset by an increase in estate settlement fees and trust termination fees. Estate settlement and trust termination fees totaled $241 thousand in 2002, as compared to $170 thousand in 2001, a $71 thousand increase.

Service charges on deposit accounts remained relatively unchanged from 2001 to 2002. In 2002, service charges on deposit accounts were $1.583 million, as compared to $1.603 million in 2001. A reduction in service charges for checking and NOW accounts from 2001 to 2002 was offset by an increase in penalty charges and ATM fees.


                                                                            35-K

Commissions Income increased from $336 thousand in 2001 to $428 thousand in 2002, a $92 thousand or 27% increase. The increase is due to additional insurance policy sales through the Bank's insurance agency subsidiary Mang-Wilber LLC.

During 2002 we sold available-for-sale investment securities netting pre-tax realized gains of $488 thousand. This represents a $209 thousand increase over 2001 when net pre-tax realized gains were $279 thousand. Net realized gains on the matured, called and sold securities totaling $738 thousand, were partially offset by a $250 thousand write-down of an equity investment held by the Company. Specifically, during 2002 we sold $21.2 million of available-for-sale securities, primarily corporate bonds and Treasury bonds. The corporate bonds were sold in anticipation of credit rating downgrades and Treasury securities were sold to improve the current investment portfolio yield. In addition, during 2002 we had $57.3 million of available for sale and held to maturity securities mature or be called primarily the result of a declining interest rate environment.

Bank-owned life insurance income increased $218 thousand from $345 thousand in 2001 to $563 thousand in 2002 due to an improvement in insurance policy crediting rates in the third quarter of 2001 (on existing policies) and new income on policies purchased during 2002.

Other service fees were $404 thousand in 2002, as compared to $341 thousand in 2001, a $63 thousand or 18.5% increase. During 2002 merchant credit card processing income increased $47 thousand, from $126 thousand in 2001 to $173 thousand in 2002 due to the increased sales of one significant customer.

Other income was $382 thousand in 2002. This compares to $508 thousand in 2001, a $126 thousand or 33% decrease. Due to poor market performance, during 2002 the income related to the Bank's securities held by the executive deferred compensation plan decreased by $115 thousand, from a loss of $90 thousand in 2001 to a loss of $205 thousand in 2002. In addition, rental income on the Bank's other real estate owned (foreclosed property) decreased by $108 thousand in 2002 due to lower occupancy levels at one multi-unit rental property sold in November 2002. Rental income was $177 thousand in 2001 as compared to $69 thousand in 2002. In addition, investment services income was $146 thousand in 2001, as compared to $107 thousand in 2002, a $39 thousand decrease. And finally, commissions from the Bank's official check vendor decreased $31 thousand in 2002 as compared to 2001. These reductions were offset by increases in lease income totaling $96 thousand; increased revenue from our title agency investment, New York Bankers' Title Agency East, LLC totaling $20 thousand; increased dividends from the New York Bankers Insurance Trust totaling $23 thousand; an insurance claim reimbursement totaling $25 thousand; and other miscellaneous items totaling $3 thousand.

Non-Interest Expense. Total non-interest expenses increased from $13.945 million in 2001 to $15.890 million in 2002, a $1.945 million or 13.9% increase. The substantial growth in non-interest expenses is primarily due to significant increases in salary and benefits expense related to expansionary activities and increases in benefit costs.

Salaries and benefits expense increased from $8.191 million in 2001 to $10.345 million in 2002, a $2.154 million or 26.3% increase. Our expansionary activities resulted in substantial staff increases between the second quarter of 2001 and the first quarter of 2002. Specifically, we established a loan production office in Binghamton, NY during May 2001, opened the Norwich (NY) Town branch in November 2001, and acquired the Norwich (NY) City branch in February 2002. In addition, the expense related to the "phantom stock" component of the executive's deferred compensation plan increased by $285 thousand from $746 thousand in 2001 to $1.031 million in 2002 as a result of a $2.38 per share or 29.2% increase in the trading price of the Company's common stock. Under this plan, executives may defer portions of their compensation, and, if elected by the executives, deferred amounts can be indexed to the financial performance of the Company's common stock. Since no actual shares of stock are purchased by the plan and the common stock of the Company is used solely as an index to periodically determine the value of the deferred amounts for each executive in the plan, it is referred to as "phantom stock." Increases and decreases in the related deferred amounts were determined based upon changes in the trading price of the Company's stock. The remainder of the salary expense was due to additional staff, pay increases and incentive compensation.

Benefit costs also increased substantially. In December 2002 we accrued $541 thousand of other benefit expense related to the approval of "SERPs" for two senior executives. In addition our defined benefit pension plan expense increased by $313 thousand in 2002, from a benefit of $86 thousand in 2001 to an expense of $226 thousand in 2002 because of a decrease in the investment returns on plan assets and changes in discount rate assumptions used for calculating future benefit payments. And finally, health insurance costs on our partially self-insured medical plan increased by $116 thousand from $532 thousand in 2001 to $648 thousand in 2002.

Net occupancy expense and furniture and fixture expense did not vary significantly from 2001 to 2002. Total expenses in these expense categories were $1.968 million in 2002, as compared to $1.760 million in 2001, a $208 thousand or 11.8%


36-K
increase. The increase in these costs was primarily associated with our expansion activities in Binghamton and Norwich, New York.

Computer service fees, advertising and marketing expense and professional fees totaled $1.044 million in 2001, as compared to $904 thousand in 2002, a $140 thousand decrease. Decreases in professional fees and advertising and marketing totaling $175 thousand, were partially offset by a $35 thousand increase in computer service fees. Professional fees decreased by $88 thousand in 2002, as compared to 2001 due to the non-recurrence of certain consulting fees recorded in 2001.

Other expenses decreased from $2.950 million in 2001 to $2.673 million in 2002, a $277 thousand or 9.4% decrease. In 2001 the bank recorded a loss associated with a check kiting fraud totaling $462 thousand. A similar loss was notincurred in 2002. Other miscellaneous expenses increased (net) $185 thousand from 2001 to 2002.

Income Taxes. The provisions for federal and state income taxes totaled $3.358 million and $3.147 million for 2002 and 2001, respectively. The tax provision increased due to an increase in pre-tax income, while the effective income tax rates for 2002 and 2001 remained level at 27.8%. The use of tax exempt instruments and tax advantaged entities is the primary reason we maintain an effective tax rate below the statutory Federal and New York State tax rates.

D. Liquidity

Liquidity describes our ability to meet financial obligations in the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund our current and planned expenditures. We are committed to maintaining a strong liquidity position. Accordingly, we monitor our liquidity position on a daily basis through our daily funds management process. This includes:

      (i) maintaining the appropriate levels of currency throughout our branch system to meet the daily cash needs of our customers,

      (ii) balancing our mandated deposit or "reserve" requirements at the Federal Reserve Bank of New York,

      (iii) maintaining adequate cash balances at the FHLBNY and other correspondent banks, and

      (iv) assuring adequate levels of Federal Funds sold, liquid assets, and borrowing resources are available to meet obligations including reasonably anticipated daily fluctuations.

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment every 90 days to estimate current and future sources and uses of liquidity. The 90-day sources and uses assessment is reviewed by our Asset and Liability Committee. The committee, based on this assessment and other data, determines our future funding or investment needs and strategies. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

                          Source of Funding
                          o Currency*
                          o Federal Reserve and Correspondent Bank Balances*
                          o Federal Funds Sold*
                          o Loan and Investment Principal and Interest Payments*
                          o Investment Security Maturities and Calls*
                          o Demand Deposits & NOW Accounts*
                          o Savings & Money Market Deposits*
                          o Certificates of Deposit and Other Time Deposits*
                          o Repurchase Agreements*
                          o FHLBNY Advances / Lines of Credit*
                          o Sale of Available for Sale Investment Securities
                          o Brokered Deposits
                          o Correspondent Lines of Credit
                          o Fed. Reserve Discount Window Borrowings
                          o Sale of Loans
                          o Proceeds from Issuance of Equity Securities
                          o Branch Acquisition

At December 31, 2003 and December 31, 2002, we maintained adequate levels of liquidity. The following table summarizes several of our key liquidity measures for the periods stated:


                                                                            37-K

Table of Liquidity Measures:

            --------------------------------------------------------------------
            Liquidity Measure                                  December 31,
            --------------------------------------------------------------------
            Dollars in Thousands                            2003         2002
            --------------------------------------------------------------------
            Cash and Cash Equivalents                     $ 19,890     $ 47,064
            --------------------------------------------------------------------
            Available for Sale Investment Securities at
            Estimated Fair Value less Securities pledged  $106,933     $ 88,377
            for State and Municipal Deposits
            --------------------------------------------------------------------
            Total Loan to Total Asset Ratio                   49.5%        50.5%
            --------------------------------------------------------------------
            FHLBNY Remaining Borrowing Capacity           $ 18,314     $ 11,409
            --------------------------------------------------------------------
            Correspondent Bank Lines of Credit            $ 10,000     $ 10,000
            --------------------------------------------------------------------

In addition to the above liquidity measures, at December 31, 2003 and December 31, 2002, we had $14.4 million, and $13.8 million respectively, of cash surrender value of bank-owned life insurance. These policies could be terminated and surrendered for cash upon our demand.

In the opinion of management, the Bank's liquidity position was strong in both periods. A steady improvement in the Bank's liquidity position can be primarily attributed to increases in deposits including the acquisition of the City of Norwich branch in February 2002. As mentioned above, total deposits increased steadily between periods. Specifically, total deposits increased by $31.5 million or 5.7% between December 31, 2002 and December 31, 2003, while total loans outstanding increased by only $2.6 million for the same period. Available for sale investment securities at estimated fair value less securities pledged for state and municipal deposits increased by $18.6 million between December 31, 2002 and December 31, 2003. This increase was driven by the increase in consumer deposits and subsequent purchase of available for sale investment securities. The substantial majority of these unencumbered available for sale securities are highly liquid and could be sold immediately to meet our anticipated or unanticipated loan and other funding requirements.

Our commitments to extend credit and standby letters of credit increased by $12.1 million or 28% from $47.0 million at December 31, 2002 to $59.1 million at December 31, 2003. Although the amount of these commitments increased by $12.1 million, in management's opinion it will not have a significant impact on our liquidity position. Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly.

Deposit flows and loan and investment prepayment activity are affected by the level of interest rates, the interest rates and products offered by competitors, and other factors. Based on our deposit retention experience, anticipated levels of regional economic activity, particularly moderate levels of loan demand within our primary market area, and current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our current funding commitments. Also, expected principal payments, principal prepayments, and interest payments from the Bank's loan and investment portfolios increased between periods due to a lower interest rate environment and higher levels of mortgage refinancing activity. During 2002 the proceeds from the maturity of investment securities, both held to maturity and available for sale, was $57.3 million. By comparison, during 2003 the proceeds from the maturity of investment securities in both categories were $145.7 million.

E. Capital Resources and Dividends

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by our management and reviewed regularly by the Board of Directors. Our principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient capital base to provide for future expansion and comply with all regulatory standards.

At December 31, 2003 stockholders' equity was $64.3 million, a $1.142 million or 1.8% increase over December 31, 2002 shareholders' equity of $63.2 million. The increase was due to an increase in retained earnings of $4.604 million offset by a $2.970 million reduction in other comprehensive income and a $492 thousand increase in Treasury stock.

From time to time the Company has repurchased outstanding common stock from its shareholders. These shares were recorded as Treasury Stock on the Company's Balance Sheet and are provided in the Consolidated Financial Statements in PART II, Item 8, of this statement. The Company's management has been provided authority to re-purchase common shares into Treasury within limits prescribed by the Board of Directors. These limits have been set by the Board of Directors based upon the Company's capital ratio. Given the Company's financial condition, the Board of Directors has attempted to maintain a total capital to total assets ratio of 8.0% to 9.0%. At December 31, 2003 management did not have any authority to re-purchase its common shares into Treasury. Any future stock repurchase activities will be approved by the Board of Directors and will be designed to comply with applicable Securities and Exchange Commission and American Stock Exchange rules.


38-K

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of "Tier 1" capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of shareholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company's allowance for loan losses. Similarly, for the Bank to be considered "well capitalized," it must maintain a Tier 1 capital to risk-weighted assets of 6.0% and a total capital to risk-weighted assets ratio of 10.00%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at December 31, 2003 and December 31, 2002. Additional details are set forth in Note 13 of the Company's consolidated financial statements located in PART II, Item 8, of this document.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of December 31, 2003, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was approximately $10.2 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Item 5 of this statement, "Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters," for a recent history of the Company's cash dividend payments.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our business activities generate market risk. Market risk is the possibility that changes in future market conditions, including rates and prices, will reduce earnings and make the Company less valuable. We are primarily exposed to market risk through changes in interest rates. This risk is called Interest Rate Risk and is an inherent component of risk for all banks. The risk occurs because we pay interest on deposits and borrowed funds at varying rates and terms, while receiving interest income on loans and investments with different rates and terms. As a result, our earnings and the market value of assets and liabilities are subject to potentially significant fluctuations as interest rates rise and fall. Our objective is to minimize the fluctuation in Net Interest Margin and Net Interest Income caused by anticipated and unanticipated changes in interest rates.

Ultimately, the Company's Board of Directors is responsible for monitoring and managing market and interest rate risk. The Board accomplishes this objective by annually reviewing and approving an Asset and Liability Management Policy, which establishes broad risk limits and delegates responsibility to carry out asset and liability oversight and control to the Directors' Loan and Investment Committee and management's Asset and Liability Committee ("ALCO").

We manage a few different forms of Interest Rate Risk. The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities. The second is basis risk. Basis risk is the risk associated with non-correlated changes in different interest rates. For example, we price many of our adjustable rate commercial loans (an asset) using the Prime Rate as a basis, while some of our deposit accounts (a liability) are tied to Treasury security yields. In a given timeframe, the Prime rate might decrease 2% while a particular Treasury security might only decrease 1%. If this were to occur, our yield on Prime based commercial loans would decrease by 2%, while the cost of deposits might only decrease by 1% negatively affecting Net Interest Income and Net Interest Margin. The third risk is option risk. Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial and commercial real estate loans, consumer loans, mortgage backed securities, and callable agency or municipal investment securities. The Bank's customers generally have alternative financing sources (or options) to refinance their existing debt obligations with other financial institutions. When interest rates decrease, many of these customers exercise this option and refinance at other institutions and prepay their loans with us, forcing us to reinvest the prepaid funds in lower yielding investments and loans. The same type of refinancing activity also accelerates principal payments on mortgage-backed securities held by the Bank. Municipal investment securities and agency securities are issued with specified call dates and call prices and are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

Measuring and managing interest rate risk is a dynamic process that the Bank's management must continually perform to meet the objective of maintaining stable Net Interest Income and Net Interest Margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank's interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of "shocking" the current Balance Sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected


                                                                            39-K
earnings and the market value of the Bank's equity. The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in Net Interest Income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, the model assumes it will take 6 months for a 3.00% shift to take place. This is also known as a "ramped" interest rate shock. The projected changes in Net Interest Income are totals for the 12-month period beginning January 1, 2004 and ending December 31, 2004 under ramped shock scenarios.

Interest Rate Sensitivity Table:

----------------------------------------------------------------------------------------------------------------
       Interest Rates                                   Dollars in Thousands
----------------------------------------------------------------------------------------------------------------
                                                                                           Projected Change in
                                Projected        Projected Dollar  Projected Percentage   Net Interest Income as
Interest Rate       Prime    Annualized Net       Change in Net        Change in Net        a Percent of Total
  Shock (1)         Rate     Interest Income     Interest Income      Interest Income      Stockholders' Equity
----------------------------------------------------------------------------------------------------------------
   -2.00%           2.00%        $24,093             ($1,259)              -4.97%                 -1.96%
----------------------------------------------------------------------------------------------------------------
   -1.00%           3.00%        $24,937               ($415)              -1.64%                 -0.65%
----------------------------------------------------------------------------------------------------------------
  No change         4.00%        $25,352                  --                  --                     --
----------------------------------------------------------------------------------------------------------------
    1.00%           5.00%        $24,516               ($837)              -3.30%                 -1.30%
----------------------------------------------------------------------------------------------------------------
    2.00%           6.00%        $24,935               ($417)              -1.65%                 -0.65%
----------------------------------------------------------------------------------------------------------------
    3.00%           7.00%        $25,766                $414                1.63%                  0.64%
----------------------------------------------------------------------------------------------------------------

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank's Asset and Liability Committee and are based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve Net Interest Income, we project that Net Interest Income would decline by $417 thousand or 0.65% of total stockholders' equity in a +2.00% ramped interest rate shock and $1.259 million or 1.96% of total stockholders' equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.0% of the Company's total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But, generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust the mix and pricing of assets and liabilities to mitigate Net Interest Income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to counter-balance interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 22% of our Total Assets are invested in adjustable rate loans and investments.


40-K

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors of The Wilber Corporation:

We have audited the accompanying consolidated statements of condition of The Wilber Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wilber Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Albany, New York
March 11, 2004


                                                                            41-K

The Wilber Corporation

Consolidated Statements of Condition

                                                                         December 31,
dollars in thousands except share and per share data                  2003           2002
-------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                            $  11,892      $  13,071
Time Deposits with Other Banks                                         7,998         15,993
Federal Funds Sold                                                        --         18,000
                                                                   ---------      ---------
  Total Cash and Cash Equivalents                                     19,890         47,064
Securities Available-for-Sale, at Fair Value (Note 2)                275,051        234,542
Securities Held-to-Maturity, Fair Value of $44,416 at
  December 31, 2003, $43,952 at December 31, 2002 (Note 2)            44,140         42,837
Loans (Note 3)                                                       360,906        358,295
  Allowance for Loan Losses (Note 4)                                  (5,757)        (5,392)
                                                                   ---------      ---------
  Loans, Net                                                         355,149        352,903
                                                                   ---------      ---------
Premises and Equipment, Net (Note 5)                                   5,721          5,954
Bank Owned Life Insurance                                             14,405         13,766
Goodwill (Note 6)                                                      2,682          2,682
Intangible Assets, Net (Note 6)                                          461            576
Other Assets                                                          11,524          8,660
                                                                   ---------      ---------
  Total Assets                                                     $ 729,023      $ 708,984
                                                                   =========      =========

Liabilities and Stockholders' Equity
Deposits:
  Demand                                                           $  61,267      $  53,527
  Savings, NOW and Money Market Deposit Accounts                     251,180        230,217
  Certificates of Deposit (Over $100M)                                82,847         82,192
  Certificates of Deposit (Under $100M)                              158,783        156,338
  Other Time Deposits                                                 26,556         26,807
                                                                   ---------      ---------
  Total Deposits                                                     580,633        549,081
                                                                   ---------      ---------
Borrowings (Note 8)                                                   75,867         86,606
Other Liabilities                                                      8,219         10,135
                                                                   ---------      ---------
  Total Liabilities                                                  664,719        645,822
                                                                   ---------      ---------

Stockholders' Equity:
  Common Stock, $.01 Par Value, 13,961,664 Shares Issued at
    December 31, 2003, and No Par Value, 3,490,416 Shares
    Issued at December 31, 2002                                          140          2,182
 Additional Paid in Capital                                            4,224          2,182
 Retained Earnings                                                    79,043         74,439
 Accumulated Other Comprehensive Income                                1,272          4,242
 Treasury Stock at Cost, 2,752,272 Shares at December 31, 2003
    and 676,151 Shares at December 31, 2002                          (20,375)       (19,883)
                                                                   ---------      ---------
 Total Stockholders' Equity                                           64,304         63,162
                                                                   ---------      ---------
 Total Liabilities and Stockholders' Equity                        $ 729,023      $ 708,984
                                                                   =========      =========

See accompanying notes to consolidated financial statements.


42-K

The Wilber Corporation

Consolidated Statements of Income

                                                                            Year Ended December 31,
dollars in thousands except share and per share data                 2003             2002             2001
---------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
Interest and Fees on Loans                                       $     24,477     $     26,503     $     29,025
Interest and Dividends on Securities:
  U.S. Government and Agency Obligations                                9,751            9,839            7,866
  State and Municipal Obligations                                       2,198            1,992            2,180
  Other                                                                 1,093            1,807            1,369
Interest on Federal Funds Sold and Time Deposits                        1,101            1,495            1,853
                                                                 ------------     ------------     ------------
  Total Interest and Dividend Income                                   38,620           41,636           42,293
                                                                 ------------     ------------     ------------

Interest Expense
Interest on Deposits:
  Savings, NOW and Money Market Deposit Accounts                        2,442            3,316            3,804
  Certificates of Deposit (Over $100M)                                  2,414            2,891            3,799
  Other Time                                                            5,844            6,828            9,007
Interest on Short-Term Borrowings                                         116              189              406
Interest on Long-Term Borrowings                                        3,337            3,946            3,433
                                                                 ------------     ------------     ------------
  Total Interest Expense                                               14,153           17,170           20,449
                                                                 ------------     ------------     ------------
Net Interest Income                                                    24,467           24,466           21,844
Provisions for Loan Losses (Note 4)                                     1,565            1,920            1,540
                                                                 ------------     ------------     ------------
Net Interest Income After Provision for Loan Losses                    22,902           22,546           20,304
                                                                 ------------     ------------     ------------

Other Income
Trust Fees                                                              1,383            1,416            1,422
Service Charges on Deposit Accounts                                     1,457            1,583            1,603
Commissions Income                                                        434              428              336
Investment Security Gains, Net                                            808              488              279
Increase in Cash Surrender Value of Bank Owned Life Insurance             639              552              303
Other Service Fees                                                        325              404              341
Other Income                                                              625              393              550
                                                                 ------------     ------------     ------------
  Total Other Income                                                    5,671            5,264            4,834
                                                                 ------------     ------------     ------------

Other Expense
Salaries and Employee Benefits                                         10,514           10,345            8,191
Net Occupancy Expense of Bank Premises                                  1,360            1,158              914
Furniture and Equipment Expense                                           803              810              846
Computer Service Fees                                                     305              277              242
Advertising and Marketing                                                 436              352              439
Professional Fees                                                         409              275              363
Other                                                                   2,756            2,673            2,950
                                                                 ------------     ------------     ------------
  Total Other Expense                                                  16,583           15,890           13,945
                                                                 ------------     ------------     ------------
Income Before Taxes                                                    11,990           11,920           11,193
Income Taxes                                                           (3,277)          (3,358)          (3,147)
                                                                 ------------     ------------     ------------
Net Income                                                       $      8,713     $      8,562     $      8,046
                                                                 ============     ============     ============

Weighted Average Shares Outstanding (1)                            11,214,288       11,285,340       11,374,128
Basic Earnings Per Share (1)                                     $       0.78     $       0.76     $       0.71

See accompanying notes to consolidated financial statements.

(1) All Share and per share information has been restated to give retroactive effect to the 4-for-1 stock split that was approved September 5, 2003.


                                                                            43-K

The Wilber Corporation

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

                                                                                            Accumulated
                                                               Additional                      Other
dollars in thousands except                       Common         Paid in      Retained     Comprehensive    Treasury
share and per share data                           Stock         Capital      Earnings     Income (Loss)      Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                        $  2,182       $  2,182      $ 66,083       $   (330)      $(18,591)      $ 51,526
                                                 --------       --------      --------       --------       --------       --------
 Comprehensive Income:
    Net Income                                         --             --         8,046             --             --          8,046
    Change in Net Unrealized Gain (Loss)
      on Securities, Net of Taxes                      --             --            --            850             --            850
                                                                                                                           --------
 Total Comprehensive Income                                                                                                   8,896
                                                                                                                           --------
 Cash Dividends ($.35 per share)                       --             --        (3,980)            --             --         (3,980)
 Purchase of Treasury Stock (19,169 shares)            --             --            --             --           (618)          (618)
 Sale of Treasury Stock (100 shares)                   --             --            --             --              3              3
                                                 --------       --------      --------       --------       --------       --------
Balance December 31, 2001                        $  2,182       $  2,182      $ 70,149       $    520       $(19,206)      $ 55,827
                                                 --------       --------      --------       --------       --------       --------
 Comprehensive Income:
    Net Income                                         --             --         8,562             --             --          8,562
    Change in Net Unrealized Gain (Loss)
      on Securities, Net of Taxes                      --             --            --          3,722             --          3,722
                                                                                                                           --------
 Total Comprehensive Income                                                                                                  12,284
                                                                                                                           --------
 Cash Dividends ($.38 per share)                       --             --        (4,272)            --             --         (4,272)
 Purchase of Treasury Stock (20,316 shares)            --             --            --             --           (677)          (677)
                                                 --------       --------      --------       --------       --------       --------
Balance December 31, 2002                        $  2,182       $  2,182      $ 74,439       $  4,242       $(19,883)      $ 63,162
                                                 --------       --------      --------       --------       --------       --------
 Comprehensive Income:
    Net Income                                         --             --         8,713             --             --          8,713
    Change in Net Unrealized Gain (Loss)
      on Securities, Net of Taxes                      --             --            --         (2,970)            --         (2,970)
                                                                                                                           --------
 Total Comprehensive Income                                                                                                   5,743
                                                                                                                           --------
 Cash Dividends ($.37 per share)                       --             --        (4,109)            --             --         (4,109)
 Purchase of Treasury Stock (11,917 shares)            --             --            --             --           (492)          (492)
 Change in Par Value and Stock Split               (2,042)         2,042            --             --             --             --
                                                 --------       --------      --------       --------       --------       --------
Balance December 31, 2003                        $    140       $  4,224      $ 79,043       $  1,272       $(20,375)      $ 64,304
                                                 --------       --------      --------       --------       --------       --------

See accompanying notes to consolidated financial statements.

(1) Per share information has been restated to give retroactive effect to the 4-for-1 stock split that was approved September 5, 2003.


44-K

The Wilber Corporation

Consolidated Statements of Cash Flows

                                                                                     Year Ended December 31,
dollars in thousands                                                             2003          2002          2001
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                                  $   8,713     $   8,562     $   8,046
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                                     1,565         1,920         1,540
    Depreciation and Amortization                                                   896           931           950
    Net Amortization of Premiums and Accretion of Discounts on Investments        1,682         1,042           703
    Investment Security Gains                                                      (808)         (488)         (279)
    Deferred Income Taxes                                                           336          (373)           29
    Other Real Estate Losses                                                         66           188           122
    Increase in Cash Surrender Value of Bank Owned Life Insurance                  (639)         (552)         (303)
    Increase in Other Assets                                                     (2,837)         (586)         (694)
    (Decrease) Increase in Other Liabilities                                       (141)        1,455         2,015
                                                                              ---------     ---------     ---------
    Net Cash Provided by Operating Activities                                     8,833        12,099        12,129
                                                                              ---------     ---------     ---------

Cash Flows from Investing Activities:
  Net Cash Provided by Branch Acquisition                                            --        29,168            --
  Proceeds from Maturities of Held-to-Maturity Investment Securities             32,230        13,757        39,513
  Purchases of Held-to-Maturity Investment Securities                           (33,745)      (10,635)      (10,654)
  Proceeds from Maturities of Available-for-Sale Investment Securities          112,562        42,721        16,265
  Proceeds from Sales of Available-for-Sale Investment Securities                11,239        21,181         7,484
  Purchases of Available-for-Sale Investment Securities                        (169,874)     (104,107)     (100,128)
  Purchase of Bank Owned Life Insurance                                              --        (3,050)       (5,000)
  Net Increase in Loans                                                          (3,921)      (26,797)       (6,231)
  Purchase of Premises and Equipment, Net of Disposals                             (548)         (853)       (1,661)
  Proceeds from Sale of Other Real Estate                                            47           966           442
                                                                              ---------     ---------     ---------
    Net Cash Used in Investing Activities                                       (52,010)      (37,649)      (59,970)
                                                                              ---------     ---------     ---------

Cash Flows from Financing Activities:
  Net Increase in Demand Deposits, Savings, NOW,
    Money Market and Other Time Deposits                                         28,452        41,364        38,985
  Net Increase (Decrease) in Certificates of Deposit                              3,100       (17,951)       12,619
  Net Increase (Decrease) in Short-Term Borrowings                                6,758         2,730        (3,235)
  Increase in Long-Term Borrowings                                                   --        21,000        14,200
  Repayment of Long-Term Borrowings                                             (17,497)      (10,167)       (2,187)
  (Decrease) Increase in Dividends Payable                                         (209)          209            --
  Purchase of Treasury Stock                                                       (492)         (677)         (618)
  Sale of Treasury Stock                                                             --            --             3
  Cash Dividends Declared                                                        (4,109)       (4,272)       (3,980)
                                                                              ---------     ---------     ---------
    Net Cash Provided by Financing Activities                                    16,003        32,236        55,787
                                                                              ---------     ---------     ---------
      Net (Decrease) Increase in Cash and Cash Equivalents                      (27,174)        6,686         7,946
Cash and Cash Equivalents at Beginning of Year                                   47,064        40,378        32,432
                                                                              ---------     ---------     ---------
  Cash and Cash Equivalents at End of Period                                  $  19,890     $  47,064     $  40,378
                                                                              =========     =========     =========

See accompanying notes to consolidated financial statements.


                                                                            45-K

The Wilber Corporation

                                                                                Year Ended December 31,
dollars in thousands                                                        2003         2002        2001
-----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid during Period for:
    Interest                                                              $ 14,334     $ 17,374    $ 20,422
    Income Taxes                                                          $  3,683     $  2,321    $    658
  Non Cash Investing Activities:
    Change in Unrealized Gain on Securities                               $ (4,902)    $  6,121    $  1,416
    Transfer of Loans to Other Real Estate                                $    110     $    202    $    378
    Transfer of Securities to Available-for-Sale from Held-to-Maturity upon Adoption of Statement of Financial Accounting Standard
      ("SFAS") No. 133 (Fair Value of $28,507)                            $     --     $     --    $ 28,589
    Fair Value of Assets Acquired                                         $     --     $  3,325    $     --
    Fair Value of Liabilities Assumed                                     $     --     $ 34,656    $     --

See accompanying notes to consolidated financial statements.


46-K

Note 1. Summary of Significant Accounting Policies

The Wilber Corporation (the Parent Company) operates 18 branches serving Otsego, Delaware, Schoharie, Ulster and Chenango Counties through its wholly owned subsidiary Wilber National Bank (the Bank). The Company's primary source of revenue is interest earned on commercial, mortgage and consumer loans to customers who are predominately individuals and small and middle-market businesses. Collectively, the Parent Company and the Bank are referred to herein as "the Company."

The Bank owns a majority interest in Mang-Wilber, LLC, an insurance agency offering a full line of life, health and property and casualty insurance. Accordingly, the assets and liabilities and revenues and expenses of Mang-Wilber, LLC are included in the Company's consolidated financial statements.

The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The following is a summary of the more significant policies:

Principles of Consolidation -- The consolidated financial statements include the accounts of the Parent Company and its wholly owned subsidiary after elimination of intercompany accounts and transactions. In the "Parent Company Only Financial Statements," the investment in subsidiary is carried under the equity method of accounting.

Management's Use of Estimates -- The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Reclassifications -- Whenever necessary, reclassifications are made to prior period amounts to conform to current year presentation.

Cash Equivalents -- The Company considers amounts due from correspondent banks, cash items in process of collection, Federal Funds sold and time deposit balances with other banks to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities -- The Company classifies its investment securities at date of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the intent and ability to hold to maturity, and are reported at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected in stockholders' equity as accumulated other comprehensive income (loss), net of the applicable income tax effect. Transfers of securities between categories are recorded at full value at the date of transfer.

Non-marketable equity securities, including Federal Reserve and Federal Home Loan Bank stock required for membership in those organizations, are carried at cost.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in securities gains (losses). The cost of securities sold is based on the specific identification method.

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Loans -- Loans are reported at their outstanding principal balance. Interest income on loans is accrued based upon the principal amount outstanding.

Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a nonaccrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. Nonaccrual loans are returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to


                                                                            47-K
principal and interest. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.

Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring.

A loan is considered to be a troubled debt restructured loan (TDR) when the Company grants a concession to the borrower because of the borrower's financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

Allowance for Loan Losses -- The allowance for loan losses is the amount, which in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. The allowance is determined based upon numerous considerations, including local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the external Loan Review and management, as well as consideration of volume and trends of delinquencies, non-performing loans, and loan charge-offs. As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Other Real Estate Owned -- Other real estate owned consists of properties formerly pledged as collateral on loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Bank Premises and Equipment -- Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets, which range from 15 to 40 years for buildings and from 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

Bank Owned Life Insurance ("BOLI") -- The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax preferred status of increases in life insurance cash values and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated statements of condition that provides monthly tax-free income to the Company. In addition to interest risk related to BOLI investments, there is also credit risk related to insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is stated on the Company's consolidated statements of condition at its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statements of income.

Income Taxes -- Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income


48-K
in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Pension Costs -- The Company maintains a noncontributory, defined benefit pension plan covering substantially all employees, as well as supplemental employee retirement plans covering certain executives. Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

Treasury Stock -- Treasury stock acquisitions are recorded at cost. Subsequent sales of treasury stock are recorded on an average cost basis. Gains on the sale of treasury stock are credited to additional paid-in-capital. Losses on the sale of treasury stock are charged to additional paid-in-capital to the extent of previous gains, otherwise charged to retained earnings.

Earnings Per Share -- Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Entities with complex capital structures must also present diluted EPS, which reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The Company does not have a complex capital structure and, accordingly, has presented only basic EPS.

Trust Department -- Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company.

Financial Instruments with Off-Balance Sheet Risk -- The Bank is a party to other financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Comprehensive Income -- For the Company, comprehensive income represents net income plus other comprehensive income (loss), which consists of the net change in unrealized gains or losses on securities available for sale, net of income taxes, for the period and is presented in the consolidated statements of changes in stockholders' equity and comprehensive income. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale as of the balance sheet dates, net of income taxes.

Segment Reporting -- The Company's operations are solely in the community banking industry and include the provision of traditional commercial banking services. The Company operates solely in the geographical region of Central New York State. The Company has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

Goodwill and Other Intangible Assets -- The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that acquired intangible assets (other than goodwill) be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified in the Statement. SFAS No. 142 requires that goodwill be evaluated for impairment annually. The Company adopted SFAS No. 142 on a prospective basis beginning January 1, 2002. Prior to the adoption of SFAS No. 142, the core deposit intangible and goodwill were being amortized on a straight-line basis over ten and fifteen years, respectively.

Prior to October 1, 2002, the unidentified intangible assets acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, was amortized to expense under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." In October 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued. This Statement amends SFAS No. 72, SFAS No. 144 and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FIN No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and No. 142. In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of this Statement were applied retroactively to January 1, 2002.

Furthermore, upon adoption of SFAS No. 147, approximately $1,877,000 in unidentified intangible assets was reclassified as goodwill retroactive to January 1, 2002.


                                                                            49-K

Note 2. Investment Securities

The amortized cost and fair value of investment securities are as follows:

                                                                        December 31, 2003
                                                      -------------------------------------------------------
                                                                       Gross          Gross         Estimated
                                                      Amortized      Unrealized     Unrealized        Fair
dollars in thousands                                     Cost          Gains          Losses          Value
-------------------------------------------------------------------------------------------------------------
Available-for-Sale Portfolio
U.S. Treasury and Obligations of U.S.
  Government Corporations and Agencies                 $  5,978       $     50       $     --       $  6,028
Obligations of States and Political Subdivisions         56,684          1,736            404         58,016
Mortgage-Backed Securities                              192,745          1,191          1,571        192,365
Corporate Bonds                                          13,038            911             --         13,949
Equity Securities                                         4,520            173             --          4,693
                                                       --------       --------       --------       --------
                                                       $272,965       $  4,061       $  1,975       $275,051
                                                       ========       ========       ========       ========

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions       $  6,292       $    238       $     15       $  6,515
Mortgage-Backed Securities                               37,848            341            288       $ 37,901
                                                       --------       --------       --------       --------
                                                       $ 44,140       $    579       $    303       $ 44,416
                                                       ========       ========       ========       ========

                                                                        December 31, 2002
                                                      -------------------------------------------------------
                                                                       Gross          Gross         Estimated
                                                      Amortized      Unrealized     Unrealized        Fair
dollars in thousands                                     Cost          Gains          Losses          Value
-------------------------------------------------------------------------------------------------------------
Available-for-Sale Portfolio
U.S. Treasury and Obligations of U.S.
  Government Corporations and Agencies                 $ 18,265       $    204       $     --       $ 18,469
Obligations of States and Political Subdivisions         38,172          1,457             --         39,629
Mortgage-Backed Securities                              142,983          3,591             --        146,574
Corporate Bonds                                          23,171          1,645             --         24,816
Equity Securities                                         4,963            125             34          5,054
                                                       --------       --------       --------       --------
                                                       $227,554       $  7,022       $     34       $234,542
                                                       ========       ========       ========       ========

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions       $  3,230       $      1       $     --       $  3,231
Mortgage-Backed Securities                               39,607          1,114             --         40,721
                                                       --------       --------       --------       --------
                                                       $ 42,837       $  1,115       $     --       $ 43,952
                                                       ========       ========       ========       ========

The following table provides information on temporarily impaired securities at December 31, 2003:

                                                    --------------------------------------------------------------------------------
                                                       Less Than 12 Months        12 Months or Longer               Total
                                                    Estimated      Unrealized   Estimated   Unrealized     Estimated      Unrealized
dollars in thousands                                Fair Value       Losses     Fair Value    Losses       Fair Value       Losses
------------------------------------------------------------------------------------------------------------------------------------
Obligations of States and Political Subdivisions       15,525            419        --             --         15,525            419
Mortgage-Backed Securities                            153,303          1,859        --             --        153,303          1,859
                                                     --------       --------       ---       --------       --------       --------
                                                     $168,828       $  2,278       $--       $     --       $168,828       $  2,278
                                                     ========       ========       ===       ========       ========       ========


50-K

At December 31, 2003 and 2002, substantially all of the mortgage-backed securities held by the Company were issued or backed by Federal agencies.

The amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities have no stated maturity and are excluded from the following tables.

                                                           December 31, 2003
                                                       -------------------------
                                                       Amortized          Fair
dollars in thousands                                      Cost            Value
--------------------------------------------------------------------------------
Available-for-Sale Securities
Due in One Year or Less                                    8,566           8,695
Due After One Year Through Five Years                     26,455          27,548
Due After Five Years Through Ten Years                    77,983          78,883
Due After Ten Years                                      155,441         155,232
                                                        --------        --------
                                                        $268,445        $270,358
                                                        ========        ========

                                                           December 31, 2003
                                                       -------------------------
                                                       Amortized          Fair
dollars in thousands                                      Cost            Value
--------------------------------------------------------------------------------
Held-to-Maturity Securities
Due in One Year or Less                                      590             724
Due After One Year Through Five Years                      1,679           1,844
Due After Five Years Through Ten Years                     1,325           1,264
Due After Ten Years                                       40,546          40,584
                                                        --------        --------
                                                        $ 44,140        $ 44,416
                                                        ========        ========

The following table sets forth information with regard to securities gains and losses realized on sales or calls:

                                                         Year Ended December 31,
dollars in thousands                                        2003         2002
--------------------------------------------------------------------------------
Gross Gains                                                $ 842        $ 760
Gross Losses                                                 (34)        (272)
                                                           -----        -----
  Net Securities Gains                                     $ 808        $ 488
                                                           =====        =====

Federal Home Loan Bank and Federal Reserve Bank stock of $3,188,000 at December 31, 2003, and $3,812,000 in 2002 is carried at cost, as fair values are not readily determinable. Both investments are required for membership. At December 31, 2003, investment securities carried at $160,614,000, with an estimated fair value of $162,168,000 were pledged as collateral for certain public deposits and other purposes as required or permitted by law.


                                                                            51-K

Note 3. Loans

                                                           December 31,
dollars in thousands                                   2003            2002
--------------------------------------------------------------------------------
Agricultural                                           $   2,467      $   2,439
Residential Real Estate                                  118,571        125,464
Commercial Real Estate                                   115,733        104,967
Commercial                                                62,564         63,156
Consumer                                                  61,571         62,269
                                                       ---------      ---------
                                                         360,906        358,295
Less: Allowance for Loan Losses                           (5,757)        (5,392)
                                                       ---------      ---------
    Net Loans                                          $ 355,149      $ 352,903
                                                       =========      =========

At December 31, 2003, $88,578,000 residential real estate loans were pledged as collateral for FHLB advances.

At the periods presented below, the subsidiary bank had loans to directors and executive officers of the Company and its subsidiary, or company in which they have ownership. Such loans are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are as follows:

                                                              December 31,
dollars in thousands                                      2003            2002
--------------------------------------------------------------------------------
Balance at Beginning of Year                               $  17,701  $  16,156
(Decrease) Increase                                          (4,447)      1,545
                                                          ---------   ---------
    Ending Balance                                        $  13,254   $  17,701
                                                          =========   =========


Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:


                                                        Year Ended December 31,
dollars in thousands                             2003       2002         2001
--------------------------------------------------------------------------------
Balance at Beginning of Year                   $  5,392   $   4,476   $   4,003
Provision for Loan Losses                         1,565       1,920       1,540
Recoveries Credited                                 276         417         334
Loans Charged-Off                                (1,476)     (1,421)     (1,401)
                                               --------   ---------   ---------
      Ending Balance                           $  5,757   $   5,392   $   4,476
                                               ========   =========   =========


The following provides information on impaired loans for the periods presented:

                                                        As of and For the
                                                     Year Ended December 31,
dollars in thousands                               2003       2002       2001
--------------------------------------------------------------------------------
Impaired Loans                                 $  3,270   $   2,196   $   2,481
Allowance for Impaired Loans                        510         442         359
Average Recorded Investment in Impaired Loans     3,485       2,339       2,423




52-K

The following table sets forth information with regards to non-performing loans:

                                                          As of December 31,
dollars in thousands                                   2003      2002      2001
--------------------------------------------------------------------------------
Loans in Non-Accrual Status                           $3,164    $2,034    $2,090
Loans Contractually Past Due 90 Days or More
  and Still Accruing Interest                            123       717       329
Troubled Debt Restructured Loans                         371       387       861
                                                      ------    ------    ------
  Total Non-Performing Loans                          $3,658    $3,138    $3,280
                                                      ======    ======    ======

Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $83,000 would have been recorded for the year ended December 31, 2003. In addition, in 2002 and 2001, interest income of $116,000 and $134,000, respectively, would have been recorded.

Had the troubled debt restructured loans performed in accordance with their original terms, the Company would have recorded interest income of $31,000, $34,000 and $35,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Under the restructured terms, the Company recorded interest income of $32,000, $35,000 and $35,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

Note 5. Premises and Equipment

                                                              December 31,
dollars in thousands                                       2003          2002
--------------------------------------------------------------------------------
Land                                                     $    539      $    483
Buildings                                                   7,418         7,194
Furniture, Fixtures and Equipment                           5,386         5,404
                                                         --------      --------
                                                           13,343        13,081
Less: Accumulated Depreciation                             (7,622)       (7,127)
                                                         --------      --------
                                                         $  5,721      $  5,954
                                                         ========      ========

Depreciation expense was $781,000, $825,000, and $783,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets are presented in the following table:

                                                              December 31,
dollars in thousands                                       2003          2002
--------------------------------------------------------------------------------
Goodwill                                                 $  2,682      $  2,682
                                                         ========      ========

Core Deposit Intangible                                  $    285      $    285
Other Intangible Assets                                       450           450
                                                         --------      --------
  Total Intangible Assets                                $    735      $    735
Accumulated Amortization                                     (274)         (159)
                                                         --------      --------
  Intangible Assets, Net                                 $    461      $    576
                                                         ========      ========

Amortization expense on intangible assets was $115,000 for 2003, $106,000 for 2002, and $168,000 for 2001. The core deposit intangible and other intangible assets are amortized over a weighted average period of approximately 5 and 12 years, respectively.


                                                                            53-K

In February 2002, the Company acquired a branch and recorded related goodwill of $1,877,000 and a core deposit intangible asset of $285,000. See Note 1 "Goodwill and Intangible Assets."

Estimated annual amortization expense of intangible assets, absent any impairment or change in estimated useful lives is summarized as follows for each of the next five years:

dollars in thousands
--------------------------------------------------------------------------------
  2004                                                                       $80
  2005                                                                        80
  2006                                                                        80
  2007                                                                        30
  2008                                                                        23

Pro forma net income and net income per share for December 31, 2001, adjusted to eliminate historical amortization of goodwill per SFAS No. 142, is as follows (per share information restated to give retroactive effect to the 4-for-1 stock split that was approved September 5, 2003):

                                                                    December 31,
dollars in thousands                                                    2001
--------------------------------------------------------------------------------
Reported Net Income                                                    $8,046
Goodwill Amortization (nondeductible for tax)                             115
                                                                       ------
  Pro Forma Net Income                                                 $8,161
                                                                       ======

Reported Net Income Per Share                                          $ 0.71
Pro Forma Net Income Per Share                                         $ 0.72

Note 7. Time Deposits

Contractual maturities of time deposits were as follows:

                                                            December 31, 2003
dollars in thousands                                     Amount             %
--------------------------------------------------------------------------------
2004                                                    $139,571          52.04
2005                                                      49,430          18.43
2006                                                      20,459           7.63
2007                                                      27,321          10.19
2008                                                      31,285          11.67
Thereafter                                                   120           0.04
                                                        --------         ------
                                                        $268,186         100.00%
                                                        ========         ======


54-K

Note 8. Borrowings

The following is a summary of borrowings:

                                                                                                                 December 31,
dollars in thousands                                                                                         2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
 Federal Funds Purchased                                                                                    $ 8,100        $     -
 Securities Sold Under Agreements to Repurchase                                                              11,178         10,260
 Treasury Tax and Loan Notes                                                                                    740          3,000
Long-Term Borrowings:
 Advances from Federal Home Loan Bank

    Bearing Interest at 5.675%, Due January 2003                                                                  -          8,000
    Bearing Interest at 6.11%, Due June 2003                                                                      -          1,500
    Bearing Interest at 5.45%, Due July 2003                                                                      -            500
    Bearing Interest at 5.87% to 6.11%, Due December 2003                                                         -          5,000
    Bearing Interest at 5.47%, Due January 2004                                                                 500            500
    Bearing Interest at 6.52%, Due January 2005, Callable January 2004                                       10,000         10,000
    Bearing Interest at 6.55%, Due March 2005, Callable March 2004                                           10,000         10,000
    Bearing Interest at 3.43% to 6.13%, Due December 2004                                                     2,746          3,411
    Bearing Interest at 3.64% to 5.68%, Due January 2005                                                      1,304          1,966
    Bearing Interest at 2.62%, Due November 2012, Callable November 2005                                      8,000          8,000
    Bearing Interest at 5.90% to 6.11%, Due December 2005                                                     4,000          4,000
    Bearing Interest at 5.77%, Due January 2006                                                               1,000          1,000
    Bearing Interest at 5.22%, Due July 2006                                                                    848          1,137
    Bearing Interest at 3.05%, Due December 2012, Callable December 2007                                      8,000          8,000
    Bearing Interest at 5.56%, Due July 2008                                                                    709            838
    Bearing Interest at 5.03%, Due January 2009                                                               1,542          1,797
    Bearing Interest at 5.89% to 5.95%, Due July 2011                                                         1,388          1,527
    Bearing Interest at 5.30%, Due December 2011                                                              1,694          1,857
    Bearing Interest at 6.26%, Due July 2016                                                                    899            944
    Bearing Interest at 5.77%, Due December 2016                                                              1,830          1,921
    Bearing Interest at 6.04%, Due January 2017                                                                 920            965
    Bearing Interest at 6.46%, Due July 2021                                                                    469            483
                                                                                                            -------        -------
      Total Borrowings                                                                                      $75,867        $86,606
                                                                                                            =======        =======


Borrowings from the Federal Home Loan Bank (FHLB) are collateralized by mortgage loans, mortgage-backed securities or other government agency securities. At December 31, 2003, $18,000,000 of the long-term borrowings were collateralized by securities with a carrying value and estimated fair value of $18,403,000 and $18,379,000, respectively. The remaining long-term borrowings totaling $37,849,000 are collateralized by the Company's mortgage loans. At December 31, 2003, the Bank had a line of credit of $72,880,000 with the FHLB. However, based on outstanding borrowings at FHLB, the total potential borrowing capacity on these lines is reduced to $18,314,000 at December 31, 2003.


Information related to short-term borrowings is as follows:                                           As of and For the
                                                                                                    Year Ended December 31,
dollars in thousands                                                                          2003           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Outstanding Balance at End of Period                                                        $20,018         $13,260        $10,530
Maximum Outstanding at any Month-End                                                         20,018          16,416         18,168
Average Amount Outstanding during Period                                                     13,529          12,889         12,380
Average Interest Rate during Period                                                            0.86%           1.47%          3.28%




                                                                            55-K

Average amounts outstanding and average interest rates are computed using weighted daily averages.

Securities sold under agreements to repurchase included in short-term borrowings represent the purchase of interests in government securities by the Bank's customers, which are repurchased by the Bank on the following business day or at stated maturity. The underlying securities are held in a third party custodian account and are under the Company's control. The carrying value and estimated fair value of securities pledged as collateral for repurchase agreements was $22,012,000 and $22,078,000 at December 31, 2003 and 2002, respectively. These amounts are included in the total of investment securities pledged disclosed in
Note 2.


Note 9. Income Taxes

Income tax expense attributable to income before taxes is comprised of the following:

                                                    Year Ended December 31,
dollars in thousands                            2003         2002         2001
--------------------------------------------------------------------------------
Current:
 Federal                                      $ 2,620      $ 3,328      $ 2,795
 State                                            321          403          323
                                              -------      -------      -------
    Total Current                               2,941        3,731        3,118
Deferred:
 Federal                                          275         (299)          20
 State                                             61          (74)           9
                                              -------      -------      -------
    Total Deferred                                336         (373)          29
                                              -------      -------      -------
      Total Income Tax Expense                $ 3,277      $ 3,358      $ 3,147
                                              =======      =======      =======

The components of deferred income taxes, which are included in the consolidated statements of condition are:

                                                         Year Ended December 31,
dollars in thousands                                          2003        2002
--------------------------------------------------------------------------------

Assets:
 Allowance for Loan Losses                                 $ 2,242      $ 2,100
 Deferred Compensation                                       1,255        1,000
 Reserves                                                       97           97
 Other                                                          45           17
                                                           -------      -------
                                                             3,639        3,214
                                                           -------      -------

Liabilities:
 Securities Discount Accretion                                 211          178
 Defined Benefit Pension Plan                                1,738        1,287
 Net Unrealized Gain on Securities

   Available-for-Sale                                          812        2,744
 Other                                                         503          226
                                                           -------      -------
                                                             3,264        4,435
                                                           -------      -------
                                                           $   375      $(1,221)
    Net Deferred Tax (Liabilities) Assets                  =======      =======








56-K

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                        Year Ended December 31,
dollars in thousands                                   2003      2002      2001
--------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                        34%       34%       34%
Variances from Statutory Rate:
  State Income Tax, Net of Federal Tax Benefit          2.1       1.8       2.0
  Tax Exempt Income                                    (8.8)     (8.0)     (8.2)
  Other                                                  --       0.4       0.3
                                                       ----      ----      ----
    Effective Tax Rate                                 27.3%     28.2%     28.1%
                                                       ====      ====      ====

Note. 10. Employee Benefit Plans

The Company, through its bank subsidiary, has a non-contributory defined benefit pension plan covering employees who have attained the age of 21 and have completed one year of service. The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of employment.

The following table sets forth the components of pension expense (benefit) as well as changes in the plan's projected benefit obligation and plan assets and the plan's funded status and amounts recognized in the consolidated statements of condition based on a September 30 measurement date.

dollars in thousands                                       2003          2002
--------------------------------------------------------------------------------
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year                $ 11,868      $ 10,684
  Service Cost                                                541           484
  Interest Cost                                               785           758
  Actuarial Loss                                            1,413           422
  Additional Prior Service Cost                               161            --
  Benefits Paid                                              (509)         (480)
                                                         --------      --------
  Benefit Obligation at End of Year                      $ 14,259      $ 11,868
                                                         ========      ========

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year         $ 10,929      $ 12,139
  Actual (Gain) Loss on Plan Assets                         1,908          (730)
  Employer Contribution                                     2,210            --
  Benefits Paid                                              (509)         (480)
                                                         --------      --------
  Fair Value of Plan Assets at End of Year               $ 14,538      $ 10,929
                                                         ========      ========


                                                                            57-K

--------------------------------------------------------------------------------
dollars in thousands                                          2003        2002
--------------------------------------------------------------------------------
Funded (Unfunded) Status                                    $   279     $  (939)
Unrecognized Net Actuarial Loss                               3,827       3,530
Unrecognized Net Transition Asset                               (21)        (62)
Unrecognized Prior Service Cost                                 444         333
                                                            -------     -------
Prepaid Benefit Cost before Fourth Quarter Contribution     $ 4,529     $ 2,862
Amount Contributed during the Fourth Quarter                     --         510
                                                            -------     -------
Prepaid Benefit Cost at December 31                         $ 4,529     $ 3,372
                                                            =======     =======

The following table presents a comparison of the accumulated benefit obligation and plan assets:

dollars in thousands                                           2003        2002
--------------------------------------------------------------------------------
                    Projected benefit obligation             $14,259     $11,868
                    Accumulated benefit obligation            11,926       9,572
                    Fair Value of Plan Assets                 14,538      10,929

Components of Net Periodic Benefit Cost (Benefit) are:

dollars in thousands                                 2003       2002      2001
--------------------------------------------------------------------------------
                    Service Cost                     $ 541    $   484   $   397
                    Interest Cost                      785        758       689
                    Expected Return on Plan Assets    (949)    (1,034)   (1,144)
                    Net Amortization                   166         18       (28)
                                                     -----    -------   -------
                                                     $ 543    $   226   $   (86)
                                                     =====    =======   =======

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of September 30:

dollars in thousands                                  2003       2002      2001
--------------------------------------------------------------------------------
                    Discount Rate                     6.00%      6.75%     7.25%
                    Expected Return on Plan Assets    8.00%      8.50%     8.50%
                    Rate of Compensation Increase     3.00%      4.00%     4.00%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the years ended December 31:

                                                      2003       2002      2001
--------------------------------------------------------------------------------
                    Discount Rate                     6.75%      7.25%     7.75%
                    Expected Return on Plan Assets    8.50%      8.50%     8.85%
                    Rate of Compensation Increase     4.00%      4.00%     4.25%

The plan's weighted average asset allocations at September 20, 2003 and 2003, by asset category are as follows:

                                                                Plan Assets at
                                                                September 30,
                                                               2003        2002
--------------------------------------------------------------------------------
                    Equity Securities                          59.7%       55.3%
                    Debt Securities                            34.5%       36.3%
                    Other                                       5.8%        8.4%
                                                             ------      ------
                                                              100.0%      100.0%
                                                             ======      ======


58-K

Investment Strategy
The plan assets are invested in the New York State Bankers Retirement System (the "System") which was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees who meet quarterly and set the investment policy guidelines. The System utilizes two investment management firms, each investing approximately 50% of the total portfolio. The System's investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Board of Trustees and designed to achieve an allocation approximating 60% invested in Equity Securities and 40% invested in Debt Securities. Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.

The equity portfolio consists of a diversified portfolio of common or capital stocks, or bonds, debentures, notes, or preferred stocks convertible into common or capital stocks, or in other types of equity investments whether foreign or domestic. The fixed income portfolio focuses on high quality securities drawn from various market sectors, including U.S. treasuries and government sponsored agencies, sovereigns, supranationals, residential Mortgage Backed Securities
(MBS), corporates, Commercial Mortgage Backed Securities (CMBS), Asset Backed Securities (ABS), and municipals.

Expected Long-Term Rate-of-Return
The expected long-term rate-of-return on the plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Average rates of return over the past 1, 3, 5 and 10 year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

The Company expects to make the maximum tax-deductible contribution of $552,000 to the pension plan in 2004.

Supplemental Retirement Income Agreement
In addition to the Company's noncontributory defined benefit pension plan, in 2002 the Company adopted two supplemental employee retirement plans for one current executive and one former executive. The amount of the liabilities recognized in the Company's consolidated statements of condition associated with these plans was $656,000 at December 31, 2003 and $541,000 at December 31, 2002. For the years ended December 31, 2003, and 2002, the Company recognized $163,000 and $541,000, respectively, of expense related to those plans. The discount rate used in determining the actuarial present values of the projected benefit obligations was 6.00% at December 31, 2003.


Note 11. Commitments and Contingencies

Financial instruments whose contract amounts represent credit risk consist of the following:

                                                              December 31,
dollars in thousands                                       2003          2002
--------------------------------------------------------------------------------
Commitments to Extend Credit                             $49,124        $ 45,378
Standby Letters of Credit                                  9,954           1,607

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.




                                                                            59-K

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The estimated fair value of the Company's stand-by letters of credit was $43 thousand and $14 thousand at December 31, 2003 and December 31, 2002, respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company's stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above. Due to immateriality of the fair value of the Company's stand-by letters of credit, as well as their short-term nature, the Company recognized the fees for the stand-by letters of credit in income at inception during 2003.

The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit for commitments to extend credit and letters of credit, is based upon management's credit evaluation of the counter party. Collateral held varies but includes residential and commercial real estate.

In the ordinary course of business there are various legal proceedings pending against the Company. After consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial position.

Note 12. Disclosures about Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Short-Term Financial Instruments

The fair value of certain financial instruments is estimated to approximate their carrying value because the remaining term to maturity of the financial instrument is less than 90 days or the financial instrument reprices in 90 days or less. Such financial instruments include cash and due from banks, Federal Funds sold, accrued interest receivable and accrued interest payable.

Securities

Fair values of securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

For certain homogenous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.


60-K

Deposits

The fair value of demand deposits, savings accounts, and certain NOW and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings

The fair value of repurchase agreements, short-term borrowings, and long-term borrowings is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar borrowing arrangements.

Off-Balance Sheet Instruments

The fair value of outstanding loan commitments and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counter parties' credit standing and discounted cash flow analysis. The fair value of these instruments approximates the value of the related fees and is not material.

The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                            December 31                   December 31
                                               2003                          2002
                                     ------------------------------------------------------
                                     Carrying          Fair        Carrying          Fair
dollars in thousands                   Value          Value          Value          Value
-------------------------------------------------------------------------------------------
Financial Assets:
  Cash and Cash Equivalents          $  19,890      $  19,891      $  47,064      $  47,067
  Securities                           319,191        319,467        277,379        278,494
  Loans                                360,906        361,434        358,295        360,182
  Allowance for Loan Losses             (5,757)        (5,757)        (5,392)        (5,392)
                                     ---------      ---------      ---------      ---------
    Net Loans                          355,149        355,677        352,903        354,790
  Accrued Interest Receivable            3,045          3,045          2,519          2,519
Financial Liabilities:
  Demand, Savings, NOW and Money
    Market Deposit Accounts          $ 312,447      $ 312,447      $ 283,744      $ 283,744
  Time Deposits                        268,186        271,217        265,337        265,812
  Borrowings                            75,867         78,290         86,606         86,627
  Accrued Interest Payable                 769            769            953            953

Note 13. Regulatory Matters

The Company and the subsidiary bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and subsidiary bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.


                                                                            61-K

The most recent notification from the Office of the Comptroller of the Currency categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed the subsidiary institution's category.

                                                                      For Capital
                                                  Actual:          Adequacy Purposes:     Action Provisions:
dollars in thousands                         Amount     Ratio       Amount      Ratio      Amount     Ratio
------------------------------------------------------------------------------------------------------------
As of December 31, 2003
Total Capital to Risk-Weighted Assets:
     The Company                            $65,642     14.26%     $36,817      8.00%         N/A       N/A
     Subsidiary Bank                        $63,849     13.88%     $36,794      8.00%     $45,993     10.00%
Tier 1 Capital to Risk-Weighted Assets:
     The Company                            $59,889     13.01%     $18,409      4.00%         N/A       N/A
     Subsidiary Bank                        $58,099     12.63%     $18,397      4.00%     $27,596      6.00%
Tier 1 Capital to Average Assets:
     The Company                            $59,889      8.18%     $29,278      4.00%         N/A       N/A
     Subsidiary Bank                        $58,099      7.94%     $29,255      4.00%     $36,569      5.00%

As of December 31, 2002
Total Capital to Risk-Weighted Assets:
     The Company                            $60,912     14.49%     $36,641      8.00%         N/A       N/A
     Subsidiary Bank                        $59,601     14.19%     $33,590      8.00%     $41,987     10.00%
Tier 1 Capital to Risk-Weighted Assets:
     The Company                            $55,662     13.24%     $16,820      4.00%         N/A       N/A
     Subsidiary Bank                        $54,351     12.94%     $16,795      4.00%     $25,192      6.00%
Tier 1 Capital to Average Assets:
     The Company                            $55,662      7.92%     $28,116      4.00%         N/A       N/A
     Subsidiary Bank                        $54,351      7.74%     $28,081      4.00%     $35,101      5.00%

As of December 31, 2001
Total Capital to Risk-Weighted Assets:
     The Company                            $58,581     15.35%     $30,534      8.00%         N/A       N/A
     Subsidiary Bank                        $57,424     15.07%     $30,476      8.00%     $38,094     10.00%
Tier 1 Capital to Risk-Weighted Assets:
     The Company                            $54,104     14.18%     $15,267      4.00%         N/A       N/A
     Subsidiary Bank                        $52,947     13.90%     $15,238      4.00%     $22,857      6.00%
Tier 1 Capital to Average Assets:
     The Company                            $54,104      8.81%     $24,564      4.00%         N/A       N/A
     Subsidiary Bank                        $52,947      8.63%     $24,535      4.00%     $30,669      5.00%

Banking regulations limit the amount of dividends that may be paid to stockholders. Generally, dividends are limited to retained net profits for the current year and two preceding years. At December 31, 2003, dividends totaling $10,212,000 could have been paid without prior regulatory approval.


62-K

Note 14. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

                                                                                 Year Ended December 31,
dollars in thousands                                                         2003         2002         2001
------------------------------------------------------------------------------------------------------------
Unrealized Holding (Losses) Gains Arising During the Period Net of Tax
  (Pre-tax Amount of $(5,710,000), $6,608,000, and $1,695,000)             $(2,485)     $ 4,015      $ 1,018
Reclassification Adjustment for (Gains) Losses Realized in Net Income
  During the Period, Net of Tax (Pre-tax Amount of ($808,000),
  ($488,000), and ($279,000))                                                 (485)        (293)        (168)
                                                                           -------      -------      -------
Other Comprehensive (Loss) Income, Net of Tax of ($1,932,000),
  $2,398,000, and $566,000                                                 $(2,970)     $ 3,722      $   850
                                                                           =======      =======      =======

Note 15. Parent Company Only Financial Statements

Presented below are the condensed statements of condition for December 31, 2003, and 2002 and statements of income and cash flows for each of the years in the three-year period ended December 31, 2003, for the Parent Company. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Statements of Condition

                                                                December 31,
dollars in thousands                                         2003          2002
--------------------------------------------------------------------------------
Assets
Cash and Cash Equivalents                                  $ 1,121       $   690
Securities Available for Sale, at Estimated Fair Value         726           644
Investment in Subsidiary, Equity Basis                      62,408        61,796
Other Assets                                                 1,029           907
                                                           -------       -------
  Total Assets                                             $65,284       $64,037
                                                           =======       =======

Liabilities and Stockholders' Equity
Total Liabilities                                          $   980       $   875
Stockholders' Equity                                        64,304        63,162
                                                           -------       -------
  Total Liabilities and Stockholders' Equity               $65,284       $64,037
                                                           =======       =======


                                                                            63-K

Condensed Statements of Income

                                                                     December 31,
dollars in thousands                                        2003         2002         2001
-------------------------------------------------------------------------------------------
Dividends from Subsidiary                                 $ 5,375      $ 5,026      $ 4,887
Interest and Other Dividend Income                             31           28           34
Net (Loss) Gain on Sale of Securities                          --         (165)          99
                                                          -------      -------      -------
                                                            5,406        4,889        5,020

Operating Expense                                             172           83           75
                                                          -------      -------      -------

Income Before Income Tax (Benefit) Expense and Equity
  in Undistributed Income of Subsidiary                     5,234        4,806        4,945

Income Tax (Benefit) Expense                                  (56)         (91)          17
Equity in Undistributed Income of Subsidiaries              3,423        3,665        3,118
                                                          -------      -------      -------
Net Income                                                $ 8,713      $ 8,562      $ 8,046
                                                          =======      =======      =======

Condensed Statements of Cash Flows

                                                               Year Ended December 31,
dollars in thousands                                        2003         2002         2001
-------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                $ 8,713      $ 8,562      $ 8,046
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
  Investment Security Losses (Gains)                           --          165          (99)
  (Increase) Decrease in Other Assets                          (4)
  (Decrease) Increase in Other Liabilities                    (44)         (91)          17
  Equity in Undistributed Income of Subsidiaries           (3,423)      (3,665)      (3,118)
                                                          -------      -------      -------
    Net Cash Provided by Operating Activities               5,242        4,971        4,846
                                                          -------      -------      -------
Cash Flows from Investing Activities:
Proceeds from Sales of Available-for-Sale Securities           --          258          161
Purchase of Available-for-Sale Securities                      --         (246)          --
                                                          -------      -------      -------
  Net Cash Provided by Investing Activities                    --           12          161
                                                          -------      -------      -------
Cash Flows from Financing Activities:
Purchase of Treasury Stock                                   (492)        (677)        (618)
Sale of Treasury Stock                                         --           --            3
Cash Dividends                                             (4,319)      (4,062)      (3,980)
                                                          -------      -------      -------
  Net Cash Used in Financing Activities                    (4,811)      (4,739)      (4,595)
                                                          -------      -------      -------
    Net Increase (Decrease) in Cash Equivalents               431          244          412
Cash and Cash Equivalents at Beginning of Year                690          446           34
                                                          -------      -------      -------
  Cash and Cash Equivalents at End of Year                $ 1,121      $   690      $   446
                                                          =======      =======      =======


64-K

Note 16. Stockholders' Equity

On July 21, the Board of Directors approved a 4-for-1 stock split payable on September 18, 2003. On September 5, 2003, the stockholders approved: (i) an increase in authorized shares of common stock to 16,000,000 and (ii) a change in the par value of the common stock from no par value to $0.01 par value. All per share amounts have been restated to reflect the 4-for-1 stock split. The stock split resulted in an increase in the shares issued and treasury shares of 10,471,248 and 2,064,204 shares, respectively.

Note 17. Federal Reserve Bank Requirement

The Company is required to maintain a clearing balance with the Federal Reserve Bank. The required clearing balance for the 14-day maintenance period ending December 24, 2003 was $1,300,000.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

Information contained under the caption, "The Election of Directors (introduction);" "The Election of Directors - The Nominees;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Executive Officers of the Registrant Who Are Not Directors

Information contained under the caption, "The Election of Directors -The Nominees - Alfred S. Whittet" and "The Election of Directors - Executive Officers Who Are Not Directors," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

C. Compliance With Section 16(a)

Information contained under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports; and compliance with applicable laws, rules, and regulations. The text of the Company's Code of Ethics is included as Exhibit 14 hereto.


                                                                            65-K

ITEM 11: EXECUTIVE COMPENSATION

Information contained under the caption, "Compensation," in the definitive Proxy Statement for the Annual meeting of Shareholders to be held on April 24, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption, "Principal Owners of Our Common Stock," in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption, "Compensation - Transactions With Directors and Officers," in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained under the caption, "Independent Auditors' Fees - Audit and Non-Audit Fees," and "Independent Auditors' Fees - Pre-Approval Policies and Procedures" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statement schedules and exhibits filed as part of this Form 10-K are as follows:

(a) (1) The following Consolidated Financial Statements are included in PART II, Item 8, hereof:

            -Independent Auditors' Report

            -Consolidated Balance Sheets at December 31, 2003 and 2002

            -Consolidated Statements of Income for the Years Ended December 31,
             2003, 2002 and 2001

            -Consolidated Statements of Changes in Shareholders' Equity for the
             Years Ended December 31, 2003, 2002 and 2001

            -Consolidated Statements of Cash Flows for the Years Ended December
             31, 2003, 2002 and 2001

            -Consolidated Statements of Comprehensive Income for the Years Ended
             December 31, 2003, 2002 and 2001

            -Notes to Consolidated Financial Statements

      (2) None.

      (3) Exhibits: See Exhibit Index to this Form 10-K

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

(c)   None.

(d)   Not applicable.


66-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE WILBER CORPORATION


Date: March 23, 2004                   By:      /s/ Alfred S. Whittet
                                           -------------------------------------
                                                Alfred S. Whittet
                                                President and Chief Executive
                                                Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                      Title                                      Date
----------                      -----                                      ----

  /s/ Alfred S. Whittet         President and Chief Executive Officer      March 23, 2004
-----------------------------
Alfred S. Whittet


  /s/ Joseph E. Sutaris         Secretary and Chief Financial Officer      March 23, 2004
-----------------------------
Joseph E. Sutaris


  /s/ Brian R. Wright           Director, Chairman                         March 23, 2004
-----------------------------
Brian R. Wright


  /s/ Robert W. Moyer           Director, Vice Chairman                    March 23, 2004
-----------------------------
Robert W. Moyer


  /s/ David F. Wilber, III      Director                                   March 23, 2004
-----------------------------
David F. Wilber, III


  /s/ James F. VanDeusen        Director                                   March 23, 2004
-----------------------------
James F. VanDeusen


  /s/ Philip J. Devine          Director                                   March 23, 2004
-----------------------------
Philip J. Devine


                                                                            67-K

EXHIBIT INDEX

No.         Document

3.1 Articles of Incorporation of The Wilber Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

3.2         Bylaws of The Wilber Corporation (incorporated by reference to
            Exhibit 3.2 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

10.1 Deferred Compensation Agreement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.1 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

10.2 Summary Plan Description for the Amended and Restated Wilber National Bank Split-Dollar Life Insurance Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

10.3 Amendment to the Wilber National Bank Split-Dollar Life Insurance Plan Agreement and Split-Dollar Policy Endorsement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to
            Exhibit 10.3 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

10.4 Executive Salary Continuation Agreement between Wilber National Bank and Robert W. Moyer (incorporated by reference to Exhibit 10.4 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

10.5 Executive Salary Continuation Agreement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.5 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

10.6        Employment Agreement between Wilber National Bank and Alfred S.
            Whittet (incorporated by reference to Exhibit 10.6 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

10.7 Severance Compensation Agreement between The Wilber Corporation and Alfred S. Whittet (incorporated by reference to Exhibit 10.7 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

10.8        Retention Bonus Agreement between Wilber National Bank and Douglas
            C. Gulotty (incorporated by reference to Exhibit 10.8 of the Company's Form 10/A Registration Statement (No. 001-31896) with the Securities and Exchange Commission on January 30, 2004)

13 Annual Report to Shareholders (included in this annual report on Form 10-K)

14          Code of Ethics

21          Subsidiaries of the Registrant

31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350


68-K