Form 10-Q
period 2004-03-31
WILBER CORP
filed 2004-05-12
CIK 709942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

            |_| TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

            For the Transition Period from ___________ to ___________

                        Commission File Number: 001-31896

                             THE WILBER CORPORATION
           (Exact Name of the Registrant as Specified in its Charter)

           New York                                            15-6018501
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                       245 Main Street, Oneonta, NY 13820
               (Address of Principal Executive Offices) (Zip Code)

                                  607 432-1700
               (Registrant's Telephone Number Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                     Common Stock, $0.01 par value per share
                                (Title of Class)

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) or (2) has been subject to such requirements for the past 90 days.

YES |X| NO |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

As of May 6, 2004, there were issued and outstanding 11,209,392 shares of the Registrant's Common Stock.

                             THE WILBER CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:   Financial Statements (Unaudited)

          Consolidated Statements of Condition
          Consolidated Statements of Income
          Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
          Consolidated Statements of Cash Flows
          Notes to Unaudited Consolidated Financial Statements

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations

          A. General
          B. Comparison of Financial Condition at March 31, 2004 and December 31, 2003
          C. Comparison of Results of Operation for the Three Months Ended March 31, 2004 and 2003
          D. Liquidity
          E. Capital Resources and Dividends

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:   Controls and Procedures

                           PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

ITEM 2:   Changes in Securities and Use of Proceeds

ITEM 3:   Defaults Upon Senior Securities

ITEM 4:   Submission of Matters to a Vote of Security Holders

ITEM 5:   Other Information

ITEM 6:   Exhibits and Reports on Form 8-K
          (a) Exhibits
          (b) Reports on Form 8-K

Signature Page

Index to Exhibits

                           FORWARD-LOOKING STATEMENTS

When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause," or similar expressions in this report or in any press releases, public announcements, filings with the Securities and Exchange Commission (the "SEC") or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we provide, such as analysis of the adequacy of our allowance for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, and similar matters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in consumer preferences, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

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

ITEM 1:  Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

                                                                March 31,    December 31,
dollars in thousands except share and per share data              2004           2003
-----------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                         $   9,055     $  11,892
Time Deposits with Other Banks                                      7,498         7,998
Federal Funds Sold                                                 10,900            --
                                                                ---------     ---------
  Total Cash and Cash Equivalents                                  27,453        19,890
Securities Available-for-Sale, at Fair Value                      268,238       275,051
Securities Held-to-Maturity, Fair Value of $50,040 at
  March 31, 2004, and $44,416 at December 31, 2003                 49,538        44,140
Loans                                                             366,435       360,906
  Allowance for Loan Losses                                        (5,893)       (5,757)
                                                                ---------     ---------
  Loans, Net                                                      360,542       355,149
                                                                ---------     ---------
Premises and Equipment, Net                                         6,021         5,721
Bank Owned Life Insurance                                          14,566        14,405
Goodwill                                                            2,682         2,682
Intangible Assets, Net                                                432           461
Other Assets                                                       11,385        11,524
                                                                ---------     ---------
  Total Assets                                                  $ 740,857     $ 729,023
                                                                =========     =========

Liabilities and Stockholders' Equity
Deposits:
  Demand                                                        $  55,716     $  61,267
  Savings, NOW and Money Market Deposit Accounts                  250,486       251,180
  Certificates of Deposit (Over $100M)                             90,837        82,847
  Certificates of Deposit (Under $100M)                           159,952       158,783
  Other Time Deposits                                              26,455        26,556
                                                                ---------     ---------
  Total Deposits                                                  583,446       580,633
                                                                ---------     ---------
Short-Term Borrowings                                              14,735        20,018
Long-Term Borrowings                                               69,708        55,849
Other Liabilities                                                   6,247         8,219
                                                                ---------     ---------
  Total Liabilities                                               674,136       664,719
                                                                ---------     ---------

Stockholders' Equity:
  Common Stock, $.01 Par Value, 13,961,664 Shares Issued at
      March 31, 2004, and December 31, 2003                           140           140
  Additional Paid in Capital                                        4,224         4,224
  Retained Earnings                                                80,262        79,043
  Accumulated Other Comprehensive Income                            2,470         1,272
  Treasury Stock at Cost, 2,752,272 Shares at March 31, 2004
       and December 31, 2003                                      (20,375)      (20,375)
                                                                ---------     ---------
  Total Stockholders' Equity                                       66,721        64,304
                                                                ---------     ---------
  Total Liabilities and Stockholders' Equity                    $ 740,857     $ 729,023
                                                                =========     =========

See accompanying notes to consolidated financial statements.

The Wilber Corporation
Consolidated Statements of Income (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
dollars in thousands except share and per share data                 2004             2003
---------------------------------------------------------------------------------------------
Interest and Dividend Income
Interest and Fees on Loans                                       $      5,939    $      6,314
Interest and Dividends on Securities:
   U.S. Government and Agency Obligations                               2,204           2,560
   State and Municipal Obligations                                        649             482
   Other                                                                  158             348
Interest on Federal Funds Sold and Time Deposits                          144             320
                                                                 ------------    ------------
   Total Interest and Dividend Income                                   9,094          10,024
                                                                 ------------    ------------

Interest Expense
Interest on Deposits:
   Savings, NOW and Money Market Deposit Accounts                         511             747
   Certificates of Deposit (Over $100M)                                   531             622
   Other Time                                                           1,302           1,507
Interest on Short-Term Borrowings                                          34              40
Interest on Long-Term Borrowings                                          731             881
                                                                 ------------    ------------
   Total Interest Expense                                               3,109           3,797
                                                                 ------------    ------------
Net Interest Income                                                     5,985           6,227
Provisions for Loan Losses                                                360             420
                                                                 ------------    ------------
Net Interest Income After Provision for Loan Losses                     5,625           5,807
                                                                 ------------    ------------

Other Income
Trust Fees                                                                321             345
Service Charges on Deposit Accounts                                       341             360
Commissions Income                                                        160             126
Investment Security Gains, Net                                            678             422
Increase in Cash Surrender Value of Bank Owned Life Insurance             161             162
Other Service Fees                                                         54             110
Other Income                                                               99              62
                                                                 ------------    ------------
   Total Other Income                                                   1,814           1,587
                                                                 ------------    ------------

Other Expense
Salaries and Employee Benefits                                          2,628           2,609
Net Occupancy Expense of Bank Premises                                    393             389
Furniture and Equipment Expense                                           174             201
Computer Service Fees                                                      80              77
Advertising and Marketing                                                  85             104
Professional Fees                                                         225              70
Other                                                                     728             560
                                                                 ------------    ------------
   Total Other Expense                                                  4,313           4,010
                                                                 ------------    ------------
Income Before Taxes                                                     3,126           3,384
Income Taxes                                                             (842)           (989)
                                                                 ------------    ------------
Net Income                                                       $      2,284    $      2,395
                                                                 ============    ============

Weighted Average Shares Outstanding (1)                            11,209,392      11,229,248
Basic Earnings Per Share (1)                                     $       0.20    $       0.21

See accompanying notes to consolidated financial statements.

(1) All Share and per share information has been restated to give retroactive effect to the 4-for-1 stock split in September 2003.

The Wilber Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Unaudited)

                                                                                             Accumulated
                                                                    Additional                 Other
                                                          Common     Paid in     Retained   Comprehensive  Treasury
dollars in thousands except share and per share data      Stock      Capital     Earnings   Income (Loss)    Stock        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002                                $  2,182    $  2,182    $ 74,439     $  4,242     $(19,883)    $ 63,162
  Comprehensive Income:
     Net Income                                                --          --       2,395           --           --        2,395
     Change in Net Unrealized Gain (Loss)
        on Securities, Net of Taxes                            --          --          --         (715)          --         (715)
                                                                                                                        --------
  Total Comprehensive Income                                                                                               1,680
                                                                                                                        --------
  Cash Dividends ($.0925 per share) (1)                        --          --        (999)          --           --         (999)
  Purchase of Treasury Stock (11,917 shares)                   --          --          --           --         (492)        (492)
                                                         --------    --------    --------     --------     --------     --------
Balance March 31, 2003                                   $  2,182    $  2,182    $ 75,835     $  3,527     $(20,375)    $ 63,351
                                                         --------    --------    --------     --------     --------     --------
Balance December 31, 2003                                $    140    $  4,224    $ 79,043     $  1,272     $(20,375)    $ 64,304
  Comprehensive Income:
     Net Income                                                --          --       2,284           --           --        2,284
     Change in Net Unrealized Gain (Loss)
        on Securities, Net of Taxes                            --          --          --        1,198           --        1,198
                                                                                                                        --------
  Total Comprehensive Income                                                                                               3,482
                                                                                                                        --------
  Cash Dividends ($.0950 per share) (1)                        --          --      (1,065)          --           --       (1,065)
                                                         --------    --------    --------     --------     --------     --------
Balance March 31, 2004                                   $    140    $  4,224    $ 80,262     $  2,470     $(20,375)    $ 66,721
                                                         --------    --------    --------     --------     --------     --------

See accompanying notes to consolidated financial statements.

(1) All Share and per share information has been restated to give retroactive effect to the 4-for-1 stock split in September 2003.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
dollars in thousands                                                             2004         2003
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                                   $  2,284     $  2,395
  Adjustments to Reconcile Net Income to Net Cash
  Used by Operating Activities:
     Provision for Loan Losses                                                      360          420
     Depreciation and Amortization                                                  102          216
     Net Amortization of Premiums and Accretion of Discounts on Investments         543          193
     Investment Security Gains                                                     (678)        (422)
     Other Real Estate Losses                                                        24           14
     Increase in Cash Surrender Value of Bank Owned Life Insurance                 (161)        (162)
     Increase in Other Assets                                                      (232)      (1,912)
     Decrease in Other Liabilities                                               (2,361)      (2,094)
                                                                               --------     --------
     Net Cash Used by Operating Activities                                         (119)      (1,352)
                                                                               --------     --------
Cash Flows from Investing Activities:
  Proceeds from Maturities of Held-to-Maturity Investment Securities              4,015        9,444
  Purchases of Held-to-Maturity Investment Securities                            (9,490)      (8,203)
  Proceeds from Maturities of Available-for-Sale Investment Securities           40,326       28,994
  Proceeds from Sales of Available-for-Sale Investment Securities                 7,394        5,629
  Purchases of Available-for-Sale Investment Securities                         (38,737)     (57,919)
  Net Increase in Loans                                                          (6,106)      (4,260)
  Proceeds from Sale of Loans                                                       294           --
  Purchase of Premises and Equipment, Net of Disposals                             (373)         (52)
  Proceeds from Sale of Other Real Estate                                            35           15
                                                                               --------     --------
     Net Cash Used in Investing Activities                                       (2,642)     (26,352)
                                                                               --------     --------

Cash Flows from Financing Activities:
  Net (Decrease) Increase in Demand Deposits, Savings, NOW,
     Money Market and Other Time Deposits                                        (6,346)      10,258
  Net Increase in Certificates of Deposit                                         9,159       18,274
  Net Decrease in Short-Term Borrowings                                          (5,283)        (576)
  Increase in Long-Term Borrowings                                               15,000           --
  Repayment of Long-Term Borrowings                                              (1,141)      (8,613)
  Decrease in Dividends Payable                                                      --         (209)
  Purchase of Treasury Stock                                                         --         (492)
  Cash Dividends                                                                 (1,065)        (999)
                                                                               --------     --------
     Net Cash Provided by Financing Activities                                   10,324       17,643
                                                                               --------     --------
        Net Increase (Decrease) in Cash and Cash Equivalents                      7,563      (10,061)
Cash and Cash Equivalents at Beginning of Year                                   19,890       47,064
                                                                               --------     --------
  Cash and Cash Equivalents at End of Period                                   $ 27,453     $ 37,003
                                                                               ========     ========

See accompanying notes to consolidated financial statements

Supplemental Disclosures of Cash Flow Information:
  Cash Paid during Period for:
     Interest                                                                  $  3,137     $  3,883
     Income Taxes                                                              $  2,859     $  2,558
  Non Cash Investing Activities:
     Change in Unrealized Gain on Securities                                   $  1,958     $ (1,212)
     Transfer of Loans to Other Real Estate                                    $     59     $     58

See accompanying notes to consolidated financial statements.

The Wilber Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of The Wilber Corporation (the "Company"), its wholly-owned subsidiary Wilber National Bank (the "Bank") and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

The data in the consolidated balance sheet for December 31, 2003 was derived from the Company's 2003 Annual Report on Form 10-K. The Annual Report of Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2003 and 2002, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of stockholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2003. That data, along with the interim unaudited financial information presented in the consolidated statements of condition as of March 31, 2004; and the statements of income, statements of changes in stockholders' equity and comprehensive income for the three months ended March 31, 2004 and 2003 should be read in conjunction with the 2003 consolidated financial statements, including the notes thereto.

Amounts in prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Note 2. Earnings Per Share

Basic earnings per share (EPS) are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Entities with complex capital structures must also present diluted EPS, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The Company does not have a complex capital structure, and accordingly, has presented only basic EPS.

Note 3. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.

The estimated fair value of the Company's stand-by letters of credit was $68 thousand and $43 thousand at March 31, 2004 and December 31, 2003 respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company's stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above. Due to immateriality of the fair value of the Company's stand-by letters of credit, as well as their short-term nature, the Company recognized the fees for the stand-by letters of credit in income at inception.

The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit for commitments to extend credit and letters of credit, is based upon management's credit evaluation of the counter party. Collateral held varies but includes residential and commercial real estate.

Note 4. Employee Benefit Plans

The Company, through its bank subsidiary, has a non-contributory defined benefit pension plan covering employees who have attained the age of 21 and have completed one year of service. The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. Contributions are intended to provide not only for benefits attributed to service to date, but for those expected to be earned in the future. Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30 measurement date, are:

                                                            Three Months Ended
                                                                 March 31,
dollars in thousands                                         2004         2003
-------------------------------------------------------------------------------
   Service Cost                                            $   162      $   135
   Interest Cost                                               210          196
   Expected Return on Plan Assets                             (286)        (237)
   Net Amortization                                             50           42
                                                           -------      -------
                                                           $   136      $   136
                                                           =======      =======

Note 5. Long-Term Borrowings

During the three month period ended March 31, 2004, the Company, through its bank subsidiary, secured $15,000,000 of long-term borrowings from the Federal Home Loan Bank of New York. All of the long-term borrowings secured by the Company during the period were collateralized by mortgage-backed securities or other government agency securities. The following is a summary of the long-term borrowings secured during the three month period ended March 31, 2004:

Advances from the Federal Home Loan Bank of New York
   Bearing Interest at 1.30%, due March 24, 2005                     $ 3,000,000
   Bearing Interest at 1.81%, due March 24, 2006                       3,000,000
   Bearing Interest at 2.43%, due March 9, 2007                        3,500,000
   Bearing Interest at 2.35%, due March 26, 2007                       2,000,000
   Bearing Interest at 3.12%, due March 9, 2011                        3,500,000
                                                                     -----------
                                                                     $15,000,000

Note 6. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented.

                                                                        Three Months Ended
                                                                             March 31,
dollars in thousands                                                     2004        2003
-------------------------------------------------------------------------------------------
Unrealized Holding Gains / (Losses) Arising During the Period Net
of Tax (Pre-tax Amount of $2,636 and ($789))                           $ 1,601     $  (464)

Reclassification Adjustment for Gains Realized in Net Income During
the Period, Net of Tax (Pre-tax Amount of ($678), and ($422))             (403)       (251)
                                                                       -------     -------
Other Comprehensive (Loss) Income, Net of Tax of $764 and ($494)       $ 1,198     $  (715)
                                                                       =======     =======

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at March 31, 2004, as compared to December 31, 2003; and (ii) a comparison of our results of operations for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003.

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

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While we have concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

The following tables set forth in this quarterly financial report provide readers with supplementary information, which is not directly obtainable from the unaudited financial statements provided in PART I, Item 1 of this quarterly report. These tables are to be read in conjunction with our management, discussion and analysis narrative regarding the financial condition, results of operations, liquidity and capital resources contained within this report.

Asset and Yield Summary Table:

The following table sets forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities. No tax equivalent adjustments were made. Average balances are daily averages.

                                                                             For the Three Months Ended March 31,
                                                           ----------------------------------------------------------------------
                                                                           2004                                 2003
                                                           ----------------------------------------------------------------------
                                                             Average     Interest                 Average     Interest
                                                           Outstanding   Earned /     Yield /   Outstanding   Earned /    Yield /
                                                             Balance       Paid        Rate       Balance       Paid       Rate
                                                           ----------------------------------------------------------------------
                                                                                     (Dollars in thousands)
Earning Assets:
  Federal funds sold                                         $   7,252    $    18       1.00%    $  22,672    $    68       1.22%
  Interest bearing deposits                                      7,520        126       6.74%       16,483        252       6.20%
  Securities (1)                                               305,244      3,011       3.97%      282,027      3,390       4.87%
  Loans, Net (2)                                               358,519      5,939       6.66%      355,161      6,314       7.21%
                                                             --------------------                --------------------
               Total earning assets                            678,535      9,094       5.39%      676,343     10,024       6.01%

  Non-earning assets                                            46,447                              44,371
                                                             ---------                           ---------
                   Total assets                              $ 724,982                           $ 720,714
                                                             =========                           =========

Liabilities:
  Savings accounts                                           $  93,113    $   173       0.75%    $  85,785    $   249       1.18%
  Money market accounts                                         31,018         64       0.83%       31,169         85       1.11%
  NOW accounts                                                 124,772        274       0.88%      118,023        413       1.42%
  Time accounts                                                269,137      1,833       2.74%      276,778      2,129       3.12%
  Borrowings                                                    74,948        765       4.11%       81,921        921       4.56%
                                                             --------------------                --------------------
        Total interest bearing liabilities                     592,988      3,109       2.11%      593,676      3,797       2.59%

  Non-interest bearing deposits                                 57,620                              53,406
  Other non-interest bearing liabilities                         8,749                               9,937
                                                             ---------                           ---------
  Total liabilities                                            659,357                             657,019
  Stockholders' equity                                          65,625                              63,695
                                                             ---------                           ---------
     Total liabilities and shareholder equity                $ 724,982                           $ 720,714
                                                             =========                           =========
  Net interest income                                                     $ 5,985                             $ 6,227
                                                                          =======                             =======
  Net interest rate spread (3)                                                          3.28%                               3.42%
                                                                                     =======                             =======
  Net earning assets                                         $  85,547                           $  82,667
                                                             =========                           =========
  Net interest margin (4)                                                               3.55%                               3.73%
                                                                                     =======                             =======
  Ratio of earning assets to interest bearing liabilities       114.43%                             113.92%
                                                             =========                           =========

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

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

                                                 -------------------------------
                                                 At March 31,    At December 31,
              Dollars in Thousands                   2004             2003
                                                 -------------------------------
Loans in Non-Accrual Status:
   Agricultural                                   $  1,367          $  1,425
   Residential real estate (1)                          26               257
   Commercial real estate                              953             1,199
   Commercial                                          387               275
   Consumer                                              6                 8
                                                  --------------------------
           Total non-accruing loans                  2,739             3,164
Loans Contractually Past Due 90 Days
or More and Still Accruing Interest                    370               123
Troubled Debt Restructured Loans                       367               371
                                                  --------------------------
           Total non-performing loans                3,476             3,658
Other real estate owned                                 20                20
                                                  --------------------------
Total non-performing assets                       $  3,496          $  3,678
                                                  ==========================
Total non-performing assets as a
percentage of total assets                            0.47%             0.50%
                                                  ==========================
Total non-performing loans as a
percentage of total loans                             0.95%             1.01%
                                                  ==========================

(1)   Includes home equity loans.

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           2004           2003
                                                        -----------------------
                                                         (Dollars in thousands)

Balance at beginning of period                          $  5,757       $  5,392

Charge offs:
Agricultural                                                  --            110
Residential real estate                                      112              7
Commercial real estate                                        43             --
Commercial                                                    48             --
Consumer                                                     120            195
                                                        -----------------------
       Total charge offs                                     323            312
                                                        -----------------------

Recoveries:
Agricultural                                                  --             --
Residential real estate                                       13             --
Commercial real estate                                        --             --
Commercial                                                    20             68
Consumer                                                      66             35
                                                        -----------------------
        Total recoveries                                      99            103
                                                        -----------------------
Net charge-offs                                              224            209
Provision for loan losses                                    360            420
                                                        -----------------------
Balance at end of period                                $  5,893       $  5,603
                                                        =======================
Ratio of net charge-offs during the period to
average loans outstanding during the period                 0.06%          0.06%
                                                        =======================
Allowance for loan losses to total loans                    1.61%          1.55%
                                                        =======================
Allowance for loan losses to non-performing loans            170%           115%
                                                        =======================

B. Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Overview. The financial condition of the Company did not change significantly between December 31, 2003 and March 31, 2004. Total Assets increased by 1.6% or $11.9 million from $729.0 million at December 31, 2003 to $740.9 million at March 31, 2004. During the quarter ended March 31, 2004 we borrowed $15.0 million from the Federal Home Loan Bank of New York to purchase an equivalent amount of available-for-sale securities. The remaining net increases and decreases in assets and liabilities provided in the Consolidated Statements of Condition it PART I, Item 1 of this quarterly financial report occurred in the normal course of business and were not due to any unusually large or extraordinary transactions.

Asset Quality. We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans (those 30 or more days delinquent, excluding loans placed on non-accrual status), the level of non-performing loans, the level of potential problem loans and the dollar amount and type of loan charge-offs we experience. Between December 31, 2003 and March 31, 2004 the level of non-performing loans decreased modestly, while delinquent loans increased significantly due primarily to the inclusion of one commercial real estate loan which management believes is adequately secured by real estate collateral. Potential problem loans, the allowance for loan losses and the level of loan charge-offs were relatively unchanged between December 31, 2003 and March 31, 2004.

At March 31, 2004 loans that were 30 or more days delinquent (excluding loans placed on non-accrual status) totaled $3.715 million or 1.01% of loans outstanding. By comparison at December 31, 2003 we had $2.752 million or 0.76% of loans outstanding in this same category, an increase of $963 thousand between the periods. One large commercial real estate loan totaling $1.775 million became 30 days delinquent on March 31, 2004. Management believes this loan is adequately secured by real estate collateral.

Total non-performing assets, including non-accruing loans, loans 90 days or more past and still accruing interest, troubled debt restructured loans and other real estate owned were $3.496 million at March 31, 2004, as compared to $3.678 million at December 31, 2003, a $182 thousand decrease. During the three month period ended March 31, 2004 non-accruing loans decreased by $425 thousand. This was due primarily to the sale of three loans, which totaled $337 thousand at December 31, 2003. The decrease in non-accruing loans between the periods was partially offset by a $247 thousand increase in loans 90 or more days past due and still accruing interest.

Potential problem loans, which are those that are currently performing, but where we believe potential credit problems exist, were $8.491 million or 2.32% of total loans at March 31, 2004, as compared to $7.854 million or 2.18% of total loans at December 31, 2004.

The allowance for loan losses increased from $5.757 million or 1.60% of total loans outstanding at December 31, 2003 to $5.893 or 1.61% of total loans outstanding at March 31, 2004. Our management and Board of Directors deemed the allowance for loan losses as adequate at March 31, 2004.

The credit quality of the investment securities portfolios, both available-for-sale and held-to-maturity, remained strong during the quarter. At March 31, 2004, 99.7% of the securities held in the Company's bond portfolio were rated "A" or better by Moody's or Standard and Poor's credit rating services; 91.6% were rated AAA. At December 31, 2003, 98.5% were rated "A" or better and 89.8% were rated AAA by these same services.

C. Comparison of the Results of Operations for the Three Months Ended March 31, 2003 and 2004

Overview. Net Income decreased by $111 thousand or 4.6%, from $2.395 million for the three month period ended March 31, 2003 to $2.284 million for the three month period ended March 31, 2004. During the three month period ended March 31, 2004 our net interest income decreased due to a lower net interest margin. This decrease, as well as an increase in other expenses was offset by a decreased provision for loan loss, increased investment securities gains, and a lower provision for income taxes. During the three month period ended March 31, 2004 we sold $7.394 million of available-for-sale investment securities netting realized gains of $678 thousand. By comparison during the three month period ended March 31, 2003 we sold $5.629 million of available-for-sale securities netting gains of $422 thousand. The decrease in net income caused earnings per share to decrease by $0.01, from $0.21 for the three month period ended March 31, 2003 to $0.20 for the three month period ended March 31, 2004.

Return on average assets decreased from 1.35% in the three month period ended March 31, 2003 to 1.27% for the three month period ended March 31, 2004. This occurred primarily because net interest margin declined between periods. Historically low and declining interest rates prompted significant loan refinancing activity reducing interest rate spreads on new loans and investments. Return on average stockholders' equity also declined from 15.25% for the three month period ended March 31, 2003 to 14.00% for the three month period ended March 31, 2004.

Net Interest Income. Net interest income is our most significant source of revenue. During the three month period ended March 31, 2004 and the three month period ended March 31, 2003, net interest income comprised 77% and 80%, respectively, of our total revenues. Net interest income totaled $5.985 million for the three month period ended March 31, 2004, as compared to $6.227 million for the three month period ended March 31, 2003, a $242 thousand or 3.9% decrease.

Throughout 2003 and during the first quarter of 2004 maturing and adjustable-rate loans and investment securities were renewed and replaced by new loans and investments at lower rates of interest. This resulted in a much lower yield on earning assets for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003. In addition during the first three months of 2004 residential mortgage refinancing activity remained high. This resulted in accelerated principal prepayment rates on our mortgage-backed securities portfolio, requiring us to increase the net amortization expense of premiums on our investments securities. During the three month period ended March 31, 2004 we received proceeds from the maturity of available-for-sale and held-to-maturity investment securities totaling $44.3 million, which required us to record a net amortization expense for the quarter of $543 thousand. During the same three month period ended March 31, 2003, we received proceeds from the maturity of our securities portfolios totaling $38.4 million, which required us to record a net amortization expense for the quarter of $193 thousand. These factors were the primary reason the average yield on total earning assets decreased by 62 basis points between the periods, from 6.01% in the three month period ended March 31, 2003 to 5.39% during the three month period ended March 31, 2004.

The interest expense on interest bearing liabilities decreased by $688 thousand between the periods, from $3.797 million for the three month period ended March 31, 2003 to $3.109 million for the three month period ended March 31, 2004. Between the periods we decreased the rates of interest paid on all interest bearing deposit accounts. In addition, we experienced an increase in the volume of non-maturity interest bearing deposit accounts in spite of the lower rates of interest being paid on those accounts. The increase in low-cost, non-maturity, interest bearing deposit accounts (transaction and savings accounts) and a decrease in higher-cost certificates of deposit contributed to the reduction in the cost of interest bearing deposits between the periods. The cost of interest bearing deposit accounts decreased by 48 basis points between the periods, from 2.59% for the three month period ended March 31, 2003 to 2.11% for the three month period ended March 31, 2004. The interest expense related to the Company's of borrowings also decreased by $156 thousand between periods from $921 thousand during the three month period ended March 31, 2003 to $765 thousand during the three month period ended March 31, 2004. This decrease was due to both a decrease in the average borrowings outstanding and a reduction in average borrowing costs.

We were unable to sustain or improve net interest margin between the periods because it became increasingly difficult for management, throughout 2003 and during the first quarter of 2004, to lower the interest rates paid on non-maturity, interest bearing deposit accounts while earning assets continued to price down in the historically low interest rate environment. Savings and NOW accounts were already near an interest rate floor of 0%. This condition may exist prospectively in future quarters.

Rate and Volume Analysis: The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities. Net interest income was $242 thousand less in the three month period ended March 31, 2004 than in the three month period ended March 31, 2003. An increase in the volume of earning assets and decrease in volume of interest bearing liabilities resulted in an increase in net interest income of $190 thousand. However, this improvement was offset by a $432 thousand decrease in net interest income due to interest rates. Interest income decreased by $1.027 million due to lower yields on earning assets between the periods. This decrease in interest income was offset by a $595 thousand decrease in interest bearing liability costs due to lower rates of interest.

Rate and Volume Table:

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

                                                 For the Three Months Ended
                                                         March 31,
                                             ----------------------------------
                                                       2004 vs. 2003
                                             ----------------------------------
                                                Rate       Volume       Total
                                             ----------------------------------
                                                       (In thousands)
Earning assets:
    Federal Funds Sold                       $    (12)    $    (38)    $    (50)
    Interest Bearing Deposits                $     24     $   (150)    $   (126)
  Securities                                 $   (608)    $    229     $   (379)
  Loans                                      $   (431)    $     56     $   (375)
                                             ----------------------------------
       Total earning assets                  $ (1,027)    $     97     $   (930)
                                             ----------------------------------

Interest bearing liabilities:
  Savings accounts                           $     90     $    (14)    $     76
  Money market accounts                      $     21     $     --     $     21
  NOW accounts                               $    154     $    (15)    $    139
  Time accounts                              $    245     $     51     $    296
  Borrowings                                 $     85     $     71     $    156
                                             ----------------------------------
       Total interest bearing liabilities    $    595     $     93     $    688
                                             ----------------------------------

Change in net interest income                $   (432)    $    190     $   (242)
                                             ----------------------------------

Provision for Loan Losses. The provision for loan losses for the three month period ended March 31, 2004 was $360 thousand, as compared to $420 thousand for the three month period ended March 31, 2003, a $60 thousand decrease. The provision for loan losses decreased in the first quarter of 2004, as compared to the first quarter of 2003 due to a decrease in non-performing loans and a relatively stable level of net charge-offs. In addition, although the level of delinquent loans was greater at March 31, 2004 than at March 31, 2003 due to the addition of one adequately collateralized $1.775 million commercial real estate loan which became 30 days past due on the last day of the quarter, the average level of delinquent loans during the quarter was substantially reduced. Average delinquent loans (those 30 or more days past due and still accruing interest) as a percent of average total loans outstanding during the quarter ended March 31, 2004 was 0.65%. By comparison, average delinquent loans as a percent of average total loans outstanding during the quarter ended March 31, 2003 was 1.74%. Management attributes the improvement in average delinquency levels to implementation of an improved consumer credit identification and management system established in 2001. Net charge-offs remained relatively stable between the quarters. Net charge-offs for the quarter ended March 31, 2004 were $224 thousand, as compared to $209 thousand for the quarter ended March 31, 2003. Net charge-offs were stable even though we sold $448 thousand of loans ($337 thousand of which were non-performing loans) during the quarter resulting in a $155 thousand charge-off. During both periods, net charge-offs were 0.06% or 6 basis points of average loans outstanding.

Non-Interest Income. Non-interest income increased to $1.814 million for the quarter ended March 31, 2004 from $1.587 million for the quarter ended March 31, 2003, a $227 thousand or 14.3% increase. The increase can be primarily attributed to an increase in investment securities gains of $256 thousand.

Non-Interest Expense. Non-interest expense increased to $4.313 million for the quarter ended March 31, 2004, as compared to $4.010 for the quarter ended March 31, 2003. During the quarter ended March 31, 2004 we incurred a greater amount of professional fees expense associated with listing our common stock on the American Stock Exchange and registering the Company with the SEC. Specifically, professional fees increased from $70 thousand during the first quarter of 2003 to $225 thousand during the first quarter of 2004, a $155 thousand increase.

In addition, other expenses increased by $168 thousand from $560 thousand in the three month period ended March 31, 2003 to $728 thousand during the three month period ended March 31, 2004. The Bank's executive deferred compensation plan expense increased by $66 thousand, from a gain of $23 thousand for the three month period ended March 31, 2003 to an expense of $43 thousand for the three month period ended March 31, 2004. In addition, during the first quarter of 2004 we incurred additional production and printing expenses due to the Company's expanded SEC reporting and shareholder reporting requirements, additional office supplies associated with opening a new branch and loan production office during the quarter, and additional minority interest expense related to its insurance agency joint venture, Mang - Wilber LLC.

Income Taxes. Income tax expense decreased from $989 thousand during the three month period ended March 31, 2003 to $842 thousand during the three month period ended March 31, 2004. The decrease in income tax expense was due to an increase in tax-exempt income from state and municipal investment securities and a general decrease in taxable income.

D. Liquidity

Liquidity describes our ability to meet financial obligations in the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund our current and planned expenditures. We are committed to maintaining a strong liquidity position. Accordingly, we monitor our liquidity position on a daily basis through our daily funds management process. This includes:

o maintaining the appropriate levels of currency throughout our branch system to meet the daily cash needs of our customers,

o balancing our mandated deposit or "reserve" requirements at the Federal Reserve Bank of New York,

o maintaining adequate cash balances at the Federal Home Loan Bank of New York and other correspondent banks, and

o assuring that adequate levels of federal funds sold, liquid assets, and borrowing resources are available to meet obligations including reasonably anticipated daily fluctuations.

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

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

--------------------------------------------------------------------------------
             Liquidity Measure                         March 31,    December 31,
Dollars in Thousands                                     2004          2003
--------------------------------------------------------------------------------
Cash and Cash Equivalents                              $ 27,453       $ 19,890
--------------------------------------------------------------------------------
Available for Sale Investment Securities at
Estimated Fair Value less Securities pledged
for State and Municipal Deposits and Borrowings        $100,904       $106,933
--------------------------------------------------------------------------------
Total Loan to Total Asset Ratio                           49.46%         49.50%
--------------------------------------------------------------------------------
FHLBNY Remaining Borrowing Capacity                    $ 14,908       $ 18,314
--------------------------------------------------------------------------------
Correspondent Bank Lines of Credit                     $ 10,000       $ 10,000
--------------------------------------------------------------------------------

At March 31, 2004 and December 31, 2003, we maintained adequate levels of liquidity. The substantial majority of the unencumbered available-for-sale investment securities are highly liquid and could be sold immediately or pledged for borrowing purposes to meet our anticipated or unanticipated loan and other funding requirements.

In addition to the above liquidity measures, at March 31, 2004 and December 31, 2003 we had $14.6 million and $14.4 million respectively, of cash surrender value in our bank-owned life insurance portfolio. These policies could be terminated and surrendered for cash upon our demand.

Our commitments to extend credit and standby letters of credit did not change significantly from December 31, 2003 to March 31, 2004. At March 31, 2004 commitments to extend credit and standby letters of credit were $59.8 million, as compared to $59.1 million at December 31, 2003, a $700 thousand or a 1.2% increase. Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly and therefore are not expected to materially impact our liquidity.

Deposit flows and loan and investment prepayment activity are affected by the level of interest rates, the interest rates and products offered by competitors, and other factors. Based on our deposit retention experience, anticipated levels of regional economic activity, particularly moderate levels of loan demand within our primary market area, and current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our current funding commitments for several quarters prospectively.

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

At March 31, 2004 stockholders' equity was $66.7 million, a $1.142 million or 1.8% increase over December 31, 2003 stockholders' equity of $64.3 million. The increase was due to an increase in retained earnings of $1.219 million and an increase in other comprehensive income $1.198 million.

From time to time we have repurchased outstanding common stock from our stockholders under limits prescribed by the Board of Directors. These limits have been set by the Board of Directors based upon the Company's total capital ratio. Given the Company's financial condition, the Board of Directors has attempted to maintain a total capital to total assets ratio of 8.0% to 9.0%. Throughout the quarter ended March 31, 2004 management did not have any authority to re-purchase the Company's common shares into Treasury. Hence, no shares of stock were repurchased by the Company during the three month period ended March 31, 2004. Any future stock repurchase activities will be approved by the Board of Directors and will be designed to comply with applicable SEC and American Stock Exchange rules.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of "Tier 1" capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of stockholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company's allowance for loan losses. Similarly, for the Bank to be considered "well capitalized," it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.00%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at March 31, 2004 and December 31, 2003. The Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at March 31, 2004 were 13.18% and 14.43%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of March 31, 2004, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was approximately $8.1 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Our business activities generate market risk. Market risk is the possibility that changes in future market conditions, including interest rates and prices, will reduce earnings and make the Company less valuable. We are primarily exposed to market risk through changes in interest rates. This risk is called Interest Rate Risk and is an inherent component of risk for all banks. The risk occurs because we pay interest on deposits and borrowed funds at varying rates and terms, while receiving interest income on loans and investments with different rates and terms. As a result, our earnings and the market value of assets and liabilities are subject to potentially significant fluctuations as interest rates rise and fall. Our objective is to minimize the fluctuation in Net Interest Margin and Net Interest Income caused by anticipated and unanticipated changes in interest rates.

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

We manage several different forms of Interest Rate Risk. The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities. The second is basis risk. Basis risk is the risk associated with non-correlated changes in different interest rates. For example, we price many of our adjustable rate commercial loans (an asset) using the Prime Rate as a basis, while some of our deposit accounts (a liability) are tied to Treasury security yields. In a given timeframe, the Prime rate might decrease 2% while a particular Treasury security might only decrease 1%. If this were to occur, our yield on Prime based commercial loans would decrease by 2%, while the cost of deposits might only decrease by 1% negatively affecting Net Interest Income and Net Interest Margin. The third risk is option risk. Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial and commercial real estate loans, consumer loans, mortgage backed securities, and callable agency or municipal investment securities. The Bank's customers generally have alternative financing sources (or options) to refinance their existing debt obligations with other financial institutions. When interest rates decrease, many of these customers exercise this option and refinance at other institutions and prepay their loans with us, forcing us to reinvest the prepaid funds in lower yielding investments and loans. The same type of refinancing activity also accelerates principal payments on mortgage-backed securities held by the Bank. Municipal investment securities and agency securities are issued with specified call dates and call prices and are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

Measuring and managing interest rate risk is a dynamic process that the Bank's management must continually perform to meet the objective of maintaining stable Net Interest Income and Net Interest Margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank's interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of "shocking" the current Balance Sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earnings and the market value of the Bank's equity. The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in Net Interest Income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, the model assumes it will take 6 months for a 3.00% shift to take place. This is also known as a "ramped" interest rate shock. The projected changes in Net Interest Income are totals for the 12-month period beginning April 1, 2004 and ending March 31, 2005 under ramped shock scenarios.

Interest Rate Sensitivity Table:

--------------------------------------------------------------------------------
   Interest Rates                      Dollars in Thousands
--------------------------------------------------------------------------------
                                                                 Projected
                                       Projected                 Change in Net
                                       Dollar      Projected     Interest Income
                        Projected      Change      Percentage    as a Percent
Interest                Annualized     in Net      Change in     of Total
Rate           Prime    Net Interest   Interest    Net Interest  Stockholders'
Shock (1)      Rate     Income         Income      Income        Equity
--------------------------------------------------------------------------------
    -2.00%     2.00%      $23,878      ($1,243)       -4.95%         -1.86%
--------------------------------------------------------------------------------
    -1.00%     3.00%      $24,528        ($593)       -2.36%         -0.89%
--------------------------------------------------------------------------------
No change      4.00%      $25,121           --           --             --
--------------------------------------------------------------------------------
    1.00%      5.00%      $24,807        ($314)       -1.25%         -0.47%
--------------------------------------------------------------------------------
    2.00%      6.00%      $25,101         ($20)       -0.08%         -0.03%
--------------------------------------------------------------------------------
    3.00%      7.00%      $25,923         $802         3.19%          1.20%
--------------------------------------------------------------------------------

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank's Asset and Liability Committee and are based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve Net Interest Income, we project that Net Interest Income would decline by $20 thousand or 0.03% of total stockholders' equity in a +2.00% ramped interest rate shock and $1.243 million or 1.86% of total stockholders' equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.0% of the Company's total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But, generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust the mix and pricing of assets and liabilities to mitigate Net Interest Income volatility. We also purchase investments for the securities portfolio and structure borrowings from the Federal Home Loan Bank of New York to counter-balance interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 24% of our Total Assets were invested in adjustable rate loans and investments at March 31, 2004.

ITEM 4: Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                           PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

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

ITEM 2: Changes in Securities and Use of Proceeds

During the three month period ended March 31, 2004 the rights of holders of our registered securities were not modified; nor were any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three month period ended March 31, 2004.

ITEM 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company during the three month period ended March 31, 2004.

ITEM 5: Other Information

None.

ITEM 6: Exhibits and Reports on Form 8-K

(a)   Exhibits: see Exhibit Index to this Form 10-Q

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By: /s/ Alfred S. Whittet                          Dated:  05/07/2004
   ----------------------------------
Alfred S. Whittet
President and Chief Executive Officer


By: /s/ Joseph E. Sutaris                          Dated:  05/07/2004
   ----------------------------------
Joseph E. Sutaris
Secretary and Chief Financial Officer

                                  EXHIBIT INDEX

No.         Document

31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350