Form 10-Q
period 2004-06-30
WILBER CORP
filed 2004-08-09
CIK 709942

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2004

                                      OR

          [ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

                       For the Transition Period from_____to_____


                      Commission File Number: 001-31896


                            THE WILBER CORPORATION
          ----------------------------------------------------------
          (Exact Name of the Registrant as Specified in its Charter)

                 NEW YORK                                   15-6018501
      ----------------------------                    ----------------------
      (State or Other Jurisdiction                       (I.R.S. Employer
           of Incorporation or                        Identification Number)
              Organization)


                      245 Main Street, Oneonta, NY 13820
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


                                 607 432-1700
              ---------------------------------------------------
              (Registrant's Telephone Number Including Area Code)


          Securities Registered Pursuant to Section 12(b) of the Act:
                    Common Stock, $0.01 par value per share
                    ---------------------------------------
                               (Title of Class)


          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) or (2) has been subject to such requirements for the past 90 days.
YES  [X]     NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  [ ]     NO [X]

As of August 5, 2004, there were issued and outstanding 11,209,392 shares of the Registrant's Common Stock.

                            THE WILBER CORPORATION
                                   FORM 10-Q
                                     INDEX


                        PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS
ITEM 1:     Financial Statements (Unaudited)
------

            Consolidated Statements of Condition
            Consolidated Statements of Income
            Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
            Consolidated Statements of Cash Flows
            Notes to Unaudited Consolidated Financial Statements

ITEM 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations
------

            A. General
            B. Financial Condition and Performance Overview
            C. Comparison of Financial Condition at June 30, 2004 and December 31, 2003
            D.  Comparison of Results of Operation for the Three Months Ended June 30, 2004 and 2003
            E.   Comparison of Results of Operation for the Six Months Ended June 30, 2004 and 2003
            F.   Liquidity
            G.  Capital Resources and Dividends

ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk
------
ITEM 4:     Controls and Procedures
------

                          PART II - OTHER INFORMATION

ITEM 1:     Legal Proceedings
------

ITEM 2:     Changes in Securities and Use of Proceeds
------

ITEM 3:     Defaults Upon Senior Securities
------

ITEM 4:     Submission of Matters to a Vote of Security Holders
------

ITEM 5:     Other Information
------

ITEM 6:     Exhibits and Reports on Form 8-K
------
            (a) Exhibits
            (b) Reports on Form 8-K

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

ITEM 1: Financial Statements (Unaudited)
------

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

                                                                        June 30,        December 31,
dollars in thousands except share and per share data                      2004              2003
----------------------------------------------------                  ----------        -------------
Assets
Cash and Due from Banks                                               $  10,238           $  11,892
Time Deposits with Other Banks                                            7,498               7,998
Federal Funds Sold                                                          500                  --
                                                                      ---------           ---------
   Total Cash and Cash Equivalents                                       18,236              19,890
Securities
   Trading, at Fair Value                                                 1,373               1,025
   Available-for-Sale, at Fair Value                                    240,390             275,051
   Held-to-Maturity, Fair Value of $60,625 at June 30, 2004
     and $44,416 at December 31, 2003                                    61,901              44,140
Loans                                                                   374,393             360,906
   Allowance for Loan Losses                                             (6,113)             (5,757)
                                                                      ---------           ---------
   Loans, Net                                                           368,280             355,149
                                                                      ---------           ---------
Premises and Equipment, Net                                               5,986               5,721
Bank Owned Life Insurance                                                14,686              14,405
Goodwill                                                                  2,682               2,682
Intangible Assets, Net                                                      418                 461
Other Assets                                                             12,235              10,499
                                                                      ---------           ---------
   Total Assets                                                       $ 726,187           $ 729,023
                                                                      =========           =========
Liabilities and Stockholders' Equity
Deposits:
   Demand                                                             $  60,760           $  61,267
   Savings, NOW and Money Market Deposit Accounts                       241,965             251,180
   Certificates of Deposit (Over $100M)                                  88,934              82,847
   Certificates of Deposit (Under $100M)                                159,716             158,783
   Other Time Deposits                                                   26,751              26,556
                                                                      ---------           ---------
   Total Deposits                                                       578,126             580,633
                                                                      ---------           ---------
Short-Term Borrowings                                                     9,117              20,018
Long-Term Borrowings                                                     68,984              55,849
Other Liabilities                                                         6,416               8,219
                                                                      ---------           ---------
   Total Liabilities                                                    662,643             664,719
                                                                      ---------           ---------
Stockholders' Equity:
   Common Stock, $.01 Par Value, 13,961,664 Shares Issued at
     June 30, 2004, and December 31, 2003                                   140                 140
   Additional Paid in Capital                                             4,224               4,224
   Retained Earnings                                                     81,048              79,043
   Accumulated Other Comprehensive (Loss) Income                         (1,493)              1,272
   Treasury Stock at Cost, 2,752,272 Shares at June 30, 2004
      and December 31, 2003                                             (20,375)            (20,375)
                                                                      ---------           ---------
   Total Stockholders' Equity                                            63,544              64,304
                                                                      ---------           ---------
   Total Liabilities and Stockholders' Equity                         $ 726,187           $ 729,023
                                                                      =========           =========


See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Income (Unaudited)


                                                                        Three Months Ended                 Six Months Ended
                                                                               June 30,                        June 30,
dollars in thousands except share and per share data                   2004             2003               2004            2003
----------------------------------------------------              ------------      -------------      ------------    ------------
Interest and Dividend Income
Interest and Fees on Loans                                        $      6,022      $       6,217      $     11,961    $     12,531
Interest and Dividends on Securities:
     U.S. Government and Agency Obligations                              1,963              2,489             4,167           5,049
     State and Municipal Obligations                                       639                483             1,288             965
     Other                                                                 124                299               282             647
Interest on Federal Funds Sold and Time Deposits                           142                295               286             615
                                                                  ------------      -------------      ------------    ------------
     Total Interest and Dividend Income                                  8,890              9,783            17,984          19,807
                                                                  ------------      -------------      ------------    ------------
Interest Expense
Interest on Deposits:
     Savings, NOW and Money Market Deposit Accounts                        436                613               947           1,360
     Certificates of Deposit (Over $100M)                                  563                622             1,094           1,244
     Other Time                                                          1,297              1,514             2,599           3,021
Interest on Short-Term Borrowings                                           20                 20                54              60
Interest on Long-Term Borrowings                                           781                840             1,512           1,721
                                                                  ------------      -------------      ------------    ------------
     Total Interest Expense                                              3,097              3,609             6,206           7,406
                                                                  ------------      -------------      ------------    ------------
Net Interest Income                                                      5,793              6,174            11,778          12,401
Provisions for Loan Losses                                                 300                435               660             855
                                                                  ------------      -------------      ------------    ------------
Net Interest Income After Provision for Loan Losses                      5,493              5,739            11,118          11,546
                                                                  ------------      -------------      ------------    ------------
Other Income
Trust Fees                                                                 320                297               641             642
Service Charges on Deposit Accounts                                        380                367               721             727
Commissions Income                                                         126                131               286             257
Investment Security (Losses) Gains, Net                                    (27)               297               651             719
Increase in Cash Surrender Value of Bank Owned
 Life Insurance                                                            120                176               281             337
Other Service Fees                                                          70                 56               124             167
Other Income                                                                83                199               182             261
                                                                  ------------      -------------      ------------    ------------
     Total Other Income                                                  1,072              1,523             2,886           3,110
                                                                  ------------      -------------      ------------    ------------
Other Expense
Salaries and Employee Benefits                                           2,594              2,488             5,222           5,097
Net Occupancy Expense of Bank Premises                                     359                327               752             716
Furniture and Equipment Expense                                            182                199               356             400
Computer Service Fees                                                      124                 71               204             148
Advertising and Marketing                                                  127                109               212             213
Professional Fees                                                           72                 52               297             122
Other                                                                      655                834             1,383           1,394
                                                                  ------------      -------------      ------------    ------------
     Total Other Expense                                                 4,113              4,080             8,426           8,090
                                                                  ------------      -------------      ------------    ------------
Income Before Taxes                                                      2,452              3,182             5,578           6,566
Income Taxes                                                              (601)              (889)           (1,443)         (1,878)
                                                                  ------------      -------------      ------------    ------------
Net Income                                                        $      1,851      $      2,293       $      4,135    $      4,688
                                                                  ============      =============      ============    ============

Weighted Average Shares Outstanding (1)                             11,209,392        11,209,392         11,209,392      11,219,264
Basic Earnings Per Share (1)                                      $       0.17      $       0.21       $       0.37    $       0.42




See accompanying notes to unaudited consolidated interim financial statements.
(1) All Share and per share information has been restated to give retroactive effect to the 4-for-1 stock split in September 2003.

The Wilber Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Unaudited)



                                                                                          Accumulated
                                                               Additional                   Other
dollars in thousands except share and per             Common    Paid in     Retained     Comprehensive     Treasury
 share data                                           Stock      Capital    Earnings      Income (Loss)     Stock      Total
                                                     -------    -------    ---------       ---------      ---------   --------
Balance December 31, 2002                            $ 2,182    $ 2,182    $  74,439       $   4,242      $ (19,883)  $ 63,162
     Comprehensive Income:
      Net Income                                          --         --        4,688              --             --      4,688
      Change in Net Unrealized Gain (Loss)
            on Securities, Net of Taxes                   --         --           --            (570)            --       (570)
                                                                                                                      --------
     Total Comprehensive Income                                                                                          4,118
                                                                                                                      --------
     Cash Dividends ($.185 per share) (1)                 --         --       (2,036)             --             --     (2,036)
     Purchase of Treasury Stock (11,917 shares)           --         --           --              --           (492)      (492)
                                                     -------    -------    ---------       ---------      ---------   --------
Balance June 30, 2003                                $ 2,182    $ 2,182    $  77,091       $   3,672      $ (20,375)  $ 64,752
                                                     -------    -------    ---------       ---------      ---------   --------

Balance December 31, 2003                              $ 140    $ 4,224    $  79,043       $   1,272      $ (20,375)  $ 64,304
     Comprehensive Income:
      Net Income                                          --         --        4,135              --             --      4,135
      Change in Net Unrealized Gain (Loss)
       on Securities, Net of Taxes                        --         --           --         (2,765)             --     (2,765)
                                                                                                                      --------
     Total Comprehensive Income                                                                                          1,370
                                                                                                                     ---------
     Cash Dividends ($.19 per share)                      --         --       (2,130)             --             --     (2,130)
                                                     -------    -------    ---------       ---------      ---------   --------
Balance June 30, 2004                                $   140    $ 4,224    $  81,048       $ (1,493)      $ (20,375)  $ 63,544
                                                     -------    -------    ---------       ---------      ---------   --------

See accompanying notes to unaudited consolidated interim financial statements
(1) All share and per share information has been restated to give retroactive effect to the 4-for-1 stock split in September 2003.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Six Months Ended
                                                                                        June 30
dollars in thousands                                                                2004         2003
                                                                                 ---------    ---------
Cash Flows from Operating Activities:
   Net Income                                                                    $   4,135    $   4,688
   Adjustments to Reconcile Net Income to Net Cash
   Used by Operating Activities:
     Provision for Loan Losses                                                         660          855
     Depreciation and Amortization                                                     407          434
     Net Amortization of Premiums and Accretion of Discounts on Investments          1,338          553
     Investment Security Gains                                                        (651)         719)
     Other Real Estate Losses                                                           21           33
     Increase in Cash Surrender Value of Bank Owned Life Insurance                    (281)        (335)
     Net (Increase) Decrease in Trading Securities                                    (296)         147
     Net Gains on Trading Securities                                                   (52)        (102)
     Decrease (Increase) in Other Assets                                                 8       (1,949)
     Decrease in Other Liabilities                                                  (1,803)        (801)
                                                                                 ---------   ----------
     Net Cash Provided by Operating Activities                                       3,486        2,804
                                                                                 ---------   ----------
Cash Flows from Investing Activities:
   Proceeds from Maturities of Held-to-Maturity Investment Securities               12,081       16,492
   Purchases of Held-to-Maturity Investment Securities                             (30,014)     (12,298)
   Proceeds from Maturities of Available-for-Sale Investment Securities             92,815       62,010
   Proceeds from Sales of Available-for-Sale Investment Securities                   7,922        8,781
   Purchases of Available-for-Sale Investment Securities                           (71,121)     (89,995)
   Net Increase in Loans                                                           (14,144)      (4,702)
   Proceeds from Sale of Loans                                                         294          --
   Purchase of Premises and Equipment, Net of Disposals                               (628)        (126)
   Proceeds from Sale of Other Real Estate                                              58           47
                                                                                 ---------   ----------
     Net Cash Used in Investing Activities                                          (2,737)     (19,791)
                                                                                 ---------   ----------
Cash Flows from Financing Activities:
   Net (Decrease) Increase in Demand Deposits, Savings, NOW,
     Money Market and Other Time Deposits                                           (9,527)      18,010
   Net Increase in Certificates of Deposit                                           7,020       15,800
   Net Decrease in Short-Term Borrowings                                           (10,901)      (1,460)
   Increase in Long-Term Borrowings                                                 15,000         --
   Repayment of Long-Term Borrowings                                                (1,865)     (10,734)
   Decrease in Dividends Payable                                                        --         (209)
   Purchase of Treasury Stock                                                           --         (492)
   Cash Dividends Declared                                                          (2,130)      (2,036)
                                                                                 ---------   ----------
     Net Cash (Used) Provided by Financing Activities                               (2,403)      18,879
                                                                                 ---------   ----------
      Net (Decrease) Increase in Cash and Cash Equivalents                          (1,654)       1,892
Cash and Cash Equivalents at Beginning of Year                                      19,890       47,064
                                                                                 ---------   ----------
   Cash and Cash Equivalents at End of Period                                    $  18,236   $   48,956
                                                                                 =========   ==========

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited), continued



Supplemental Disclosures of Cash Flow Information:
        Cash Paid during Period for:
          Interest                                         $  6,271       $  7,591
          Income Taxes                                     $  2,874       $  3,673
        Non Cash Investing Activities:
          Unrealized Loss on Securities                    $ (4,530)      $   (972)
          Transfer of Loans to Other Real Estate           $     59       $     58

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of The Wilber Corporation (the "Company"), its wholly owned subsidiary Wilber National Bank (the "Bank") and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2003 was derived from the Company's 2003 Annual Report on Form 10-K. The Annual Report of Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2003 and 2002, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of stockholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2003. That data, along with the interim unaudited financial information presented in the consolidated statements of condition as of June 30, 2004; and the statements of income for the three months and six months ended June 30, 2004 and June 30, 2003, and the statements of changes in stockholders' equity and comprehensive income for the six months ended June 30, 2004 and 2003 should be read in conjunction with the 2003 consolidated financial statements, including the notes thereto.

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

Note 3.  Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The estimated fair value of the Company's stand-by letters of credit was $50 thousand and $43 thousand at June 30, 2004 and December 31, 2003, respectively.

Note 4.  Employee Benefit Plans

The Company, through its bank subsidiary, has a non-contributory defined benefit pension plan, covering employees who have attained the age of 21 and have completed one year of service. The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee's average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30 measurement date, are:

                                                       Three Months Ended           Six Months Ended
                                                           June 30,                     June 30,
dollars in thousands                                   2004          2003           2004         2003
--------------------                                 -------        -------        -------     ------
              Service Cost                           $  162         $  135         $  323      $  271
              Interest Cost                             210            196            420         393
              Expected Return on Plan Assets           (286)          (237)          (571)       (475)
              Net Amortization                           50             42            100          83
                                                     ------         ------        -------      ------
                                                     $  136         $  136         $  272      $  272
                                                     ======         ======        =======      ======

Note 5.  Long-Term Borrowings

During the six month period ended June 30, 2004, the Company, through its bank subsidiary, secured $15,000,000 of long-term borrowings from the Federal Home Loan Bank of New York ("FHLBNY"). All of the long-term borrowings secured by the Company during the period were collateralized by mortgage-backed securities or other government agency securities. The following is a summary of the long- term borrowings and the related outstanding balances as of June 30, 2004:

                                                                    June 30,
dollars in thousands                                                 2004
--------------------                                               --------
Bearing Interest at 1.30%, due March 24, 2005                      $  3,000
Bearing Interest at 1.81%, due March 24, 2006                         3,000
Bearing Interest at 2.43%, due March 9, 2007                          3,500
Bearing Interest at 2.35%, due March 26, 2007                         2,000
Bearing Interest at 3.12%, due March 9, 2011                          3,425
                                                                   --------
                                                                   $ 14,925

Note 6.  Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented.

                                                                               Three Months Ended       Six Months Ended
                                                                                    June 30,                 June 30,
dollars in thousands                                                            2004         2003       2004       2003
--------------------                                                         ---------     ------      --------   -------
Unrealized Holding (Losses) Gains Arising During the Period Net of Tax
    (Pre-tax Amount of ($6,516), $536, ($3,879) and ($253))                  $ (3,979)     $  325      $ (2,367)  $  (131)

Reclassification Adjustment for Losses (Gains) Realized in Net Income
  During the Period, Net of Tax (Pre-tax Amount of $27, ($297),
    ($651) and ($719))                                                             16        (180)         (398)     (439)
                                                                             --------      ------      ---------  -------
Other Comprehensive (Loss) Income, Net of Tax of ($2,528), $93,
    ($1,765) and ($401)                                                      $ (3,963)     $  145      $ (2,765)  $  (570)
                                                                             ========      ======      =========  =======

ITEM 2: Management's Discussion and Analysis of Financial Condition and
------
        Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at June 30, 2004, as compared to December 31, 2003; (ii) a comparison of our results of operations for the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003; and (iii) a comparison on our results of operations for the six month period ended June 30, 2004, as compared to the six month period ended June 30, 2004.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest income earned on our loans and investment securities less the interest paid on our deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase in the cash surrender value on bank owned life insurance, other service fees and other income. Our non-interest expenses primarily consist of employee salaries and benefits, occupancy and equipment expense, advertising and marketing expense, computer service fees, professional fees and other expenses. Results of operations are also influenced by general economic and competitive conditions (particularly changes in interest rates), government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

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


B. Financial Condition and Performance Overview

The financial condition of the Company did not change significantly during the first six months of 2004. Total assets and stockholders' equity decreased slightly and some of our asset quality measures improved. Our net income, however, decreased by 11.8% or $553 thousand from $4.688 million for the six month period ended June 30, 2003 to $4.135 million for the six month period ended June 30, 2004. The decrease in net income is primarily the result of a sharp decline in investment securities yields. Throughout the first six months of 2004 residential mortgage interest rates remained low, which provided incentive for many homeowners throughout the United States to refinance their existing mortgage. The high level of mortgage refinancing activity resulted in an acceleration of principal payments on the mortgage-backed securities held by us, particularly on several collateralized mortgage obligations that we held at a "premium," i.e., those securities in which our amortized cost exceeded the par value of the security. The embedded option or pre-payment risk associated with these investment securities and the prevailing market conditions throughout the first six months of 2004 required us to record amortization of premiums, net of accretion of discounts on investments of $1.338 million. This expense is recorded as a reduction in our interest income. By comparison, during the six month period ended June 30, 2003, we recorded amortization of premium expense, net of accretion of discounts on investments of $553 thousand, a $785 thousand or 142% increase in the first half of 2004.

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

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated. No tax equivalent adjustments were made. Average balances are daily averages.



                                                                   For the Three Months Ended June 30,
                                               ------------------------------------------------------------------------------
                                                                  2004                               2003
                                               ------------------------------------------  ----------------------------------
                                                    Average         Interest                Average      Interest
                                                  Outstanding       Earned                 Outstanding   Earned        Yield/
                                                    Balance          /Paid     Yield/Rate   Balance       /Paid         Rate
                                               -----------------   --------    ----------  -----------   --------      ------
                                                                               (Dollars in thousands)
Earning Assets:
      Federal funds sold                            $    6,478     $    16     0.99%       $    15,573    $     48      1.24%
      Interest bearing deposits                          7,498         126     6.76%            14,658         247      6.76%
      Securities (1)                                   311,769       2,726     3.52%           293,547       3,271      4.47%
      Loans, Net (2)                                   364,145       6,022     6.65%           356,949       6,217      6.99%
                                                    ----------     -------                  ----------    --------
         Total earning assets                          689,890       8,890     5.18%           680,727       9,783      5.76%

      Non-earning assets                                46,065                                  43,344
                                                    ----------                              ----------
         Total assets                               $  735,955                              $  724,071
                                                    ==========                              ==========
Liabilities:
      Savings accounts                              $   95,114     $   139     0.59%        $   87,959   $    196      0.89%
      Money market accounts                             26,931          53     0.79%            29,699         76      1.03%
      NOW accounts                                     125,144         244     0.78%           120,675        341      1.13%
      Time accounts                                    277,120       1,860     2.70%           284,516      2,136      3.01%
      Borrowings                                        80,469         801     4.00%            73,926        860      4.67%
                                                    ----------     -------                  ----------   --------
         Total interest bearing liabilities            604,778       3,097     2.06%           596,775      3,609      2.43%

      Non-interest bearing deposits                     60,106                                  54,959
      Other non-interest bearing liabilities             6,508                                   7,887
                                                    ----------                              ----------
      Total liabilities                                671,392                                 659,621
      Stockholders' equity                              64,563                                  64,450
                                                    ----------                              ----------
         Total liabilities and shareholder equity   $  735,955                              $  724,071
                                                    ==========                              ==========

       Net interest income                                         $ 5,793                               $ 6,174
                                                                   =======                               =======


      Net interest rate spread (3)                                             3.12%                                   3.33%
                                                                               ====                                    ====

       Net earning assets                             $ 85,112                              $  83,952
                                                      ========                              =========


      Net interest margin (4)                                                  3.38%                                   3.64%
                                                                               ====                                    ====

      Ratio of earning assets to interest bearing     114.07%                                  114.07%
      liabilities                                     =========                             ==========


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

                                                                              For the Six Months Ended June 30,
                                                      ------------------------------------------------------------------------
                                                                          2004                               2003
                                                      ------------------------------------  ----------------------------------
                                                         Average                               Average
                                                       Outstanding   Interest     Yield /   Outstanding    Interest    Yield /
                                                         Balance    Earned /Paid   Rate        Balance    Earned/Paid   Rate
                                                      ------------- ----------- ----------  ------------ ------------- -------
                                                                                (Dollars in thousands)
Earning Assets:
    Federal funds sold                                   $   6,865     $   34      1.00%    $    19,103   $     117     1.24%
    Interest bearing deposits                                7,509        252      6.75%         15,565         498     6.45%
    Securities (1)                                         308,507      5,737      3.74%        287,819       6,661     4.67%
    Loans, Net (2)                                         361,331     11,961      6.66%        356,060      12,531     7.10%
                                                         ---------    -------               -----------   ---------
                       Total earning assets                684,212     17,984      5.29%        678,547      19,807     5.89%




   Non-earning assets                                       46,257                               43,855
                                                        ----------                          -----------
                           Total assets                 $  730,469                          $   722,402
                                                        ==========                          ===========
Liabilities:
  Savings accounts                                      $   94,114   $    312       0.67%   $    86,878    $    444      1.03%
  Money market accounts                                     28,975        116       0.81%        30,430         162      1.07%
  NOW accounts                                             124,958        519       0.84%       119,356         754      1.27%
  Time accounts                                            273,127      3,693       2.72%       280,669       4,265      3.06%
  Borrowings                                                77,708      1,566       4.05%        77,902       1,781      4.61%
                                                        ----------   --------               -----------    --------
             Total interest bearing liabilities            598,882      6,206       2.08%       595,235       7,406      2.51%

  Non-interest bearing deposits                             58,863                               54,187
  Other non-interest bearing liabilities                     7,630                                8,906
                                                         ---------                          -----------
  Total liabilities                                        665,375                              658,328
  Stockholders' equity                                      65,094                               64,074
                                                         ---------                          -----------
           Total liabilities and shareholder equity      $ 730,469                          $   722,402
                                                         =========                          ===========
  Net interest income                                               $ 11,778                              $  12,401
                                                                    ========                              =========
  Net interest rate spread (3)                                                     3.21%                                3.38%
                                                                                   ====                                =========
  Net earning assets                                     $ 85,330                           $    83,312
                                                         ========                           ===========
  Net interest margin (4)                                                          3.46%                                3.69%
                                                                                   =====                              =========
  Ratio of earning assets to interest bearing
   liabilities                                             114.25%                              114.00%
                                                         ========                           ==========


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

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

                                                       At June 30,          At December 31,
      Dollars in Thousands                                2004                  2003
                                                       -----------          ---------------
Loans in Non-Accrual Status:
  Agricultural                                           $     --            $   1,425
   Residential real estate (1)                                 63                  257
   Commercial real estate                                     931                1,199
   Commercial                                                 362                  275
   Consumer                                                     5                    8
                                                         --------            ---------
       Total non-accruing loans                             1,361                3,164
Loans Contractually Past Due 90 Days
or More and Still Accruing Interest                            73                  123
Troubled Debt Restructured Loans                              363                  371
                                                         --------            ---------
      Total non-performing loans                            1,797                3,658
Other real estate owned                                        --                   20
                                                         --------            ---------
Total non-performing assets                              $  1,797            $   3,678
                                                         ========            =========
Total non-performing assets as a
percentage of total assets                                   0.25%                0.50%
                                                         ========            =========
Total non-performing loans as a
percentage of total loans                                   0.48%                 1.01%
                                                         =======             =========


(1) Includes home equity loans.

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

                                                             Three months ended            Six months ended
                                                              June 30,                         June 30,
                                                    ------------------------------      -----------------
                                                       2004             2003              2004       2003
                                                    --------      ----------------      --------  -------
                                                                          (Dollars in thousands)
Balance at beginning of period                       $ 5,893        $ 5,603             $  5,757   $ 5,392

Charge offs:
Agricultural                                              --             36                   --       147
Residential real estate                                   --             60                  113        67
Commercial real estate                                    --             --                   43        --
Commercial                                                --             --                   48        --
Consumer                                                 117            203                  237       398
                                                     -------        -------             --------   -------
   Total charge offs                                     117            299                  441       612
                                                     -------        -------             --------   -------
Recoveries:
Agricultural                                              --             --                   --        --
Residential real estate                                    5              1                   19         1
Commercial real estate                                    --             --                   --        --
Commercial                                                 6             --                   26        68
Consumer                                                  26             46                   92        82
                                                     -------        -------             --------   -------
   Total recoveries                                       37             47                  137       151
                                                     --------       -------             --------   --------

Net charge-offs                                            80           252                  304       461
Provision for loan losses                                 300           435                  660       855
                                                     --------       -------             --------   --------

Balance at end of period                             $  6,113       $ 5,786             $  6,113   $ 5,786
                                                     ========       =======             ========  ========
Ratio of net charge-offs during the period
 to average  loans outstanding during the
 period (annualized)                                     0.09%         0.28%               0.17%     0.26%
                                                     ========       =======            =========  =======
Allowance for loan losses to total loans                 1.63%         1.60%               1.63%     1.60%
                                                     ========       =======            =========  =======
Allowance for loan losses to non-performing loans         340%          123%                340%      123%
                                                     ========       =======            ========   =======

C. Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Overview. The financial condition of the Company did not change significantly between December 31, 2003 and June 30, 2004. Total assets decreased by less than 1% from $729.0 million at December 31, 2003 to $726.2 million at June 30, 2004. A decrease in our investment securities portfolio, including trading, available-for-sale, and held-to-maturity investment securities, was offset by an increase in total loans outstanding. Total loans outstanding increased by $13.5 million or 3.7% between the periods, while total investment securities, decreased by $16.6 million or 5.2%. During the period we borrowed $15.0 million from the FHLBNY to purchase an equivalent amount of available-for-sale investment securities in a wholesale leverage transaction. The increase in the available-for-sale investment securities portfolio related to this wholesale leverage transaction was offset by very large maturities on both our available- for-sale and held-to-maturity investment securities portfolio. Due to very high principal prepayments on our mortgage-backed securities, we received principal payments on our investment securities portfolios totaling $104.9 million during the first half of 2004. The remaining net increases and decreases in assets and liabilities provided in the Consolidated Statements of Condition in PART I, Item 1 of this quarterly financial report occurred in the normal course of our business and were not due to any unusually large or non- routine transactions such as an asset or branch purchase or sale.

Total stockholders' equity decreased by $760 thousand or 1.2% during the six month period ended June 30, 2004. Due to an increase in interest rates between the periods accumulated other comprehensive income decreased by $2.765 million between the periods from a gain of $1.272 million at December 31, 2003 to a loss of $1.493 million at June 30, 2004. Our retained earnings increased by $2.005 million during the period. During the period we earned $4.135 million and paid dividends to our common stockholders totaling $2.130 million.

Asset Quality. We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans (those 30 or more days delinquent, excluding loans placed on non-accrual status), the level of non-performing loans, the level of potential problem loans and the dollar amount and type of loan charge-offs we experience. Between December 31, 2003 and June 30, 2004 the credit quality of our asset portfolios improved. The level of delinquent loans, non-performing loans, and the dollar amount of loan charge-offs all decreased. Potential problem loans increased only slightly between the periods.

At June 30, 2004 loans that were 30 or more days delinquent (excluding loans placed on non-accrual status) totaled $1.407 million or 0.38% of loans outstanding. By comparison at December 31, 2003 we had $2.752 million or 0.76% of loans outstanding in this same category, a net decrease of $1.345 million between the periods. The reduction in delinquent loans is primarily due to the removal of one large commercial real estate loan totaling $1.775 million which became 30 days delinquent on March 31, 2004 and was subsequently brought to current status by the borrower.

Total non-performing assets, including non-accruing loans, loans 90 days or more past due and still accruing interest, troubled debt restructured loans and other real estate owned were $1.797 million at June 30, 2004, as compared to $3.678 million at December 31, 2003, a $1.881 million decrease. The reduction in total non-performing assets was primarily due to the transfer of one agricultural loan totaling $1.425 million from non-accrual status to accrual status during the quarter ended June 30, 2004.

Potential problem loans, which are those that are currently performing, but where we believe potential credit problems exist, were $8.475 million or 2.26% of total loans at June 30, 2004, as compared to $7.846 million or 2.17% of total loans at December 31, 2003.

The allowance for loan losses increased from $5.757 million or 1.60% of total loans outstanding at December 31, 2003 to $6.113 or 1.63% of total loans outstanding at June 30, 2004. Our management and Board of Directors deemed the allowance for loan losses as adequate at June 30, 2004.

The credit quality of the investment securities portfolios, both available-for- sale and held-to-maturity, remained strong during the quarter. At June 30, 2004, 99.7% of the securities held in the Company's bond portfolio were rated "A" or better by Moody's or Standard and Poor's credit rating services; 92.4% were rated AAA. At December 31, 2003, 98.5% were rated "A" or better and 89.8% were rated AAA by these same services.

D. Comparison of the Results of Operations for the Three Months Ended June 30, 2003 and 2004

Overview. Net income decreased by $442 thousand or 19.3%, from $2.293 million for the three month period ended June 30, 2003 to $1.851 million for the three month period ended June 30, 2004. The primary reasons net income decreased in the second quarter of 2004, as compared to the second quarter of 2003 was due to a decline in net interest income and investment securities gains (losses). During the three month period ended June 30, 2004, net interest income was $5.793 million. This compares to $6.174 million for the three month period ended June 30, 2003, a $381 thousand or 6.2% decrease. During the second quarter of 2004, we experienced very rapid prepayments on our mortgage-backed securities investment portfolio due to low interest rates. This made it necessary for us to record an increased level of amortization expense of premium, net of accretion of discounts on investments, thereby reducing interest income. During the second quarter of 2004 we recorded $795 thousand of amortization expense of premiums, net of accretion of discounts on investments. By comparison during the second quarter of 2003, we recorded only $360 thousand of this expense, an increase of $435 thousand. In addition, during the second quarter net income decreased as a result of a decrease in investment securities gains (losses). During the second quarter of 2004, $551 thousand of investment securities were sold / called netting a $27 thousand loss. By comparison, during the second quarter of 2003, we sold $3.152 million of available-for-sale investment securities totaling a $297 thousand gain.

The decrease in net income caused earnings per share to decrease by $0.04, from $0.21 for the three month period ended June 30, 2003 to $0.17 for the three month period ended June 30, 2004. Similarly, the return on average assets and return on average stockholders' equity decreased from 1.27% and 14.27%, respectively, in the three month period ended June 30, 2003 to 1.01% and 11.53%, respectively, for the three month period ended June 30, 2004.

Net Interest Income. Net interest income is our most significant source of revenue. During the three month period ended June 30, 2004 and the three month period ended June 30, 2003, net interest income comprised 84% and 80%, respectively, of our total revenues. In the three month period ended June 30 2004, our net interest income was $5.793 million. By comparison, our net interest income for the three month period ended June 30, 2003 was $6.174 million. The decrease in net interest income between the periods, totaling $381 thousand or 6.2%, was due to several factors, the most significant of which was an increase in our amortization expense of premiums, net of accretion of discounts on investments of $435 thousand.

Throughout the third and fourth quarters of 2003 and the first and second quarters of 2004 maturing and adjustable-rate loans and investment securities were renewed and replaced by new loans and investments at lower rates of interest. Lower reinvestment rates coupled with the rapid amortization of our investment securities premiums resulted in a decrease in both interest income and earning assets yields. Interest income for the three month period ended June 30, 2004 was $8.890 million versus $9.783 million for the three month period ended June 30, 2003, a $893 thousand or 9.1% decrease. Similarly, during the three month period ended June 30, 2004 earning asset yields were 5.18%, as compared to 5.76% for the three month period ended June 30, 2003.

To minimize the negative impact to net interest income associated with reduced earning asset yields, we lowered deposit rates and borrowing costs during the second half of 2003 and first half of 2004. This reduced the total cost of interest bearing liabilities from 2.43% to 2.06%. We found it increasingly difficult between the periods to further reduce deposit and borrowing costs because many of our non-maturity interest bearing deposits were already near an interest rate floor of 0%. The net impact of our interest rate reductions on deposits and borrowings reduced the cost of our interest bearing liabilities by $512 thousand between the comparable periods.

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

                                                For the Three Months Ended              For The Six Months Ended
                                                        June 30,                                June 30,

                                       ---------------------------------------    ------------------------------------
                                                     2004 vs. 2003                            2004 vs. 2003
                                       ---------------------------------------    ------------------------------------
                                           Rate         Volume       Total            Rate      Volume        Total
                                       ---------       -------     -----------    ---------     ------     -----------
                                                                       (In thousands)
Earning assets:
   Federal Funds Sold                  $    (11)       $  (21)     $  (32)        $    (23)     $ (60)     $    (83)
   Interest Bearing Deposits                  1          (122)       (121)              23       (269)         (246)
  Securities                               (705)          160        (545)          (1,309)       385          (924)
  Loans                                    (314)          119        (195)            (745)       175          (570)
                                       -----------     ------     -------         ----------    -----      --------
      Total earning assets               (1,029)          136        (893)          (2,054)       231        (1,823)
                                       -----------     ------     -------         ----------    -----      --------

Interest bearing liabilities:
   Savings accounts                          67           (10)         57              156        (24)          132
   Money market accounts                     18             5          23               40          6            46
   NOW accounts                             106            (9)         97              259        (24)          235
   Time accounts                            224            52         276              470        102           572
   Borrowings                               119           (60)         59              211          4           215
                                       -----------     ------     -------         ----------    -----      --------
  Total interest bearing liabilities        534           (22)        512            1,136         64         1,200
                                       -----------     ------     -------         ----------    -----      --------

Change in net interest income          $   (495)       $  114     $  (381)        $   (918)     $ 295      $   (623)
                                       -----------     ------     -------         ----------    -----      --------

Net interest income was $381 thousand less in the three month period ended June 30, 2004 than in the three month period ended June 30, 2003. Increases in both the volume of earning assets and volume of interest bearing liabilities resulted in a net increase in net interest income between the periods of $114 thousand. The net improvement in net interest income due to changes in volume was offset by a $495 thousand decrease in net interest income due to changes in interest rates. Interest income on earning assets decreased by $893 thousand primarily due to lower yields on earning assets between the periods, $435 thousand of which was caused by the rapid prepayment and associated increase in amortization of premiums, net of accretion of discounts on investments; specifically on our mortgage-backed investment securities. This decrease in interest income was offset by a $512 thousand decrease in interest bearing liability costs primarily due to lower rates of interest paid on deposits and borrowed funds.

Provision for Loan Losses. We recorded a provision for loan losses of $300 thousand for the three month period ended June 30, 2004, as compared to $435 thousand for the three month period ended June 30, 2003, a $135 thousand decrease. The provision for loan losses decreased in the second quarter of 2004, as compared to the second quarter of 2003 due to an improvement in several asset quality measures between periods, including net charge-offs, non- performing loans and delinquent loans. Specifically, during the three month period ended June 30, 2004, we recorded net loan charge-offs of $80 thousand. This compares to $252 thousand during the three month period ended June 30, 2003, a decrease of $172 thousand. At June 30, 2004, total non-performing loans totaled $1.797 million, as compared to $4.688 million at June 30, 2003, a $2.891 million improvement. At June 30, 2004 loans that were 30 to 89 days delinquent totaled $1.335 million or 0.35% of loans outstanding. By comparison at June 30, 2003 we had $3.921 million or 1.08% of loans outstanding 30 to 89 days past due, a net decrease of $2.586 million between the periods. Potential problem loans are those that are currently performing, but where we believe potential credit problems exist, were relatively the same at each period end. At June 30, 2004, potential problem loans were $8.475 million or 2.26% of total loans outstanding, as compared to $8.194 million or 2.27% of total loans outstanding at June 30, 2003.

Non-Interest Income. Non-interest income decreased from $1.523 million in the three month period ended June 30, 2004 to $1.072 million in the three month period ended June 30, 2004, a $451 thousand or 29.6% decrease. The primary reason other income decreased between periods was a reduction in net investment securities gains (losses). During the second quarter of 2003, we netted gains on the sale of available-for-sale investment securities and called securities of $297 thousand, as compared to a $27 thousand loss in the second quarter of 2004, a $324 thousand decrease between comparable periods.

Other income also decreased $116 thousand between the periods. Other income was $199 thousand in the three month period ended June 30, 2003, as compared to $83 thousand in the three month period ended June 30, 2004. This decrease was primarily due to the poor performance of the investments held in the Company's trading securities portfolio. During the second quarter of 2003 we recorded $125 thousand of other income on the Company's trading securities, as compared to $9 thousand in the second quarter of 2004 a $116 thousand decrease. Under our executive deferred compensation plan, certain executive officers may defer a portion of their salary or bonus for distribution at retirement. Participants can elect to contribute their deferred amounts either to a "funded" investment account managed by the plan's Trustee or a "phantom stock" investment. "Funded" deferred compensation accounts are recorded as trading securities. Gains and losses associated with "funded" deferred compensation accounts are recorded through other income and other expense. Under the phantom stock component of the plan, the deferred amounts are indexed to the price and dividend performance of our Company's common stock. We record increases and / or decreases to the deferred amounts invested in phantom stock through salaries expense.

In addition, income related to the Company's bank owned life insurance decreased $56 thousand on a comparable period basis due to a reduction in the net crediting rates on insurance policies owned by the Bank. Between the periods, the yields on the asset portfolios of the policy issuers (insurance carriers) were reduced due to lower interest rates forcing a reduction in crediting rates on our policies.

Non-Interest Expense. Non-interest expense increased from $4.080 million for the quarter ended June 30, 2003 to $4.113 million for the quarter ended June 30, 2004, a $33 thousand or 0.8% increase. Increases in salaries and employee benefits expenses, occupancy expense, computer service fees, advertising and marketing and professional fees were largely offset by a reduction in other expenses.

Salaries and employee benefits expenses increased $106 thousand or 4.3%, from $2.488 million in the second quarter 2003 to $2.594 million in the second quarter of 2004 due to increased health insurance costs, annual increases in existing employees salaries and expansionary activities including the opening of a full-service branch in Johnson City, New York (Broome County) and a loan production office in Kingston, New York (Ulster County). The increase in salaries and benefit expense was reduced by a $95 thousand swing in executive deferred compensation expenses. During the second quarter of 2003, the price of the Company's stock increased resulting in a $24 thousand expense on the phantom stock component of the executive deferred compensation plan. During the second quarter of 2004, the price of the Company's stock decreased resulting in a $71 thousand benefit in salaries and benefits expense, netting a $95 thousand expense savings in the comparative quarters.

Computer service fees increased $53 thousand, from $71 thousand in the three month period ended June 30, 2003 to $124 thousand in the three month period ended June 30, 2004. Increased system operation, system recovery and information security demands on our information technology systems, as well as the implementation of new customer delivery systems resulted in an increase in our computer service fees.

Other expenses decreased from $834 thousand in the three month period ended June 30, 2003 to $655 thousand in the three month period ended June 30, 2004, a $179 thousand or 21.5% decrease. The primary reasons other expenses decreased between the periods, were because we recorded (i) a $116 thousand
decrease in expense related to the  "funded"   component of our executive
deferred compensation plan, (ii) a $45 thousand reduction in collection and non-filing expense due to a decrease in delinquent loans, and (iii) a $31 thousand reduction in telephone expenses related to reduced long distance rates. These improvements were partially offset by a $24 thousand increase in printing, mailing and transfer agent expenses related to the Company's stock listing on the American Stock Exchange.

Income Taxes. Income tax expense decreased from $889 thousand during the three month period ended June 30, 2003 to $601 thousand during the three month period ended June 30, 2004. The decrease in income tax expense was due to an increase in tax-exempt income from state and municipal investment securities and a general decrease in taxable income. Our effective tax rate decreased significantly between periods, from 27.9% in the three month period ended June 30, 2003 to 24.5% in the three month period ended June 30, 2004. The decrease in the effective tax rate was due to a higher percentage of our pre-tax earnings being generated from tax-exempt sources.

E. Comparison of the Results of Operations for the Six Months Ended June 30, 2003 and 2004

Overview. Net income decreased by $553 thousand or 11.8%, from $4.688 million for the six month period ended June 30, 2003 to $4.135 million for the six month period ended June 30, 2004. The primary reasons net income decreased over the comparable periods were due to a decline in net interest income and an increase in non interest expenses. During the six month period ended June 30, 2004, net interest income was $11.778 million. This compares to $12.401 million for the six month period ended June 30, 2003, a $623 thousand or 5.0% decrease. During the first half of 2004, we experienced very rapid prepayments on our mortgage-backed securities investment portfolio as homeowners refinanced debt to take advantage of lower interest rates. This made it necessary for us to increase our amortization of premiums, net of accretion of discounts on investments, thereby reducing interest income. During the first half of 2004 we recorded $1.338 million of amortization of premium, net of accretion on discounts on investments related to investment securities premiums. By comparison during the first half of 2003, we recorded only $553 thousand of this same expense, an increase of $785 thousand. In addition, employee benefits, computer service fees and professional fees were significantly greater in the six months ended June 30, 2004 than in the six months ended June 30, 2003. As a result, non interest expenses increased by $336 thousand or 4.2% between comparable periods.

The decrease in net income caused earnings per share to decrease by $0.05, from $0.42 for the six month period ended June 30, 2003 to $0.37 for the six month period ended June 30, 2004. Similarly, the return on average assets and return on average stockholders' equity decreased from 1.31% and 14.75%, respectively, in the six month period ended June 30, 2003 to 1.14% and 12.77%, respectively, for the six month period ended June 30, 2004.

Net Interest Income. Net interest income is our most significant source of revenue. During the six month periods ended June 30, 2004 and June 30, 2003, net interest income comprised 80% of our total revenues. In the six month period ended June 30 2004, our net interest income was $11.778 million. By comparison, our net interest income for the six month period ended June
30, 2003 was $12.401 million. The decrease in net interest income between the periods, totaling $623 thousand or 5.0%, was due to several factors the most significant of which was an increase in our amortization of premiums, net of accretion of discounts on investments of $785 thousand.

Throughout the third and fourth quarters of 2003 and the first and second quarters of 2004 maturing and adjustable-rate loans and investment securities were renewed and replaced by new loans and investments at lower rates of interest. Lower reinvestment rates coupled with the rapid amortization of our investment securities purchase price premiums resulted in a decrease in both interest income and earning assets yields. During the six month period ended June 30, 2004 earning asset yields were 5.29%, as compared to 5.89% for the six month period ended June 30, 2003.

To minimize the negative impact to net interest income associated with reduced earning asset yields, we lowered our deposit rates and borrowing costs during the second half of 2003 and first half of 2004. This reduced the total average cost of interest bearing liabilities from 2.51% to 2.08%. We reduced our total cost of interest bearing liabilities only 43 basis points because it became increasingly difficult between the periods to reduce deposit and borrowing costs further. Many of our non-maturity interest bearing deposits were near an interest rate floor of 0% at the beginning of 2004, due to interest rate reductions made during 2003. The net impact of our interest rate reductions on deposits and borrowings reduced the cost of our interest bearing liabilities by $1.200 million between the comparable periods.

Rate and Volume Analysis: The purpose of a rate and volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income was $623 thousand less in six month period ended June 30, 2004 than in the six month period ended June 30, 2003. Increases in both the volume of earning assets and volume of interest bearing liabilities resulted in a net increase in net interest income between the periods of $295 thousand. The net improvement in net interest income due to changes in volume was offset by a $918 thousand decrease in net interest income due to changes in interest rates. Interest income on earning assets decreased by $1.823 million primarily due to lower yields on earning assets between the periods, $785 thousand of which was caused by the rapid prepayment and associated increase in amortization of premiums, net of accretion of discounts on our mortgage-backed investment securities. This decrease in interest income was offset by a $1.200 million decrease in interest bearing liability costs primarily due to lower rates of interest paid on deposits and borrowed funds.

Provision for Loan Losses. We recorded a provision for loan losses of $660 thousand for the six month period ended June 30, 2004, as compared to $855 thousand for the six month period ended June 30, 2003, a $195 thousand or 22.8% decrease. The provision for loan losses decreased in the first six months of 2004, as compared to the first six months of 2003 due to an improvement in several asset quality measures between periods. Specifically, during the six month period ended June 30, 2004, we recorded net loan charge-offs of $304 thousand. This compares to $461 thousand during the six month period ended June 30, 2003, a decrease of $157 thousand or 34.1%. At June 30, 2004, total non-performing loans totaled $1.797 million, as compared to $4.688 million at June 30, 2003, a $2.891 million improvement. At June 30, 2004, loans that were 30 or more days delinquent (excluding loans placed on non-accrual status) totaled $1.407 million or 0.38% of loans outstanding. By comparison at June 30, 2003 we had $4.256 million or 1.17% of loans outstanding 30 or more days past due (excluding loans placed on non-accrual status), a net decrease of $2.849 million between the periods. Potential problem loans are loans that are currently performing, but where we believe potential credit problems exist, were relatively the same at each period end. At June 30, 2004, potential problem loans were $8.475 million or 2.26% of total loans outstanding, as compared to $8.194 million or 2.27% of total loans outstanding at June 30, 2003.

Non-Interest Income. Non-interest income decreased $224 thousand or 7.2% on a comparable period basis, from $3.110 million in the six month period ended June 30, 2003 to $2.886 million in the six month period ended June 30, 2004. The primary reasons other income decreased between periods was a reduction in other income, a reduction in net realized gains on investment securities, a reduction in bank owned life insurance income and a reduction in other service fees. Between the periods other income declined $79 thousand; investment securities gains on the sale of available-for-sale investment securities declined $68 thousand; income on bank owned life insurance declined $56 thousand; and other service fees declined $43 thousand.

Other income was $261 thousand in the six month period ended June 30, 2003, as compared to $182 thousand in the six month period ended June 30, 2004. This decrease was primarily due to the poor performance of the investments held in the Company's trading securities portfolio and a decrease in title insurance agency income. During the first six months of 2003 we recorded $102 of other income on the Company's trading securities, as compared to $52 thousand in the first six months of 2004, a $50 thousand decrease. Under our executive deferred compensation plan, certain executive officers may defer a portion of their salary or bonus for distribution at retirement. Participants can elect to contribute their deferred amounts either to a "funded" investment account managed by the plan's Trustee or a "phantom stock" investment. "Funded" deferred compensation accounts are recorded as trading securities. Gains and losses associated with "funded" deferred compensation accounts are recorded through other income and other expense.

We own a small portion of a title insurance agency, New York Bankers Title Agency East, LLC. During the six month period ended June 30, 2003, we recorded $40 thousand of income related to our investment in this title agency, as compared to $11 thousand during the first six months of 2004, a decrease of $29 thousand. Between the periods, we reduced our ownership of the agency. In addition, the gross fees generated by the business activities of the title agency are less in the first half of 2004, as compared to the first half of 2003.

During the first six months of 2003, we netted realized gains on the sale or call of investment securities of $719 thousand. By comparison, during the first six months of 2004, we netted $651 thousand of realized gains on the sale or call of investment securities, a $68 thousand decrease.

In addition, income related to the Company's bank owned life insurance decreased $56 thousand between the six month periods due to a reduction in the net crediting rates on insurance policies owned by the Bank due to lower interest rates.

Other service fees decreased by $43 thousand between the six month periods. Most of this decrease was due to a significant reduction in merchant credit card processing fees. We closed our largest merchant credit card processing account during the third quarter of 2003.

Non-Interest Expense. Non-interest expense increased to $8.426 million for the six month period ended June 30, 2004, as compared to $8.090 for the six month period ended June 30, 2003. Increases in salaries and employee benefits expenses, occupancy expense, computer service fees, and professional fees were the primary reasons non-interest expense increased.

Salaries and employee benefits expenses increased $125 thousand or 2.5%, from $5.097 million in the six month period ended June 30, 2003 to $5.222 million in the six month period ended June 30, 2004 due to increased health insurance costs, annual increases in existing employees salaries and expansionary activities. During the first quarter of 2004, we opened a full-service branch in Johnson City, New York (Broome County) and a loan production office in Kingston, New York (Ulster County). The increase in salaries and benefit expense was partially offset by a $79 thousand swing in executive deferred compensation expenses. Under the phantom stock component of our executive deferred compensation plan, the deferred amounts are indexed to the price and dividend performance of our Company's common stock. Increases and/or decreases to the deferred amounts invested in phantom stock are recorded through salaries expense. During the first six months of 2003, the price of the Company's stock increased resulting in a $37 thousand expense on the phantom stock component of the executive deferred compensation plan. During the second quarter of 2004, the price of the Company's stock decreased resulting in a $42 thousand reduction in salaries and benefits expense, netting a $79 thousand expense savings in the comparative periods.

Occupancy expenses increased from $716 thousand in the six month period ended June 30, 2003 to $752 thousand in the six month period ended June 30, 2004, a $36 thousand increase. Additional rents related to our expansion activities, as well as general increases in taxes, utilities, insurance and building repairs account for the increase in occupancy expense.

Computer service fees increased $56 thousand, from $148 thousand in the six month period ended June 30, 2003 to $204 thousand in the six month period ended June 30, 2004. Increased system operation, system recovery and information security demands on our information technology systems, as well as the implementation of new customer delivery systems resulted in an increase in our computer service fees.

Professional fees increased $175 thousand or 143%, from $122 thousand in the six month period ended June 30, 2003 to $297 thousand in the six month period ended June 30, 2004. The increase is primarily due to additional listing, audit, and legal fees related to our registration with the SEC and the listing of our common stock on the American Stock Exchange during the first quarter of 2004.

Other expenses did not vary significantly between the six month period ended June 30, 2004 and the six month period ended June 30, 2003. Decreases in Board of Director fees, collection and non-filing expense, donations, telephone, amortization expense, executive deferred compensation, and deferred reserves for unadvanced credit instruments, were offset by increases
in accounts receivable finance administration expenses,   office supplies,
software amortization, minority interest expense and expenses related to listing our stock on the American Stock Exchange.

Income Taxes. Income tax expense decreased from $1.878 million during the six month period ended June 30, 2003 to $1.443 million during the six month period ended June 30, 2004. The decrease in income tax expense was due to an increase in tax-exempt income and a general decrease in taxable income. Similarly, our effective tax rate decreased between periods, from 28.6% in the six month period ended June 30, 2003 to 25.9% in the six month period ended June 30, 2004. This was due to a higher percentage of our pre-tax earnings being generated from tax-exempt sources.

F. Liquidity

Liquidity describes our ability to meet financial obligations in the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund our current and planned expenditures. We are committed to maintaining a strong liquidity position. Accordingly, we monitor our liquidity position on a daily basis through our daily funds management process. This includes:

o maintaining the appropriate levels of currency throughout our branch system to meet the daily cash needs of our customers,
o balancing our mandated deposit or "reserve" requirements at the Federal Reserve Bank of New York,
o  maintaining adequate cash balances at our correspondent banks, and
o assuring that adequate levels of federal funds sold, liquid assets, and borrowing resources are available to meet obligations including reasonably anticipated daily fluctuations.

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment every 90 days to estimate current and future sources and uses of liquidity. The 90-day sources and uses assessment is reviewed by our Asset and Liability Committee ("ALCO"). The ALCO, based on this assessment and other data, determines our future funding or investment needs and strategies. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

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


The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

             Liquidity Measure                        June 30,         December
                                                        2004           31, 2003
---------------------------------------------       ----------       ----------
Dollars in Thousands

Cash and Cash Equivalents                            $ 18,236          $  19,890
Available for Sale Investment Securities at
Estimated Fair Value less Securities
pledged for State and Municipal Deposits             $ 70,709          $ 106,933
and Borrowings
Total Loan to Total Asset Ratio                         51.56%             49.50%
FHLBNY Remaining Borrowing Capacity                  $ 13,285          $  18,314
Correspondent Bank Lines of Credit                   $ 10,000          $  10,000



Although there was a general decline in our liquidity between June 30, 2004 and December 31, 2003, we maintained sufficient levels of liquidity in both
periods to meet anticipated funding needs.    The substantial majority of the
unencumbered available-for-sale investment securities are highly liquid and could be sold immediately or pledged for borrowing purposes to meet our anticipated or unanticipated loan and other funding requirements.

In addition to the above liquidity measures, at June 30, 2004 and December 31, 2003 we had $14.7 million and $14.4 million, respectively, of cash surrender value in our bank-owned life insurance portfolio. These policies could be terminated and surrendered for cash upon our demand.

Our commitments to extend credit and standby letters of credit increased by $6.6 million or 11.2% between December 31, 2003 to June 30, 2004. At June 30, 2004 commitments to extend credit and standby letters of credit were $65.7 million, as compared to $59.1 million at December 31, 2003. Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly and therefore are not expected to materially impact our liquidity.

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

G. Capital Resources and Dividends

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

At June 30, 2004 stockholders' equity was $63.544 million, $760 thousand or 1.2% below December 31, 2003 stockholders' equity of $64.304 million. The decrease in stockholders' equity was primarily due to a decrease in the market value of our available-for-sale investment securities portfolio as interest rates increased during the period. More specifically, accumulated other comprehensive income was $1.272 million at December 31, 2003, as compared to a $1.493 million loss at June 30, 2004, a decrease of $2.765 million. This decrease was offset by a $2.005 million increase in retained earnings between the periods.

From time to time we have repurchased outstanding common stock from our stockholders under limits prescribed by the Board of Directors. The Board of Directors at all times attempts to maintain regulatory capital ratios at or above "well-capitalized" levels. Throughout the six month period ended June 30, 2004 management was not provided any authority to re-purchase the Company's common shares into Treasury. Hence, no shares of stock were repurchased by the Company during the six month period ended June 30, 2004. Any future stock repurchase activities will be approved by the Company's Board of Directors and will be designed to comply with applicable SEC and American Stock Exchange rules.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of "Tier 1" capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of stockholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company's allowance for loan losses. Similarly, for the Bank to be considered "well capitalized," it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at June 30, 2004 and December 31, 2003. The Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at June 30, 2004 were 12.76% and 14.01%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of June 30, 2004, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was approximately $8.7 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.


ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
------

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

Ultimately, the Company's Board of Directors is responsible for monitoring and managing market and interest rate risk. The Board accomplishes this objective by annually reviewing and approving an Asset and Liability Management Policy, which establishes broad risk limits and delegates responsibility to carry out asset and liability oversight and control to the Directors' Loan and Investment Committee and management's ALCO.

We manage several different forms of interest rate risk. The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities. The second is basis risk. Basis risk is the risk associated with non-correlated changes in different interest rates. For example, we price many of our adjustable rate commercial loans (an asset) using the Prime Rate as a basis, while some of our deposit accounts (a liability) are tied to Treasury security yields. In a given timeframe, the Prime rate might decrease 2% while a particular Treasury security might only decrease 1%. If this were to occur, our yield on Prime based commercial loans would decrease by 2%, while the cost of deposits might only decrease by 1% negatively affecting net interest income and net interest margin. The third risk is option risk. Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial and commercial real estate loans, consumer loans, mortgage backed securities, and callable agency or municipal investment securities. The Bank's customers generally have alternative
financing sources  (or options)   to refinance their existing debt obligations
with other financial institutions. When interest rates decrease, many of these customers exercise this option and refinance at other institutions and prepay their loans with us, which requires us to reinvest the prepaid funds in lower yielding investments and loans. The same type of refinancing activity also accelerates principal payments on mortgage-backed securities held by the Bank. Municipal investment securities and agency securities are issued with specified call dates and call prices and are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

Measuring and managing interest rate risk is a dynamic process that the Bank's management must continually perform to meet the objective of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank's interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of "shocking" the current Balance Sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earnings and the market value of the Bank's equity. The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment / replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, the model assumes it will take 6 months for a 3.00% shift to take place. This is also known as a "ramped" interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning July 1, 2004 and ending June 30, 2005 under ramped shock scenarios.

Interest Rate Sensitivity Table:


 Interest Rates                         Dollars in Thousands
---------------------    --------------------------------------------------------------------
                                                                               Projected
                                            Projected                          Change in Net
                                            Dollar            Projected        Interest Income
                          Projected         Change in         Percentage       As a Percent of
Interest                  Annualized        Net               Change in        Total
Rate Shock      Prime     Net Interest      Interest          Net Interest     Stockholders'
(1)             Rate      Income            Income            Income           Equity

---------       ------    ------------      ---------         ------------     --------------
   -2.00%        2.00%       $ 25,182         ($ 151)           -0.60%          -0.24%
   -1.00%        3.00%       $ 25,081         ($ 252)           -0.99%          -0.40%
No change        4.00%       $ 25,333            --               --              --
    1.00%        5.00%       $ 24,815         ($ 518)           -2.04%          -0.82%
    2.00%        6.00%       $ 25,094         ($ 239)           -0.94%          -0.38%
    3.00%        7.00%       $ 25,899          $ 566             2.23%           0.89%


(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions were approved by the Bank's Asset and Liability Committee and were based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decrease by $239 thousand or -0.38% of total stockholders' equity in a +2.00% ramped interest rate shock. Similarly, we project that net interest income would decrease by $151 thousand or -0.24% of total stockholders' equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.00% of the Company's total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But, generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust the mix and pricing of assets and liabilities to mitigate Net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to counter-balance interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 24% of our Total Assets were invested in adjustable rate loans and investments at June 30, 2004.


ITEM 4: Controls and Procedures
------

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


                          PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
-------

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


ITEM 2: Changes in Securities and Use of Proceeds
------

During the three month period ended June 30, 2004 the rights of holders of our registered securities were not modified; nor were any other class of security issued that could materially limit or qualify our registered securities.


ITEM 3: Defaults Upon Senior Securities
------

The Company did not default on any senior securities during the three month period ended June 30, 2004.


ITEM 4: Submission of Matters to a Vote of Security Holders
------

On April 24, 2004 the Company held its Annual Meeting of Shareholders to vote on three matters:

      1. To fix the number of directors of the Company at six (6)
      2. To elect six (6) members to the Company's Board of Directors, each to serve for a one year term, and
      3. To ratify the appointment of KPMG LLP, as our independent auditors for the fiscal year ending December 31, 2004

On the record date for the Annual Meeting of Shareholders, March 12, 2004, 11,209,392 shares were issued and outstanding and eligible to be voted. At total of 9,947,820 shares were voted at the meeting. The following table summarizes the votes for each of the three matters:

                                                                              Number of Votes Cast:
                                                         ----------------------------------------------------------------
                                                                      Withheld /                              Broker Non-
                 Description of Matter                      For       Against         Abstentions               Votes
----------------------------------------                ---------     ---------       -----------             -----------
1. To fix the number of directors of the                9,929,847       11,564            6,319                  --
Company at six (6)
2. To elect six (6) members to the Company's Board
of Directors, each to serve for a one year term
   Philip J. Devine                                     9,829,404       118,416             --                   --
   Robert W. Moyer                                      9,833,628       114,192             --                   --
   James F. VanDeusen                                   9,833,628       114,192             --                   --
   Alfred S. Whittet                                    9,833,628       114,192             --                   --
   David F. Wilber, III                                 9,832,628       115,192             --                   --
   Brian R. Wright                                      9,832,628       115,192             --                   --
3. To ratify the appointment of KPMG fiscal year        9,916,013         2,202           29,605                 --
LLP, as our independent auditors for the
fiscal year ending December 31, 2004



ITEM 5: Other Information
------

None.

ITEM 6: Exhibits and Reports on Form 8-K
------
(a) Exhibits: see Exhibit Index to this Form 10-Q

(b) Reports on Form 8-K

   The following reports on Form 8-K were filed during the three month period ended June 30, 2004:
   (i)   First quarter earnings and dividend press release dated April 23,
         2004
   (ii) Retirement of Company's Vice President and Treasurer; Appointment of Company Secretary and Treasurer dated June 1, 2004

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE WILBER CORPORATION


By:                           Dated:08/05/2004
    ----------------------          ----------
Alfred S. Whittet
President and Chief Executive Officer



By:                           Dated:08/05/2004
    ----------------------          ----------
Joseph E. Sutaris
Treasurer and Chief Financial Officer

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