Form 10-Q
period 2004-09-30
Wilber CORP
filed 2004-11-05
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

|_| TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

For the Transition Period from ____________ to ____________

Commission File Number: 001-31896

THE WILBER CORPORATION

(Exact Name of the Registrant as Specified in its Charter)

New York	15-6018501

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

245 Main Street, Oneonta, NY 13820

(Address of Principal Executive Offices) (Zip Code)

607 432-1700

(Registrant’s Telephone Number Including Area Code)

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
Yes  |_|    No  |X|

As of November 4, 2004, there were issued and outstanding 11,205,092 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

i

FORWARD-LOOKING STATEMENTS

When we use words or phrases like “will probably result,” “we expect,” “will continue,” “we anticipate,” “estimate,” “project,” “should cause,” or similar expressions in this report or in any press releases, public announcements, filings with the Securities and Exchange Commission (the “SEC”) or other disclosures, we are making “forward-looking statements” as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we provide, such as analysis of the adequacy of our allowance for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, and similar matters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in consumer preferences, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

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

ii

ITEM 1:  Financial Statements (Unaudited)
The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

dollars in thousands except share and per share data	September 30, 2004	December 31, 2003

Assets
Cash and Due from Banks	$10,080	$11,892
Time Deposits with Other Banks	9,498	7,998

Total Cash and Cash Equivalents	19,578	19,890
Securities
Trading, at Fair Value	1,380	1,025
Available-for-Sale, at Fair Value	246,233	275,051
Held-to-Maturity, Fair Value of $61,856 at September 30, 2004
and $44,416 at December 31, 2003	61,696	44,140
Loans	380,954	360,906
Allowance for Loan Losses	(6,218)	(5,757)

Loans, Net	374,736	355,149

Premises and Equipment, Net	5,988	5,721
Bank Owned Life Insurance	14,831	14,405
Goodwill	2,682	2,682
Intangible Assets, Net	397	461
Other Assets	10,403	10,499

Total Assets	$737,924	$729,023

Liabilities and Stockholders’ Equity
Deposits:
Demand	$61,828	$61,267
Savings, NOW and Money Market Deposit Accounts	245,042	251,180
Certificates of Deposit (Over $100M)	81,981	82,847
Certificates of Deposit (Under $100M)	163,183	158,783
Other Time Deposits	26,694	26,556

Total Deposits	578,728	580,633

Short-Term Borrowings	16,021	20,018
Long-Term Borrowings	68,215	55,849
Other Liabilities	7,588	8,219

Total Liabilities	670,552	664,719

Stockholders’ Equity:
Common Stock, $.01 Par Value, 13,961,664 Shares Issued at
September 30, 2004, and December 31, 2003	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	82,147	79,043
Accumulated Other Comprehensive Income	1,288	1,272
Treasury Stock at Cost, 2,756,572 Shares at September 30, 2004
and 2,752,272 Shares at December 31, 2003	(20,427)	(20,375)

Total Stockholders’ Equity	67,372	64,304

Total Liabilities and Stockholders’ Equity	$737,924	$729,023

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in thousands except share and per share data	2004	2003	2004	2003

Interest and Dividend Income
Interest and Fees on Loans	$6,197	$6,058	$18,158	$18,589
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,141	2,132	6,308	7,290
State and Municipal Obligations	658	587	1,946	1,552
Other	97	334	379	872
Interest on Federal Funds Sold and Time Deposits	155	260	441	875

Total Interest and Dividend Income	9,248	9,371	27,232	29,178

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	473	545	1,420	1,905
Certificates of Deposit (Over $100M)	552	600	1,646	1,844
Other Time	1,331	1,452	3,930	4,473
Interest on Short-Term Borrowings	25	23	79	83
Interest on Long-Term Borrowings	791	813	2,303	2,534

Total Interest Expense	3,172	3,433	9,378	10,839

Net Interest Income	6,076	5,938	17,854	18,339
Provisions for Loan Losses	300	350	960	1,205

Net Interest Income After Provision for Loan Losses	5,776	5,588	16,894	17,134

Other Income
Trust Fees	337	283	978	925
Service Charges on Deposit Accounts	413	363	1,134	1,090
Commissions Income	147	78	433	335
Investment Security Gains, Net	224	21	875	740
Increase in Cash Surrender Value of Bank Owned Life Insurance	145	149	426	486
Other Service Fees	66	47	190	214
Other Income	145	205	327	466

Total Other Income	1,477	1,146	4,363	4,256

Other Expense
Salaries and Employee Benefits	2,638	2,860	7,860	7,957
Net Occupancy Expense of Bank Premises	358	310	1,110	1,026
Furniture and Equipment Expense	196	197	552	597
Computer Service Fees	260	61	464	209
Advertising and Marketing	140	108	352	321
Professional Fees	65	85	362	207
Other	672	631	2,055	2,025

Total Other Expense	4,329	4,252	12,755	12,342

Income Before Taxes	2,924	2,482	8,502	9,048
Income Taxes	(760)	(658)	(2,203)	(2,536)

Net Income	$2,164	$1,824	$6,299	$6,512

Weighted Average Shares Outstanding	11,208,037	11,209,392	11,208,937	11,215,936
Basic Earnings Per Share	$0.19	$0.16	$0.56	$0.58

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

dollars in thousands except share and per share data	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance December 31, 2002	$2,182	$2,182	$74,439	$4,242	$(19,883)	$63,162

Comprehensive Income:
Net Income	—	—	6,512	—	—	6,512
Change in Net Unrealized Gain (Loss)

on Securities, Net of Taxes	—	—	—	(2,653)	—	(2,653)

Total Comprehensive Income						3,859

Cash Dividends ($.2775 per share)	—	—	(3,073)	—	—	(3,073)
Purchase of Treasury Stock (11,917 shares)	—	—	—	—	(492)	(492)
Change in Par Value and Stock Split	(2,042)	2,042

Balance September 30, 2003	$140	$4,224	$77,878	$1,589	$(20,375)	$63,456

Balance December 31, 2003	$140	$4,224	$79,043	$1,272	$(20,375)	$64,304
Comprehensive Income:

Net Income	—	—	6,299	—	—	6,299
Change in Net Unrealized Gain (Loss)

on Securities, Net of Taxes	—	—	—	16	—	16

Total Comprehensive Income						6,315

Cash Dividends ($.285 per share)	—	—	(3,195)	—	—	(3,195)
Purchase of Treasury Stock (4,300 shares)					(52)	(52)

Balance September 30, 2004	$140	$4,224	$82,147	$1,288	$(20,427)	$67,372

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
dollars in thousands	2004	2003

Cash Flows from Operating Activities:
Net Income	$6,299	$6,512
Adjustments to Reconcile Net Income to Net Cash
Used by Operating Activities:
Provision for Loan Losses	960	1,205
Depreciation and Amortization	747	746
Net Amortization of Premiums and Accretion of Discounts on Investments	1,830	1,191
Investment Security Gains	(875)	(740)
Other Real Estate Losses	21	33
Increase in Cash Surrender Value of Bank Owned Life Insurance	(426)	(486)
Net (Increase) Decrease in Trading Securities	(299)	147
Net Gains on Trading Securities	(56)	(154)
Increase in Other Assets	(21)	(2,876)
Decrease in Other Liabilities	(631)	(975)

Net Cash Provided by Operating Activities	7,549	4,603

Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	17,491	25,117
Purchases of Held-to-Maturity Investment Securities	(35,286)	(20,926)
Proceeds from Maturities of Available-for-Sale Investment Securities	122,609	91,952
Proceeds from Sales of Available-for-Sale Investment Securities	12,986	10,321
Purchases of Available-for-Sale Investment Securities	(107,469)	(150,171)
Net (Increase) Decrease in Loans	(20,935)	4,087
Proceeds from Sale of Loans	294	—
Purchase of Premises and Equipment, Net of Disposals	(826)	(189)
Proceeds from Sale of Other Real Estate	58	47

Net Cash Used in Investing Activities	(11,078)	(39,762)

Cash Flows from Financing Activities:
Net (Decrease) Increase in Demand Deposits, Savings, NOW,
Money Market and Other Time Deposits	(5,439)	25,394
Net Increase in Certificates of Deposit	3,534	17,111
Net (Decrease) Increase in Short-Term Borrowings	(3,997)	2,609
Increase in Long-Term Borrowings	15,000	—
Repayment of Long-Term Borrowings	(2,634)	(11,862)
Purchase of Treasury Stock	(52)	(492)
Cash Dividends Paid	(3,195)	(3,282)

Net Cash Provided by Financing Activities	3,217	29,478

Net Decrease in Cash and Cash Equivalents	(312)	(5,681)
Cash and Cash Equivalents at Beginning of Year	19,890	47,064

Cash and Cash Equivalents at End of Period	$19,578	$41,383

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited), continued

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$9,383	$10,933
Income Taxes	$2,874	$3,683
Non Cash Investing Activities:
Change in Unrealized Gain on Securities	$25	$(4,384)
Transfer of Loans to Other Real Estate	$94	$58

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of The Wilber Corporation (the “Company”), its wholly owned subsidiary Wilber National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2003 was derived from the Company’s 2003 Annual Report on Form 10-K. The Annual Report on Form 10-K includes the Company’s audited consolidated statements of condition as of December 31, 2003 and 2002, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2003. That data, along with the interim unaudited financial information presented in the consolidated statements of condition as of September 30, 2004 and the statements of income for the three months and nine months ended September 30, 2004 and September 30, 2003, and the statements of changes in stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2004 and 2003 should be read in conjunction with the 2003 consolidated financial statements, including the notes thereto.

Amounts in prior period’s consolidated financial statements are reclassified when necessary to conform to the current period’s presentation.

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

Note 3.  Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused. Therefore, the total amounts do not necessarily represent future cash requirements. The estimated fair value of the Company’s stand-by letters of credit was $18 thousand and $11 thousand at September 30, 2004 and December 31, 2003, respectively.

Note 4.  Employee Benefit Plans

The Company, through its bank subsidiary, has a non-contributory defined benefit pension plan, covering employees who have attained the age of 21 and have completed one year of service. The Company’s funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30 measurement date, are:

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in thousands	2004	2003	2004	2003

Service Cost	$161	$135	$484	$406
Interest Cost	210	196	630	589
Expected Return on Plan Assets	(286)	(237)	(857)	(712)
Net Amortization	50	42	150	125

	$135	$136	$407	$408

Note 5.  Long-Term Borrowings

During March of 2004, the Company, through its bank subsidiary, obtained $15,000,000 of long-term borrowings from the Federal Home Loan Bank of New York (“FHLBNY”). All of the long-term borrowings obtained by the Company during the period were collateralized by mortgage-backed securities or other government agency securities. The following is a summary of the long-term borrowings obtained during 2004 and the related outstanding balances as of September 30, 2004:

dollars in thousands	September 30, 2004

Bearing Interest at 1.30%, due March 24, 2005	$3,000
Bearing Interest at 1.81%, due March 24, 2006	3,000
Bearing Interest at 2.43%, due March 9, 2007	3,500
Bearing Interest at 2.35%, due March 26, 2007	2,000
Bearing Interest at 3.12%, due March 9, 2011	3,312

$14,812

Note 6.  Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2004	2003	2004	2003

Unrealized Holding Gains (Losses) Arising During the Period Net of Tax
(Pre-tax Amount of $4,778, ($3,394), $900 and ($3,644))	$2,917	$(2,070)	$550	$(2,201)
Reclassification Adjustment for (Gains) Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($224), ($21),
($875) and ($740)	(136)	(13)	(534)	(452)

Other Comprehensive Income (Loss), Net of Tax of $1,734, ($1,329),
$9, and ($1,731)	$2,781	$(2,083)	$16	$(2,653)

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.  General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at September 30, 2004, as compared to December 31, 2003; (ii) a comparison of our results of operations for the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003; and (iii) a comparison on our results of operations for the nine month period ended September 30, 2004, as compared to the nine month period ended September 30, 2003.

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

Critical Accounting Policies.  Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While we have concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

B.  Financial Condition and Performance Overview

The financial condition of the Company did not change significantly during the first nine months of 2004. Total assets and stockholders’ equity increased slightly and some of our asset quality measures improved. Specifically, total assets increased $8.9 million or 1.2% from $729.0 million at December 31, 2003 to $737.9 million at September 30, 2004. Stockholders’ equity increased $3.068 million or 4.8%, from $64.304 million at December 31, 2003 to $67.372 million at September 30, 2004. During the period total loans increased $20.0 million or 5.6% to $381.0 miillion, while total deposits remained relatively unchanged. Total deposits at September 30, 2004 were $578.7 million, as compared to $580.6 million at December 30, 2003.

Net income for the nine month period ended September 30, 2004 is slightly less than net income for the nine month period ended September 30, 2003. Specifically, net income for the nine month period ended September 30, 2004 was $6.299 million versus $6.512 million for the nine month period ended September 30, 2003, a $213 or 3.2% decrease. Many factors contributed to the change in net income. Specifically, net income was reduced by a $485 thousand decrease in net interest income and a $413 thousand increase in other expenses. These were partially offset by a $245 thousand reduction in the provision for loan losses, a $107 thousand increase in other income and a $333 thousand reduction in income taxes.

Through the first nine months of 2004 the decrease in net interest income was largely driven by a decline in investment securities income. During the nine month period ended September 30, 2003 interest income on investment securities was $9.714 million, as compared to $8.633 million during the nine month period ended September 30, 2004, a $1.081 million or 11.1% decrease. Throughout the first nine months of 2004 residential mortgage interest rates remained low, which provided incentive for many homeowners throughout the United States to refinance their existing mortgage. The high level of mortgage refinancing activity resulted in an acceleration of principal payments on the mortgage-backed securities held by us, particularly on several collateralized mortgage obligations that we held at a “premium,” i.e., those securities in which our amortized cost exceeded the par value of the security. The embedded option or pre-payment risk associated with these investment securities and the prevailing market conditions throughout the first nine months of 2004 required us to record amortization of premiums, net of accretion of discounts, on investments of $1.830 million. This amortization is recorded as a reduction in our interest income. By comparison, during the nine month period ended September 30, 2003, we recorded amortization of premium, net of accretion of discounts, on investments of $1.191 million, a $639 thousand or 53.7% increase in the first nine months of 2004.

Net income increased $340 thousand or 18.6% between the three month period ended September 30, 2004 and the three month period ended September 30, 2003. Net Income for the third quarter of 2004 was $2.164 million versus $1.824 million for the third quarter of 2003. Net income improved due to a $138 thousand increase in net interest income, a $50 thousand decrease in the provision of loan losses and a $331 thousand increase in other income. These improvements were offset by a $50 thousand increase in other expenses and a $102 thousand increase in income taxes.

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

	For the Three Months Ended September 30,

	2004			2003
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$7,462	$28	1.49%	$15,935	$40	1.00%
Interest bearing deposits	7,520	127	6.72%	12,998	220	6.72%
Securities (1)	302,471	2,896	3.81%	306,689	3,053	3.95%
Loans, Net (2)	371,007	6,197	6.64%	351,948	6,058	6.83%

Total earning assets	688,460	9,248	5.34%	687,570	9,371	5.41%

Non-earning assets	46,218			44,352

Total assets	$734,678			$731,922

Liabilities:
Savings accounts	$97,239	$146	0.60%	$91,083	$174	0.76%
Money market accounts	26,959	86	1.27%	29,773	62	0.83%
NOW accounts	120,582	241	0.80%	121,859	309	1.01%
Time accounts	272,675	1,883	2.75%	283,613	2,052	2.87%
Borrowings	80,291	816	4.04%	74,862	836	4.43%

Total interest bearing liabilities	597,746	3,172	2.11%	601,190	3,433	2.27%

Non-interest bearing deposits	64,408			60,240
Other non-interest bearing liabilities	7,123			7,484

Total liabilities	669,277			668,914
Stockholders’ equity	65,401			63,008

Total liabilities and shareholder equity	$734,678			$731,922

Net interest income		$6,076			$5,938

Net interest rate spread (3)			3.23%			3.14%

Net earning assets	$90,714			$86,380

Net interest margin (4)			3.51%			3.43%

Ratio of earning assets to interest bearing liabilities	115.18%			114.37%

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

	For the Nine Months Ended September 30,

	2004			2003
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$7,065	$61	1.15%	$18,035	$157	1.16%
Interest bearing deposits	7,513	380	6.76%	14,700	718	6.53%
Securities (1)	306,479	8,633	3.76%	294,178	9,714	4.41%
Loans, Net (2)	364,581	18,158	6.65%	354,675	18,589	7.01%

Total earning assets	685,638	27,232	5.31%	681,588	29,178	5.72%

Non-earning assets	46,244			44,022

Total assets	$731,882			$725,610

Liabilities:
Savings accounts	$95,163	$457	0.64%	$88,295	$618	0.94%
Money market accounts	28,298	202	0.95%	30,208	224	0.99%
NOW accounts	123,489	761	0.82%	120,200	1,063	1.18%
Time accounts	272,976	5,576	2.73%	281,660	6,317	3.00%
Borrowings	78,576	2,382	4.05%	76,877	2,617	4.55%

Total interest bearing liabilities	598,502	9,378	2.09%	597,240	10,839	2.43%

Non-interest bearing deposits	60,723			56,227
Other non-interest bearing liabilities	7,460			8,428

Total liabilities	666,685			661,895
Stockholders’ equity	65,197			63,715

Total liabilities and shareholder equity	$731,882			$725,610

Net interest income		$17,854			$18,339

Net interest rate spread (3)			3.22%			3.29%

Net earning assets	$87,136			$84,348

Net interest margin (4)			3.48%			3.60%

Ratio of earning assets to interest bearing liabilities	114.56%			114.12%

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

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

Dollars in Thousands	At September 30, 2004	At December 31, 2003

Loans in Non-Accrual Status:
Agricultural	$—	$1,425

Residential real estate (1)	60	257

Commercial real estate	934	1,199

Commercial	286	275

Consumer	10	8

Total non-accruing loans	1,290	3,164

Loans Contractually Past Due 90 Days
or More and Still Accruing Interest	97	123

Troubled Debt Restructured Loans	—	371

Total non-performing loans	1,387	3,658

Other real estate owned	23	20

Total non-performing assets	$1,410	$3,678

Total non-performing assets as a percentage of total assets	0.19%	0.50%

Total non-performing loans as a percentage of total loans	0.36%	1.01%

(1) Includes home equity loans.

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

	(Dollars in thousands)

Balance at beginning of period	$6,113	$5,786	$5,757	$5,392

Charge offs:
Agricultural	—	—	—	147
Residential real estate	20	19	133	86
Commercial real estate	—	—	43	—
Commercial	64	41	111	41
Consumer	153	251	390	649

Total charge offs	237	311	677	923

Recoveries:
Agricultural	—	8	—	8
Residential real estate	1	8	20	9
Commercial real estate	—	—	—	—
Commercial	5	2	31	70
Consumer	36	50	127	132

Total recoveries	42	68	178	219

Net charge-offs	195	243	499	704
Provision for loan losses	300	350	960	1,205

Balance at end of period	$6,218	$5,893	$6,218	$5,893

Ratio of net charge-offs during the period to average loans
outstanding during the period (annualized)	0.21%	0.27%	0.18%	0.26%

Allowance for loan losses to total loans	1.63%	1.67%	1.63%	1.67%

Allowance for loan losses to non-performing loans	448%	142%	448%	142%

C.  Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Overview.  The financial condition of the Company did not change significantly between December 31, 2003 and September 30, 2004. The net increases and decreases in assets and liabilities provided in the Consolidated Statements of Condition in PART I, Item 1 of this quarterly financial report generally occurred in the normal course of our business and were not due to any unusually large or non-routine transactions such as an asset or branch purchase or sale. Specifically, total assets increased slightly from $729.0 million at December 31, 2003 to $737.9 million at September 30, 2004, an $8.9 million or 1.2% increase. A decrease in our investment securities portfolio, including trading, available-for-sale, and held-to-maturity investment securities, was offset by an increase in total loans outstanding between the periods. Specifically, total loans outstanding increased by $20.0 million or 5.6% between the periods, while our investment securities portfolio declined by $10.9 million or 3.4%. Total liabilities increased by $5.833 million or 0.9% between the periods primarily due to an increase in borrowed funds. Total deposits were relatively unchanged.

Total non-performing assets decreased between the periods, while our allowance for loan losses did not change significantly particularly when measured as a percentage of total loans outstanding. Specifically, our allowance for loan losses increased from $5.757 million (1.60% of total loans) at December 31, 2003 to $6.218 million (1.63% of total loans) at September 30, 2004, while our total non-performing assets decreased from $3.678 million (0.50% of totals assets) at December 31, 2003 to $1.410 million (0.19% of total assets) at September 30, 2004.

Total stockholders’ equity increased by $3.068 million or 4.8% between the periods, primarily the result of an increase in retained earnings. Stockholders’ equity was 9.13% of total assets at September 30, 2004, as compared to 8.82% at December 31, 2003.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans (those 30 or more days delinquent, excluding loans placed on non-accrual status), the level of non-performing loans, the level of potential problem loans and the dollar amount and type of loan charge-offs we experience. Between December 31, 2003 and September 30, 2004 the credit quality of our asset portfolios improved. The level of delinquent loans, non-performing loans, and the dollar amount of loan charge-offs all decreased. Potential problem loans increased slightly between the periods.

At September 30, 2004 loans that were 30 or more days delinquent (excluding loans placed on non-accrual status) totaled $1.827 million or 0.48% of loans outstanding. By comparison at December 31, 2003 we had $2.752 million or 0.76% of loans outstanding in this same category, a net decrease of $925 thousand between the periods. We attribute these improvements to stricter consumer underwriting guidelines implemented in 2001 and improved delinquent loan collection procedures.

Total non-performing assets, including non-accruing loans, loans 90 days or more past due and still accruing interest, troubled debt restructured loans and other real estate owned were $1.410 million at September 30, 2004, as compared to $3.678 million at December 31, 2003, a $2.268 million decrease. Contributing substantially to this decrease was a $1.425 million agricultural loan, which was removed from non-accrual status and placed on accrual status during the second quarter.

Potential problem loans, which are those that are currently performing, but where we believe potential credit problems exist, were $9.019 million or 2.37% of total loans at September 30, 2004, as compared to $7.846 million or 2.17% of total loans at December 31, 2003. Our potential problem loans can vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million.

The allowance for loan losses increased from $5.757 million or 1.60% of total loans outstanding at December 31, 2003 to $6.218 or 1.63% of total loans outstanding at September 30, 2004. Our management and Board of Directors deemed the allowance for loan losses as adequate at September 30, 2004.

The credit quality of the investment securities portfolios, both available-for-sale and held-to-maturity, remained strong during the quarter. At September 30, 2004, 99.8% of the securities held in the Company’s bond portfolio were rated “A” or better by Moody’s or Standard and Poor’s credit rating services; 94.2% were rated AAA. At December 31, 2003, 98.5% were rated “A” or better and 89.8% were rated AAA by these same services.

D.  Comparison of the Results of Operations for the Three Months Ended September 30, 2003 and 2004

Overview.  During the third quarter of 2004 our net income and earnings per share were $2.164 million and $0.19 respectively. This was a $340 thousand or 18.6% increase in net income and a $0.03 increase in earnings per share over the third quarter of 2003. During the third quarter of 2003 we earned $1.824 million in net income and $0.16 per share. The improvement in our earnings can be attributed to a decrease in salaries and employee benefits expense and improvements in net interest income and total other income (including an increase in investment securities gains of $203 thousand), offset by increases in other expenses.

The increases in our earnings resulted in improvements in both our return on average assets and return on average stockholders’ equity. Specifically, during the third quarter of 2004 our return on average assets and return on average equity increased to 1.17% and 13.16%, respectively, as compared to 0.99% and 11.49% during the third quarter of 2003.

Net Interest Income.  Net interest income is our most significant source of revenue. During the third quarter of 2004 and third quarter of 2003, net interest income comprised 80% and 84% of our total revenues, respectively. In the three month period ended September 30, 2004, our net interest income was $6.076 million. By comparison, for the three month period ended September 30, 2003 our net interest income was $5.938 million. The $138 thousand improvement in net interest income between the periods was the result of several key factors, which are explained below.

Throughout the fourth quarter of 2003 and the first three quarters of 2004 maturing and adjustable-rate loans and investment securities were renewed and replaced by new loans and investments generally at lower rates of interest. This resulted in a 19 basis point decrease in loan yields between the periods. Specifically, the yield on loans for the third quarter of 2004 was 6.64%, as compared to 6.83% for the third quarter of 2003. In spite of this reduction in our loan yields, the interest income on loans increased by $139 thousand due to an increase in average loans outstanding. During the third quarter of 2004 average loans outstanding were $371.0 million, as compared to $351.9 million during the third quarter of 2003, a $19.1 million or 5.4% increase.

In addition, although interest income on our securities portfolio decreased by $157 thousand due to lower reinvestment rates and a smaller securities portfolio, our net interest income benefited from a reduction in net amortization of premiums on investments between the periods. More specifically, the net amortization of premiums on investments, which is recorded as a reduction in interest income, was $638 thousand during the third quarter of 2003, as compared to $492 thousand during the third quarter of 2004, a $146 thousand improvement.

And finally, in order to minimize the negative impact to net interest income associated with reduced earning asset yields, we lowered the interest rates paid on our savings accounts, NOW accounts and time accounts between the periods. These actions helped reduce in our interest bearing liability costs by $261 thousand between the periods. In the three month period ended September 30, 2003 interest expense was $3.433 million, as compared to $3.172 million in the three month period ended September 30, 2004.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004 vs. 2003			2004 vs. 2003
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal Funds Sold	$19	$(31)	$(12)	$—	$(96)	$(96)

Interest Bearing Deposits	1	(94)	(93)	24	(362)	(338)

Securities	(117)	(40)	(157)	(1,428)	347	(1,081)

Loans	(180)	319	139	(924)	493	(431)

Total earning assets	(277)	154	(123)	(2,328)	382	(1,946)

Interest bearing liabilities:

Savings accounts	(37)	9	(28)	(194)	33	(161)

Money market accounts	33	(9)	24	(9)	(13)	(22)

NOW accounts	(65)	(3)	(68)	(322)	20	(302)

Time accounts	(95)	(74)	(169)	(571)	(170)	(741)

Borrowings	(75)	55	(20)	(286)	51	(235)

Total interest bearing liabilities	(239)	(22)	(261)	(1,382)	(79)	(1,461)

Change in net interest income	$(38)	$176	$138	$(946)	$461	$(485)

Net interest income was $138 thousand greater in the three month period ended September 30, 2004 than in the three month period ended September 30, 2003. An increase in net interest income due to volume changes of $176 thousand was offset by a $38 thousand reduction in net interest income due to changes in interest rates. The interest income recorded on earning assets decreased by $277 thousand between the periods due primarily to lower reinvestment rates on investment securities and loans. This reduction was offset by a $239 thousand reduction in interest expense on interest bearing liabilities primarily because we lowered the interest rates paid on savings accounts, NOW accounts and time accounts between the periods. The $176 thousand improvement in net interest income due to changes in volume was due to both an increase in the volume of earning assets and a slight reduction in the volume of interest bearing liabilities. Between the periods the volume of loans outstanding increased by $19.1 million. This contributed an additional $319 thousand toward interest income, but was offset by lower average volumes of investment securities, interest bearing deposits (at other banks) and federal funds sold, netting an increase in interest income due to volume of $154 thousand. In addition, a reduction in the volume of our money market account, NOW account and time account balances, offset by an increase in saving account balances and borrowings netted a $22 thousand decrease in interest expense.

Provision for Loan Losses.  We recorded a provision for loan losses of $300 thousand for the three month period ended September 30, 2004, as compared to $350 thousand for the three month period ended September 30, 2003, a $50 thousand decrease. The provision for loan losses decreased in the third quarter of 2004, as compared to the third quarter of 2003 due to an improvement in several asset quality measures between periods, including net charge-offs, non-performing loans and delinquent loans. Specifically, during the three month period ended September 30, 2004, we recorded net loan charge-offs of $195 thousand. This compares to $243 thousand during the three month period ended September 30, 2003, a decrease of $48 thousand. At September 30, 2004, total non-performing loans totaled $1.387 million, as compared to $4.139 million at September 30, 2003, a $2.752 million improvement. At September 30, 2004 loans that were 30 or more days delinquent (excluding loans placed on non-accrual status) totaled $1.827 million or 0.48% of loans outstanding. By comparison at September 30, 2003 we had $2.629 million or 0.74% of loans outstanding in this same category, a net decrease of $801 thousand between the periods.

Non-Interest Income.  Non-interest income increased from $1.146 million in the three month period ended September 30, 2003 to $1.477 million in the three month period ended September 30, 2004, a $331 thousand or 28.9% increase. One of the primary reasons other income increased between periods was an increase in net investment securities gains (losses). During the third quarter of 2004, we netted gains on the call and sale of available-for-sale investment securities of $224 thousand, as compared to a $21 thousand net gain during the third quarter of 2003, a $203 thousand increase between the periods. Also, during the third quarter of 2004 trust fees, services charges on deposit accounts, commissions income and other service fees increased by $192 thousand in total.

These increases were partially offset by a $60 thousand decrease in other income. Specifically, other income was $205 thousand in the three month period ended September 30, 2003, as compared to $145 thousand in the three month period ended September 30, 2004. Most of this change can be attributed to a $52 thousand swing in the income recorded on our trading securities portfolio. During the third quarter of 2004, we recorded less than a $1 thousand loss on our trading securities portfolio. This compares to a $52 thousand gain during the third quarter of 2003. Under our executive deferred compensation plan, certain executive officers may defer a portion of their salary or bonus for distribution at retirement. Participants can elect to contribute their deferred amounts either to a “funded” investment account managed by the plan’s Trustee or a “phantom stock” investment. “Funded” deferred compensation accounts are recorded as trading securities. Gains and losses associated with “funded” deferred compensation accounts are recorded through other income and other expense. Under the phantom stock component of the plan, the deferred amounts are indexed to the price and dividend performance of our Company’s common stock.

Non-Interest Expense.  Non-interest expense increased from $4.252 million for the quarter ended September 30, 2003 to $4.329 million for the quarter ended September 30, 2004, a $77 thousand or 1.8% increase. Increases in occupancy expense, computer service fees, advertising and marketing and other expenses were offset by a reduction in salaries and employee benefits expense and professional fees.

Salaries and employee benefits expenses decreased $222 thousand or 7.8%, from $2.860 million in the third quarter 2003 to $2.638 million in the third quarter of 2004. The primary reason salaries and employee benefits expense decreased was due to a $305 thousand reduction in executive deferred compensation expenses. During the third quarter of 2003, the price of the Company’s stock increased substantially resulting in a $265 thousand expense on the phantom stock component of the executive deferred compensation plan. Conversely, during the third quarter of 2004, the price of the Company’s stock decreased resulting in a $40 thousand benefit in salaries and benefits expense, netting a $305 thousand expense savings in the comparative quarters. In addition, retirement plan expense decreased $17 thousand, from $136 thousand during the third quarter of 2003 to $119 thousand during the third quarter of 2004. The decreases in executive deferred compensation and retirement plan expense were partially offset by an increase in our health insurance costs, an increase in employees base salaries, and expansionary activities including the opening of a full-service branch in Johnson City, New York (Broome County) and a loan production office in Kingston, New York (Ulster County).

During the third quarter of 2004 computer service fee expenses increased substantially. Specifically, during the third quarter of 2004, we recorded computer service fees of $260 thousand. This compares to $61 thousand during the third quarter of 2003, a $199 thousand increase. The increase is attributed to two primary factors. First, during the third quarter of 2004, we recorded a $135 thousand expense related to a terminated conversion to a new core information processing system. The remaining portion of the increase in computer service fees was due to increased system operation, system recovery and information security demands on our information technology systems, as well as the implementation of new customer delivery systems.

Professional fees decreased between the quarters by $20 thousand, from $85 thousand during the three month period ended September 30, 2003 to $65 thousand during the three month period ended September 30, 2004. During the third quarter of 2003, we incurred significant professional fees related to the Company’s SEC common stock registration. These fees did not recur during the third quarter of 2004. The increase in advertising and marketing expense between the quarters totaling $32 thousand was primarily due to promotions and advertising for new branch and office locations.

Other expenses increased from $631 thousand in the three month period ended September 30, 2003 to $672 thousand in the three month period ended September 30, 2004, a $41 thousand or 6.5% increase. Increases in various components of other expense, including donations, customer relations expense, accounts receivable financing services, Mang – Wilber minority interest expense, postage, software amortization, travel and entertainment expense, were offset by reductions in other losses, collection and non-filing expense, amortization of intangible assets, and most significantly a $48 thousand decrease in the expense related to the “funded” component of our executive deferred compensation plan.

Income Taxes.  Income tax expense increased from $658 thousand during the three month period ended September 30, 2003 to $760 thousand during the three month period ended September 30, 2004. The increase in income tax expense was due to an increased amount of pre-tax income. Our effective tax rate decreased between periods, from 26.5% in the three month period ended September 30, 2003 to 26.0% in the three month period ended September 30, 2004. The decrease in the effective tax rate during the third quarter of 2004 was due to a higher percentage of our pre-tax income being generated from tax-exempt state and municipal securities.

E.  Comparison of the Results of Operations for the Nine Months Ended September 30, 2003 and 2004

Overview.  Net income decreased by $213 thousand or 3.3%, from $6.512 million for the nine month period ended September 30, 2003 to $6.299 million for the nine month period ended September 30, 2004. The primary reasons net income decreased over the comparable periods were a decline in net interest income and an increase in non-interest expenses. During the nine month period ended September 30, 2004, net interest income was $17.854 million. This compares to $18.339 million for the nine month period ended September 30, 2003, a $485 thousand or 2.6% decrease. The decrease in net interest income was largely driven by a significant decrease in investment securities yields. Total non-interest expense increased $413 thousand or 3.34% on a comparable period basis. Significant increases in computer service fees and professional fees during the first nine months 2004 coupled with increases in advertising and marketing expense, net occupancy expenses and other non-interest expenses were reduced by decreases in salaries and benefits expense and furniture and fixture expenses.

The decrease in net income caused earnings per share to decrease by $0.02, from $0.58 for the nine month period ended September 30, 2003 to $0.56 for the nine month period ended September 30, 2004. Similarly, the return on average assets and return on average stockholders’ equity decreased from 1.20% and 13.66%, respectively, in the nine month period ended September 30, 2003 to 1.15% and 12.91%, respectively, for the nine month period ended September 30, 2004.

Net Interest Income.  Net interest income is our most significant source of revenue. During the nine month periods ended September 30, 2004 and September 30, 2003, net interest income comprised 80% and 81%, of our total revenues, respectively. In the nine month period ended September 30, 2004, our net interest income was $17.854 million. By comparison, our net interest income for the nine month period ended September 30, 2003 was $18.339 million. The decrease in net interest income between the periods, totaling $485 thousand or 2.6%, was due to several factors.

A major reason net interest income decreased between the periods was an increase in our amortization of premiums, net of accretion of discounts on investments. During the first nine months of 2004, we experienced a decrease in interest income on securities due to very rapid prepayments on our mortgage-backed securities investment portfolio as homeowners refinanced their mortgages to take advantage of lower interest rates. This made it necessary for us to increase our amortization of premiums, net of accretion of discounts on investments, thereby reducing interest income on investment securities. Through the first nine months of 2004 we recorded $1.830 million of amortization of premium, net of accretion on discounts on investments related to investment securities premiums. By comparison through the first nine months of 2003, we recorded $1.191 million of this same expense, an increase of $639 thousand or 53.7%.

In addition, throughout the fourth quarter of 2003 and the first three quarters of 2004 maturing and adjustable-rate loans and investment securities were renewed and replaced by new loans and investments at lower rates of interest. Lower reinvestment rates contributed to the decrease in both interest income and earning assets yields. During the nine month period ended September 30, 2004 earning asset yields were 5.31%, as compared to 5.72% for the nine month period ended September 30, 2003.

To minimize the negative impact to net interest income associated with reduced earning asset yields, we lowered our deposit rates and borrowing costs reducing the total average cost of interest bearing liabilities from 2.43% during the nine month period ended September 30, 2003 to 2.09% during the nine-month period ended September 30, 2004. The net impact of our interest rate reductions on deposits and borrowings reduced the cost of our interest bearing liabilities by $1.461 million between the comparable periods, from $10.839 million in the first nine months of 2003 versus $9.378 million in the first nine months of 2004.

Rate and Volume Analysis:  The purpose of a rate and volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income decreased $485 thousand between the nine month period ended September 30, 2004 and the nine month period ended September 30, 2003. Between the periods, a decrease in interest income on earning assets of $1.946 million was partially offset by a decrease in interest expense on interest bearing liabilities totaling $1.461 million. Several rate and volume factors contributed to this net change.

Between the periods, the volume of average total earnings assets increased by less than 1% or $4.050 million. Increases in average loans and investment securities outstanding were partially offset by decreases in average interest bearing deposits at other banks and federal funds sold between the periods. These changes resulted in a net increase due to changes in the volume of earning assets of $382 thousand. The increase in interest income on earning assets due to changes in volume was nominal compared to the reduction in interest income due to changes in interest rates. Between the periods, interest income decreased $2.328 million as a result of changes in interest rates on earning assets. Most of this decrease was due to a decrease in investment securities and loan yields.

The decrease in investment securities interest income totaling $1.428 million was due to two primary factors, (i) the increase in amortization of premiums, net of accretion of discounts on investment securities, and (ii) the reinvestment of matured and sold securities into lower yielding investments. The amortization of premiums, net of accretion of discounts on investment securities (which is recorded as a decrease in interest income), increased by $639 thousand between the periods due to low mortgage rates and high levels of prepayments on mortgage-backed securities. The remainder of the decrease in interest income on investment securities, totaling $790 was due to the reinvestment of maturing and sold securities into new securities and lower rates of interest. Through the first nine months of 2004 the proceeds from the sale and maturity of investment securities totaled $153.1 million. During the same nine month period, $125.0 million was reinvested in new investment securities at lower rates of interest.

Interest income on loans decreased $924 thousand between the periods due to changes in interest rates. During the nine month period ended September 30, 2004 matured loans were generally replaced by new loans at lower rates of interest. In addition, adjustable rate loans were generally adjusted to a rate of interest below the previous rate of interest causing a decrease in interest income.

The average volume of interest bearing liabilities increased modestly between the periods, resulting in a $79 thousand decrease in interest expense due to changes in volume. Although the volume of interest bearing liabilities increased modestly between the periods, from $597.2 million during the nine month period ended September 30, 2003 to $598.5 million during the nine month period ended September 30, 2004, the change in the composition of interest bearing deposits resulted in a decrease in interest expense due to volume. More specifically, the average volume of time accounts outstanding decreased (typically a higher cost deposit liability), while the average volume of saving and NOW accounts increased (typically a lower cost deposit liability).

As investment securities and loan yields decreased between the periods, we lowered the rates of interest paid on deposit accounts and borrowings. These changes resulted in a $1.382 million decrease in interest expense due to changes in rate on interest bearing liabilities.

Provision for Loan Losses.  We recorded a provision for loan losses of $960 thousand for the nine month period ended September 30, 2004, as compared to $1.205 million for the nine month period ended September 30, 2003, a $245 thousand or 20.3% decrease. The provision for loan losses decreased in the nine month period ended September 30, 2004, as compared to the nine month period ended September 30, 2003 due to an improvement in several asset quality measures between periods. Specifically, during the nine month period ended September 30, 2004, we recorded net loan charge-offs of $499 thousand. This compares to $704 thousand during the nine month period ended September 30, 2003, a decrease of $205 thousand or 29.1%. At September 30, 2004, non-performing loans totaled $1.387 million, as compared to $4.139 million at September 30, 2003, a $2.752 million improvement. At September 30, 2004, loans that were 30 or more days delinquent (excluding loans placed on non-accrual status) totaled $1.827 million or 0.48% of loans outstanding. By comparison at September 30, 2003 we had $2.629 million or 0.74% of loans outstanding 30 or more days past due (excluding loans placed on non-accrual status), a net decrease of $802 thousand between the periods. Potential problem loans are loans that are currently performing, but where we believe potential credit problems exist. At September 30, 2004, potential problem loans were $9.019 million or 2.37% of total loans outstanding, as compared to $7.238 million or 2.05% of total loans outstanding at September 30, 2003.

Non-Interest Income.  Non-interest income increased $107 thousand or 2.5% on a comparable period basis, from $4.256 million in the nine month period ended September 30, 2003 to $4.363 million the nine month period ended September 30, 2004. Several factors contributed to the modest net increase in non interest income. Increases in trust fees, service charges on deposit accounts, commission income and investment securities gains totaling $330 thousand were offset by decreases in bank owned life insurance income, other service fees and other income totaling $223 thousand.

During the nine month period ended September 30, 2004, we realized net gains on the sale and call of investment securities totaling $875 thousand. This compares to $740 thousand in net gains on the sale and call of investment securities during the nine month period ended September 30, 2003, a $135 thousand increase. Commissions income increased $98 thousand due to an increase in the sale of insurance policies by our joint venture insurance agency Mang – Wilber LLC. Trust fees and service charges on deposit accounts increased by $53 thousand and $44 thousand, respectively, between the periods due to increases in our fee schedules and growth in the volume of accounts serviced. Trust fees were $978 thousand in the nine month period ended September 30, 2004, as compared to $925 thousand in the nine month period ended September 30, 2003. Service charges on deposit accounts were $1.134 million in the nine month period ended September 30, 2004, as compare to $1.090 million in the nine month period ended September 30, 2003.

Income related to the Company’s bank owned life insurance decreased $60 thousand between the periods due to a reduction in the net crediting rates on insurance policies owned by the Bank due to lower interest rates.

Other service fees decreased by $24 thousand between the nine month period ended September 30, 2004 and the nine month period ended September 30, 2003. The decrease was primarily due to a significant reduction in merchant credit card processing fees. We closed our largest merchant credit card processing account during the third quarter of 2003.

Other income was $466 thousand in the nine month period ended September 30, 2003, as compared to $327 thousand in the nine month period ended September 30, 2004. This decrease was primarily due to the decrease in performance of the investments held in the Company’s trading securities portfolio and a decrease in title insurance agency income, offset by an increase investment services revenue. During the first nine months of 2003 we recorded $154 thousand of other income on the Company’s trading securities, as compared to $52 thousand in the first nine months of 2004, a $102 thousand decrease. Under our executive deferred compensation plan, certain executive officers may defer a portion of their salary or bonus for distribution at retirement. Participants can elect to contribute their deferred amounts either to a “funded” investment account managed by the plan’s Trustee or a “phantom stock” investment. “Funded” deferred compensation accounts are recorded as trading securities.

We own a small portion of a title insurance agency, New York Bankers Title Agency East, LLC. During the nine month period ended September 30, 2003, we recorded $60 thousand of income related to our investment in this title agency, as compared to $18 thousand during the first nine months of 2004, a decrease of $42 thousand. Between the periods, we reduced our ownership of the agency. In addition, the gross fees generated by the business activities of the title agency have decreased substantially due to a decrease in mortgage loans referred to the agency.

Decreases in title agency fees and gains on our trading securities were offset by increases in fees from investment services. During 2003 we hired a new investment services manager. Investment services fees have improved from $37 thousand in the nine month period ended September 30, 2003 to $73 thousand in the nine month period ended September 30, 2004 as a result of his sales activities.

Non-Interest Expense.  Non-interest expense increased to $12.755 million for the nine month period ended September 30, 2004, as compared to $12.342 for the nine month period ended September 30, 2003. Increases in occupancy expense, computer service fees, advertising and marketing expense, professional fees and other expense were partially offset by decreases in salaries and benefits expense and furniture and fixture expense.

Salaries and employee benefits expenses decreased $97 thousand or 1.2%, from $7.957 million in the nine month period ended September 30, 2003 to $7.860 million in the nine month period ended September 30, 2004. A decrease in salaries and retirement plan costs were offset by increases in group health insurance costs and other benefits. During the first quarter of 2004, we opened a full-service branch in Johnson City, New York (Broome County) and a loan production office in Kingston, New York (Ulster County). The increase in salaries and benefit expense resulting from these expansionary activities as well as other general salary increases were offset by a $384 thousand decrease in executive deferred compensation expenses and a $50 thousand decrease in retirement plan costs due to strong investment performance in our pension fund. Under the phantom stock component of our executive deferred compensation plan, the deferred amounts are indexed to the price and dividend performance of our Company’s common stock. Increases and / or decreases to the deferred amounts invested in phantom stock are recorded through salaries expense. During the first nine months of 2003, the price of the Company’s stock increased resulting in a $301 thousand expense on the phantom stock component of the executive deferred compensation plan. During the first nine months of 2004, the price of the Company’s stock decreased resulting in an $83 thousand reduction in salaries and benefits expense, netting a $384 thousand expense savings in the comparative periods. Group health insurance and other benefits expense increased $94 thousand between the periods, reducing the benefit provided by the reduction in deferred compensation expenses.

Occupancy expenses increased from $1.026 million in the nine month period ended September 30, 2003 to $1.110 million in the nine month period ended September 30, 2004, an $84 thousand or 8.2% increase. Additional rents related to our expansion activities, as well as general increases in taxes, utilities, insurance and building repairs account for the increase in occupancy expense.

Computer service fees increased $255 thousand or 122%, from $209 thousand in the nine month period ended September 30, 2003 to $464 thousand in the nine month period ended September 30, 2004. This increase was due to general increases in computer system operation, system recovery and information security requirements, and a $135 thousand one-time expense due to the termination of a contract to convert the Bank’s core information processing system.

Professional fees increased $155 thousand or 75%, from $207 thousand in the nine month period ended September 30, 2003 to $362 thousand in the nine month period ended September 30, 2004. This increase was primarily due to fees incurred as a result of our new status as an SEC reporting company and our listing on the American Stock Exchange, which both became effective in February of 2004.

Advertising and marketing expenses increased $31 thousand or 9.7% between the comparable periods due to increased promotional activities in our new markets.

Other expenses did not vary significantly between the nine month period ended September 30, 2004 and the nine month period ended September 30, 2003. Specifically, other expenses increased $30 thousand or 1.5% between the periods, from $2.025 million for the nine month period ended September 30, 2003 to $2.055 million in the nine month period ended September 30, 2004. Decreases in Board of Director fees, collection and non-filing expense, telephone, amortization expense, other losses, executive deferred compensation, and deferred reserves for unadvanced credit instruments, were offset by increases in accounts receivable finance administration expenses, office supplies, travel and entertainment, customer relations, software amortization, minority interest expense and expenses related to listing our stock on the American Stock Exchange.

Income Taxes.  Income tax expense decreased from $2.536 million during the nine month period ended September 30, 2003 to $2.203 million during the nine month period ended September 30, 2004. The decrease in income tax expense was due to an increase in tax-exempt income and a general decrease in taxable income. Similarly, our effective tax rate decreased between periods, from 28.0% in the nine month period ended September 30, 2003 to 25.9% in the nine month period ended September 30, 2004. This was due to a higher percentage of our pre-tax earnings being generated from tax-exempt sources.

F.  Liquidity

Liquidity describes our ability to meet financial obligations in the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund our current and planned expenditures. We are committed to maintaining a strong liquidity position. Accordingly, we monitor our liquidity position on a daily basis through our daily funds management process. This includes:

•	maintaining the appropriate levels of currency throughout our branch system to meet the daily cash needs of our customers,

•	balancing our mandated deposit or “reserve” requirements at the Federal Reserve Bank of New York,

•	maintaining adequate cash balances at our correspondent banks, and

•	assuring that adequate levels of federal funds sold, liquid assets, and borrowing resources are available to meet obligations including reasonably anticipated daily fluctuations.

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment every 90 days to estimate current and future sources and uses of liquidity. The 90-day sources and uses assessment is reviewed by our Asset and Liability Committee (“ALCO”). The ALCO, based on this assessment and other data, determines our future funding or investment needs and strategies. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

Source of Funding
•	Currency*
•	Federal Reserve and Correspondent Bank Balances*
•	Federal Funds Sold*
•	Loan and Investment Principal and Interest Payments*
•	Investment Security Maturities and Calls*
•	Demand Deposits & NOW Accounts*
•	Savings & Money Market Deposits*
•	Certificates of Deposit and Other Time Deposits*
•	Repurchase Agreements*
•	FHLBNY Advances / Lines of Credit*
•	Sale of Available for Sale Investment Securities
•	Brokered Deposits
•	Correspondent Lines of Credit
•	Fed. Reserve Discount Window Borrowings
•	Sale of Loans
•	Proceeds from Issuance of Equity Securities
•	Branch Acquisition
•	Cash Surrender Value of Bank Owned Life Insurance

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	September 30, 2004	December 31, 2003
Dollars in Thousands
Cash and Cash Equivalents	$19,578	$19,890
Available for Sale Investment Securities at Estimated Fair Value less Securities pledged for State and Municipal Deposits and Borrowings	$75,383	$106,933
Total Loan to Total Asset Ratio	51.63%	49.50%
FHLBNY Remaining Borrowing Capacity	$13,607	$18,314
Correspondent Bank Lines of Credit	$10,000	$10,000

Although there was a general decline in our liquidity measures between September 30, 2004 and December 31, 2003, we maintained sufficient levels of liquidity in both periods to meet anticipated funding needs. The anticipated principal repayments on existing loans and investment securities, as well as the anticipated deposit retention levels provide us with an adequate amount of liquidity. Furthermore, the substantial majority of the unencumbered available-for-sale investment securities are highly liquid and could be sold immediately or pledged for borrowing purposes to meet our anticipated or unanticipated loan and other funding requirements.

In addition to the above liquidity measures, at September 30, 2004 and December 31, 2003 we had $14.8 million and $14.4 million, respectively, of cash surrender value in our bank-owned life insurance portfolio. These policies could be terminated and surrendered for cash upon our demand.

Our commitments to extend credit and standby letters of credit increased by $10.0 million or 16.9% between December 31, 2003 to September 30, 2004. At September 30, 2004 commitments to extend credit and standby letters of credit were $69.1 million, as compared to $59.1 million at December 31, 2003. Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly and therefore are not expected to materially impact our liquidity.

We recognize that deposit flows and loan and investment prepayment activity are effected by the level of interest rates, the interest rates and products offered by competitors, and other factors. Based on our deposit retention experience, anticipated levels of regional economic activity, particularly moderate levels of loan demand within our primary market area, and current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our current funding commitments for several quarters prospectively.

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

At September 30, 2004 stockholders’ equity was $67.372 million, $3.068 million or 4.8% above December 31, 2003 stockholders’ equity of $64.304 million. The increase in stockholders’ equity was primarily due to an increase in retained earnings totaling $3.104 million.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of “Tier 1” capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of stockholders’ equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company’s allowance for loan losses. Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at September 30, 2004 and December 31, 2003. The Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at September 30, 2004 were 12.75% and 14.00%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of September 30, 2004, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was $9.530 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

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

Ultimately, the Company’s Board of Directors is responsible for monitoring and managing market and interest rate risk. The Board accomplishes this objective by annually reviewing and approving an Asset and Liability Management Policy, which establishes broad risk limits and delegates responsibility to carry out asset and liability oversight and control to the Directors’ Loan and Investment Committee and management’s ALCO.

We manage several different forms of interest rate risk. The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities. The second is basis risk. Basis risk is the risk associated with non-correlated changes in different interest rates. For example, we price many of our adjustable rate commercial loans (an asset) using the Prime Rate as a basis, while some of our deposit accounts (a liability) are tied to Treasury security yields. In a given timeframe, the Prime rate might decrease 2% while a particular Treasury security might only decrease 1%. If this were to occur, our yield on Prime based commercial loans would decrease by 2%, while the cost of deposits might only decrease by 1% negatively affecting net interest income and net interest margin. The third risk is option risk. Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial and commercial real estate loans, consumer loans, mortgage backed securities, and callable agency or municipal investment securities. The Bank’s customers generally have alternative financing sources (or options) to refinance their existing debt obligations with other financial institutions. When interest rates decrease, many of these customers exercise this option and refinance at other institutions and prepay their loans with us, which requires us to reinvest the prepaid funds in lower yielding investments and loans. The same type of refinancing activity also accelerates principal payments on mortgage-backed securities held by the Bank. Municipal investment securities and agency securities are issued with specified call dates and call prices and are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

Measuring and managing interest rate risk is a dynamic process that the Bank’s management must continually perform to meet the objective of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank’s interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of “shocking” the current Balance Sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earnings and the market value of the Bank’s equity. The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment / replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, the model assumes it will take 6 months for a 3.00% shift to take place. This is also known as a “ramped” interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning October 1, 2004 and ending September 30, 2005 under ramped shock scenarios.

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Stockholders’ Equity
-2.00%	2.75%	$23,496	($2,088)	-8.16%	-3.10%
-1.00%	3.75%	$24,212	($1,372)	-5.36%	-2.04%
No change	4.75%	$25,584	—	—	—
1.00%	5.75%	$24,892	($692)	-2.70%	-1.03%
2.00%	6.75%	$24,757	($827)	-3.23%	-1.23%
3.00%	7.75%	$25,527	($57)	-0.22%	-0.08%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions were approved by the Bank’s ALCO and were based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decrease by $827 thousand or –1.23% of total stockholders’ equity in a +2.00% ramped interest rate shock. Similarly, we project that net interest income would decrease by $2.088 million or –3.10% of total stockholders’ equity in a –2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or –2.00% ramped interest rate shock to –5.00% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But, generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to counter-balance interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 22% of our total assets were invested in adjustable rate loans and investments at September 30, 2004.

ITEM 4:  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II – OTHER INFORMATION

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2004 the rights of holders of our registered securities were not modified; nor were any other class of security issued that could materially limit or qualify our registered securities.

On August 27, 2004 we announced that our Board of Directors approved a stock repurchase program, which authorizes the purchase, at the discretion of management, of up to $1,500,000 of the Company’s common stock. All shares repurchased under the repurchase program will be made in the open market or through private transactions and will be limited to one transaction per week, and shall be conducted exclusively through Merrill Lynch, a registered broker-dealer. All such purchases shall be effected in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, and the rules and regulations of the American Stock Exchange. The following table summarizes the shares repurchased by us under this repurchase program during the three month period ended September 30, 2004:

Share Repurchases:

Month / Year	Total Shares Repurchased	Average Price Paid per Share	Total Cost (1)	Remaining Share Repurchase Authority

July 2004	0	$—	$—	$1,500,000
August 2004	0	—	—	1,500,000
September 2004	4,300	$12.10	$52,030	$1,447,970

Totals	4,300	$12.10	$52,030

(1) Excludes brokerage commissions paid by the Company.

All shares purchased by the Company in the three month period ended September 30, 2004 were purchased under the publicly announced program.

ITEM 3:  Defaults Upon Senior Securities

The Company did not default on any senior securities during the three month period ended September 30, 2004.

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

(a) See Exhibit Index to this Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Alfred S. Whittet	Dated:	11/04/2004
Alfred S. Whittet President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Dated:	11/04/2004
Joseph E. Sutaris Treasurer and Chief Financial Officer

EXHIBIT INDEX

No.	Document

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350