Form 10-K
period 2004-12-31
Wilber CORP
filed 2005-03-25
CIK 709942

================================================================================

                           ANNUAL REPORT ON FORM 10-K

                                     to the

                       SECURITIES AND EXCHANGE COMMISSION

                                       of

                             THE WILBER CORPORATION
                      for the Year-Ended December 31, 2004

================================================================================

                       This page intentionally left blank

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

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

Based upon the closing price of the registrant's common stock as of June 30, 2004, the aggregate value of the voting stock, common stock, $0.01 par value per share held by non-affiliates of the registrant was $84.3 million. Although Directors, and Executive Officers of the registrant and Wilber National Bank were assumed to be "affiliates" for the purposes of this calculation, the classification is not to be interpreted as an admission of such status. There were no classes of non-voting common stock authorized on June 30, 2004.

The number of shares of common stock outstanding on March 11, 2005 was 11,178,092.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 23, 2005 are incorporated by reference.

                       This page intentionally left blank


2-K

                             THE WILBER CORPORATION
                                    FORM 10-K
                                      INDEX

FORWARD-LOOKING STATEMENTS

                                     PART I
                                     ------

ITEM 1:     BUSINESS
------

            A.    General
            B.    Market Area
            C.    Lending Activities
                        a.    Loan Products and Services
                        b.    Loan Approval Procedures and Authority
                        c.    Credit Quality Practices
            D.    Investment Securities Activities
            E.    Sources of Funds
            F.    Electronic and Payment Services
            G.    Trust and Investment Services
            H.    Insurance Services
            I.    Supervision and Regulation
                        a.    The Company
                        b.    The Bank
                        c.    Subsidiaries
            J.    Competition
            K.    Legislative Developments

ITEM 2:     PROPERTIES
------

ITEM 3:     LEGAL PROCEEDINGS
------

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

                                     PART II
                                     -------

ITEM 5:     MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
------      AND ISSUER PURCHASES OF EQUITY SECURITIES

            A.    Market Price and Dividends on Common Stock
            B.    Unregistered Sale of Securities (not applicable)
            C.    Repurchases of Equity Securities

ITEM 6:     SELECTED FINANCIAL DATA
------

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------      RESULTS OF OPERATIONS

            A.    General
            B.    Performance Overview
            C.    Financial Condition
                        a.    Recent Developments
                        b. Comparison of Financial Condition at December 31, 2004 and December 31, 2003
            D.    Results of Operations
                        a.    Comparison  of  Operating  Results  for the  Years
                                Ended December 31, 2004 and December 31, 2003
                        b.    Comparison  of  Operating  Results  for the  Years
                                Ended December 31, 2003 and December 31, 2002
            E.    Liquidity
            F.    Capital Resources and Dividends


                                                                             3-K

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------      FINANCIAL DISCLOSURE

ITEM 9A:    CONTROLS AND PROCEDURES
-------

ITEM 9B:    OTHER INFORMATION
-------

                                    PART III
                                    --------

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

            A.    Directors of the Registrant
            B.    Executive Officers of the Registrant Who Are Not Directors
            C.    Compliance With Section 16(a)

ITEM 11:    EXECUTIVE COMPENSATION
-------

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------     RELATED STOCKHOLDER MATTERS

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------

                                     PART IV
                                     -------

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-------


4-K

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


                                                                             5-K

                                     PART I
                                     ------

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

The business of the Company consists primarily of the ownership, supervision and control of the Bank. The Bank is chartered by the Office of the Comptroller of the Currency ("the OCC"), and its deposits are insured up to the applicable limits of the Federal Deposit Insurance Corporation ("the FDIC"). The Company, through the Bank and the Bank's subsidiaries (collectively "we" or "our"), offers a full range of commercial and consumer financial products including business, municipal, mortgage and consumer loans, deposits, trust and investment services, and insurance. We serve our customers through nineteen (19) full service branch banking offices located in Otsego, Delaware, Schoharie, Chenango, Ulster, and Broome counties, New York, an ATM network, and electronic / Internet banking services. In addition, we operate an insurance sales office located in Walton, New York (Delaware County) and a representative loan production banking office in Kingston, New York (Ulster County). The Bank's main office is located at 245 Main Street, Oneonta, New York 13820 (Otsego County). We employed 228 full-time equivalent employees at December 31, 2004. Our website address is www.wilberbank.com.

The Bank's subsidiaries include Wilber REIT, Inc., Western Catskill Realty, LLC and Mang-Wilber, LLC. Wilber REIT, Inc. is wholly - owned by the Bank and primarily holds mortgage related assets. Western Catskill Realty, LLC is a wholly - owned real estate holding company, which primarily holds foreclosed real estate. Mang-Wilber, LLC is the Bank's insurance agency subsidiary, which is operated under a joint venture arrangement with a regional insurance agency. At December 31, 2004, the Bank owned a 63.1% membership interest in Mang-Wilber, LLC.

Our principal business is to act as a financial intermediary in the communities we serve by obtaining funds through customer deposits and institutional borrowings, lending the proceeds of those funds to our customers, and investing excess funds in debt securities and short-term liquid investments. Our funding base consists of deposits derived principally from the central New York communities which we serve. To a lesser extent, we borrow funds from institutional sources, principally the Federal Home Loan Bank of New York ("FHLBNY"). We target our lending activities to consumers and municipalities in the immediate geographic areas and to small and mid-sized businesses in the immediate geographic areas and broader statewide region. Our investment activities primarily consist of purchases of high-quality U.S. Treasury, U.S. Government Agency ("GinnieMae"), U.S. Government Sponsored Entities ("FannieMae" and "FreddieMac"), municipal, mortgage-backed and high quality corporate debt instruments. Through our Trust and Investment Division, we provide personal trust, agency, estate administration and retirement planning services for individuals, as well as custodial and investment management services to institutions. We also offer stocks, bonds and mutual funds through a third party broker-dealer firm. Through Mang-Wilber, LLC, we offer a full line of life, health and property and casualty insurance products.

B. Market Area

We primarily operate in the small town and rural markets to the north and west of the Catskill Mountains in central New York. The regional economy is driven by small not-for-profit organizations; farming; hospitals; small, independently owned retailers, restaurants and motels; light manufacturing; several small colleges; and tourism. The National Baseball Hall of Fame (Cooperstown, New
York), the National Soccer Hall of Fame (Oneonta, New York), several youth sport camps, and outdoor recreation such as camping, hunting, fishing, and skiing bring seasonal activity to several communities within our market area. The Bank's main office in Oneonta, New York is approximately 70 miles southwest of Albany, New York, the state's capital, and 180 miles northwest of New York City.

Our primary market area consists of four rural counties in central New York, namely Otsego, Delaware, Schoharie and Chenango Counties. The estimated population of our four county primary market area is 192,000. Between the 1990 and 2000 U.S. Government census, the area population increased by less than 1%. Approximately 15.9% of the individuals that reside in our four county primary market area are over the age of 65, as compared to a national average of 12.4%. In 1999 (the latest available statistics) the per capita income for the four county region was approximately $17,002. This is


6-K
approximately 79% of the United States national average for 1999 of $21,587 and 73% of the New York State average of $23,389 for the same period. Private non-farm employment increased by less than 1% between 1990 and 1999 from 47,604 jobs in 1990 to 47,979 jobs in 1999. Management believes the demographic profile of the primary market area in which we operate has not materially changed through 2004.

We also operate one full-service branch office in Ulster County, New York. Although the demographic profile of that county differs from our primary four county market, the town in which we operate our branch is similar to our primary market. The full-service branch located in Johnson City, New York (Broome County) and the representative loan production office located in Kingston, New York (Ulster County) operate in more densely populated markets.

C. Lending Activities

General. The Company, through the Bank, engages in a wide range of lending activities, including commercial lending primarily to small and mid-sized
businesses;   mortgage  lending  for  1-4  family  and  multi-family  properties including home equity loans; mortgage lending for commercial properties; consumer installment and automobile lending and to a lesser extent agricultural lending.

Over the last several decades we have implemented lending strategies and policies that are designed to provide flexibility to meet customer needs, while minimizing losses associated with borrowers' inability or unwillingness to repay loans. The loan portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees. We do not commonly grant unsecured loans to our customers. Annually, we utilize the services of an outside consultant to conduct on-site reviews of the larger, more complex commercial real estate and commercial loan portfolios to ensure adherence to underwriting standards and loan policy guidelines.

We periodically participate in loan participations with other banks or financial institutions both as an originator and as a participant. A participation loan is generally formed when the aggregate size of a single loan exceeds the originating bank's regulatory maximum loan size or a self-imposed loan limit. We typically make participation loans for commercial or commercial real estate purposes. Although we do not always maintain direct contact with the borrower, credit underwriting procedures and credit monitoring practices associated with participation loans are identical in all material respects to those practices and procedures followed for loans that we originate, service and hold for our own account. We typically buy participation loans from other commercial banks operating within New York State with whose management we are familiar. Our total participation loans represent less than 10% of the total loans outstanding and are comprised of approximately 20 borrowers.

If deemed appropriate for the borrower and for the Bank, we place certain loans in Federal, State or Local Government agency or government sponsored loan programs. These placements often help reduce our exposure to credit losses and often provide our borrowers with lower interest rates on their loans.

a. Loan Products and Services

Residential Real Estate. We originate and hold residential real estate loans for our loan portfolio. The terms on these loans are typically 15 - 30 years and are usually secured by a first lien position on the home of the borrower. We offer both adjustable rate and fixed rate loans and provide monthly and bi-weekly payment options. Our 1-4 family residential loan portfolio primarily consists of owner-occupied, primary residence properties and to a lesser extent rental properties for off-campus student housing, which surround each of the local colleges. Our property appraisal process, debt-to-income limits for borrowers, and established loan-to-value limits dictate our residential real estate lending practices.

To be more competitive in the interest-rate sensitive 15 to 30-year fixed rate residential mortgage market, we also originate loans on behalf of a nationally recognized bank. During 2002 we entered into an agreement with this bank to originate residential real estate loans as their agent.

We originate and retain home equity loans. Our home equity loans are typically granted as adjustable rate lines of credit. The interest rate on the line of credit adjusts twice per year and is tied to the Wall Street Journal Prime loan rate. The loan terms generally include a 2nd lien position on the borrower's residence and a 10-year interest only repayment period. At the end of a 10-year term, the home equity line of credit is either renewed by the borrower or placed on a scheduled principal and interest payment plan by the Bank.

Commercial Real Estate. We originate commercial real estate loans to finance the purchase of developed real estate. To a lesser extent, we will also provide financing for the construction of commercial real estate. Our commercial real estate loans are typically larger than those made for residential real estate. The loans are often secured by properties whose tenants include "Main Street" type small businesses, retailers and motels. We also finance properties for commercial


                                                                             7-K
office and owner-occupied manufacturing space. Our commercial real estate loans are usually limited to a maximum repayment period of 20 years. Most of our commercial real estate loans are fully collateralized and further secured by the personal guarantees of the property owners. Construction loans are generally granted as a line of credit whose term does not exceed 12 months. We typically advance funds on construction loans based upon an advance schedule, to which the borrower agrees, and physical inspection of the premises.

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

Lines-of-credit are typically provided to meet the short-term working capital needs of the borrowers for inventory and other seasonal aspects of their business. We also offer a "cash management" line of credit that is tied to a borrower's primary demand deposit operating account. Each day, on an automated basis, the borrower's line of credit is paid down with the excess operating funds available in the primary operating account. Upon complete repayment of the line-of-credit, excess operating funds are invested in securities on a short-term basis, usually overnight, through a securities repurchase agreement between the Bank and the customer.

Demand loans and time notes are often granted to borrowers to provide short term or "bridge" financing for special orders, contracts or projects. These loans are often secured with a lien on business assets, liquid collateral and/or personal guarantees.

On a limited basis we also provide inventory financing or "floor plans" for automobile dealers. Floor plan lines of credit create unique risks that require close oversight by the Bank's lending personnel. Accordingly, we have developed special procedures for floor plan lines of credit to assure the borrower maintains sufficient inventory collateral at all times.

In 1997 we began offering accounts receivable financing to qualified borrowers through affiliation with a third party vendor specializing in this type of financing. The program allows business customers to borrow funds from the Bank by assigning their accounts receivable to the Bank for billing and collection. The program is supported by limited fraud and credit insurance.

Commercial loans and commercial real estate loans generally involve a higher degree of risk and are more complex than residential mortgages and consumer loans. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. Commercial loan repayment and interest terms are often established to meet the unique needs of the borrower and the characteristics of the business. Typically payments on commercial real estate are dependent upon leases whose terms are shorter than the borrower's repayment period. This places significant reliance upon the owner's successful operation and management of the property. Accordingly, the borrower and we must be aware of the risks that affect the underlying business including, but not limited to, economic conditions, competition, product obsolescence, inventory cycles, seasonality and the business owner's experience and expertise.

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

Consumer Loans. We offer a variety of consumer loans to our customers. These loans are usually provided to purchase a new or used automobile, motorcycle or recreational vehicle or to make a home improvement. We also make personal loans to finance the purchase of consumer durables or other needs of our customers. The consumer loans are generally offered for a shorter term than residential mortgages because the collateral typically has an estimated useful life of 5 to 10 years and tends to depreciate rapidly. Automobile loans comprise the largest portion of our consumer loan portfolio. The financial terms of our automobile loans are determined by the age and condition of the vehicle and the ability of the borrower to make scheduled principal and interest payments on the loan. We obtain a lien on the vehicle and collision insurance policies are required on these loans. Although we lend directly to borrowers, the majority of our


8-K
automobile loans are originated through auto dealerships within our primary market area. We commonly refer to these as indirect automobile or indirect installment loans.

We also provide an overdraft line of credit product called ChequeMate, which provides our customers with an option to eliminate overdraft fees should they make an error in balancing their checking account. Our Chequemate lines of credit are typically unsecured and are generally limited to less than $4,000 per account.

b. Loan Approval Procedures and Authority

General. The Bank's Board of Directors delegates the authority to provide loans to borrowers through the Bank's loan policy. The policy is modified, reviewed and approved on an annual basis to assure that lending policies and practices meet the needs of borrowers, mitigate perceived credit risk, and reflect current economic conditions. Currently, we use a four (4) tier structure to approve loans. First, the full Board of Directors of the Bank has authority to approve single loans or loans to any one borrower up to the Bank's legal lending limit, which was $10.2 million at December 31, 2004. The full Board of Directors also approves loans made to members of the Board of Directors, their family members, and their related businesses when the total loans exceed $500,000. When conditions merit, the Board of Directors is also authorized to make exceptions to our loan policy.

Second, the Board of Directors, as required by the Bank's by-laws, appoints a Loan and Investment Committee. The Loan and Investment Committee must be comprised of at least three (3) outside directors and meets on an as-needed basis, generally bi-weekly. Its lending authority is limited to 50% of the Bank's legal lending limit, which is approximately $5.1 million. The Committee may also make loans up to 100% of the Bank's legal lending limit if the loan is secured by readily marketable collateral such as stocks and bonds. The Loan and Investment Committee is also responsible for ratifying and affirming all loans made that exceed $25,000, approving collateral releases, authorizing charge-offs in excess of $7,500, and annually reviewing all lines of credit that exceed the lending limit of the Officers' Loan Committee. The actions of the Loan and Investment Committee are reported to and ratified by the full Board of Directors each month.

Third, the Board of Directors has authorized the creation of the Officers' Loan Committee. The Officers' Loan Committee is comprised of five (5) voting members, the Bank's Chief Executive Officer, President & Chief Operating Officer, the Chief Credit Officer, the Senior Lender, and the manager of the Credit Department. The Officers' Loan Committee may approve secured and unsecured loans up to 15% of the Bank's legal lending limit (approximately $1.5 million) and loans up to 100% of the Bank's legal lending limit if the loan is secured by readily marketable collateral. The Committee also has the authority to adjust loan rates from time to time as market conditions dictate. Loan charge-offs up to $7,500 and collateral releases within prescribed limits established by the Board of Directors are also approved by the Officers' Loan Committee. All actions of the Officers' Loan Committee are reported to the Loan and Investment Committee for ratification.

Fourth, through the loan policy, individual loan officers are provided specific loan limits by category of loan. Each officer's lending limits are determined based on the individual officer's experience, past credit decisions, and expertise.

Our goal for the loan approval process is to provide adequate review of loan proposals while at the same time responding quickly to customer requests. We complete a credit review and maintain a credit file for each borrower. The purpose of the file is to provide the history and current status of each borrower's relationship and credit standing, so that a loan officer can quickly understand the borrower's status and make a fully informed decision on a new loan request. We require that all business borrowers submit audited, reviewed, internal financial statements or tax returns no less than annually.

Loans to Directors and Executive Officers. Loans to members of the Board of Directors (and their related interests) are granted under the same terms and conditions as loans made to unaffiliated borrowers. Any fee that is normally charged to other borrowers is also charged to the members of the Board of Directors. Loans to Executive Officers are limited by banking regulations. There is no regulatory loan limit established for Executive Officers to purchase, construct, maintain or improve a residence or finance the education of a dependent. However, any loans to Executive Officers which are not for the construction, improvement, or purchase of a residence, or not used to finance a child's education, or not secured by readily marketable investment collateral, are limited to a maximum of $100,000. In addition, we require that all loans made to Executive Officers be reported to the Board of Directors at the next Board of Directors meeting.

c. Credit Quality Practices

General. One of our key objectives is to maintain strong credit quality of the Bank's loan portfolio. We strive to accomplish this objective by maintaining a diversified mix of loan types, limiting industry concentrations, and monitoring regional economic conditions. In addition, we use a variety of strategies to protect the quality of individual loans within the loan portfolio during the credit review and approval process. We evaluate both the primary and secondary sources of repayment and complete financial statement review and cash flow analysis for commercial borrowers. We also generally


                                                                             9-K
require personal guarantees on small business loans, cross-collateralize loan obligations, complete on-site inspections of the business, and require the company to adhere to financial covenants. Similarly, in the event a modification to an outstanding loan is requested, we reevaluate the loan under the proposed terms prior to making the modification. If we approve the modification, we often secure additional collateral or impose stricter financial covenants. In the event a loan becomes delinquent, we follow collection procedures to assure repayment. If it becomes necessary to repossess or foreclose on collateral, we strive to execute the proceedings in a timely manner and dispose of the repossessed or foreclosed property quickly to minimize the level of non-performing assets, subsequent asset deterioration, and costs associated with monitoring the collateral.

Delinquent Loans and Collection Procedures. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. Our Chief Credit Officer continuously monitors the past due status of the loan portfolio.
Individual delinquencies are reported to the Directors' Loan and Investment Committee at each meeting and the overall delinquency levels to the Board of
Directors at least quarterly. Separate collection procedures have been established for residential mortgage, consumer, and commercial and commercial real estate loans.

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

Allowance for Loan Loss. The allowance for loan losses is an amount, which, in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. We continually monitor the allowance for loan losses to determine its reasonableness. At each quarter end our Chief Credit Officer prepares a formal assessment of the allowance for loan losses and submits it to the full Board of Directors to determine the adequacy of the allowance. The allowance is determined based upon numerous considerations. For the consumer, residential mortgage and small commercial loans, we consider local economic conditions, the growth and composition of the loan portfolio, the trend in delinquencies and the trend in loan charge-offs and non-performing loans. Based on these factors, we estimate the probable or "embedded" losses in the loan portfolio. On large commercial loans, we take into consideration the specific characteristics of the loan including the borrower's payment history, business conditions in the borrower's industry, the collateral and guarantees


10-K
securing the loan, and our historical experience with similarly structured loans. We then assign an estimated loss percentage based on these characteristics. The adequacy of our allowance for loan losses is also reviewed by the OCC on a periodic basis. Its comments and recommendations are factored into the determination of the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses, which is recorded as an expense on our income statement. Charge-offs are recorded as a reduction in the allowance for loan losses. Recoveries are recorded as an increase in the allowance for loan losses.

Non-Performing Loans. There are three categories of non-performing loans, (i) those 90 or more days delinquent and still accruing interest, (ii) non-accrual loans, and (iii) troubled debt restructured loans ("TDR"). We place individual loans on non-accrual status when timely collection of contractual principal and interest payments is doubtful. This generally occurs when a loan becomes ninety
(90) days delinquent. When deemed prudent, however, we will place loans on non-accrual status before they become 90 days delinquent. Upon being placed on non-accrual status, we reverse all interest accrued in the current year against interest income. Interest accrued and not collected from a prior year is charged-off through the allowance for loan losses. If ultimate repayment of a non-accrual loan is expected, any payments received may be applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on the non-accrual loan is applied to principal until ultimate repayment becomes expected.

A loan is considered to be a TDR when we grant a special concession to the borrower because the borrower's financial condition has deteriorated to the point where servicing the original loan under the original terms becomes difficult or challenges the financial viability of the business. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other similar modifications to the original terms. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from TDR status after a period of performance.

Our goal is to minimize the number of non-performing loans because of their negative impact on the Company's earnings.

Foreclosure and Repossession. At times it becomes necessary to foreclose or repossess property that a delinquent borrower pledged as collateral on a loan. Upon concluding foreclosure or repossession procedures, we take title to the collateral and attempt to dispose of it in the most efficient manner possible. Real estate properties formerly pledged as collateral on loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure are called Other Real Estate Owned (hereinafter referred to as "OREO"). OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Write-downs from the unpaid loan balance to fair value are charged to the allowance for loan losses.

Loan Charge-Offs. We charge off loans or portions of loans that we deem non-collectible and can no longer justify carrying as an asset on the Bank's balance sheet. We determine if a loan should be charged-off by analyzing all possible sources of repayment. Once the responsible Loan Officer or designated Collections Department personnel determines the loan is not collectible, he/she completes a "Recommendation for Charge-off" form, which is subsequently reviewed and approved by the Bank's Loan and Investment Committee (or by the Officers' Loan Committee for charge-offs less than $7,500).

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


                                                                            11-K

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

The investment securities we hold are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which the investment securities were acquired and are being held. Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity. These securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss. We hold the majority of our investment securities in the available-for-sale category.

On a daily basis we buy and sell overnight federal funds to and from our correspondent banks. Federal funds are unsecured general obligations of the purchasing bank and therefore subject to credit risk. To mitigate this risk, we monitor the financial strength of our correspondent banks on a continuous basis. Financial strength rating reports of each correspondent bank are reviewed by the Bank's management on a quarterly basis.

From time to time we purchase and hold certificates of deposit with banks domiciled in the United States. These obligations are all insured by the FDIC.

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

Deposits. We offer a variety of deposit accounts to our customers. The fees, interest rates and terms of each deposit product vary to meet the unique needs and requirements of our depositors. Presently, we offer a variety of accounts for consumers, businesses, not-for-profit organizations and municipalities including: demand deposit accounts, interest bearing transaction accounts, money market accounts, statement savings accounts, passbook savings accounts and fixed and variable rate certificates of deposit. The majority of our deposit accounts are owned by individuals and businesses who reside near our branch locations. Municipal deposits are generally derived from the local and county taxing authorities, school districts near our branch locations and, to a limited degree, New York State public funds. Accordingly, deposit levels are dependent upon regional economic conditions, as well as more general national and statewide economic conditions, local competition and our pricing decisions.

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

We also utilize repurchase and resale agreements to fund our loan and investment activities. Repurchase / resale agreements are contracts for sale of securities owned or borrowed by us, with an agreement with the counter party to repurchase those securities at an agreed upon price and date. In addition, when necessary, we borrow overnight federal funds from other banks or borrow monies from the Federal Reserve Bank's discount window.

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


12-K

F. Electronic and Payment Services

General. We offer a variety of electronic services to our customers. Most of the services are provided for convenience purposes and are typically offered in conjunction with a deposit or loan account. Certain electronic and payment services are provided using marketing arrangements and third party services, branded with the Bank's name. These services often provide us with additional sources of fee income or reduce our operating and transaction expenses. Our menu of electronic and payment services include point of sale transactions, debit card payments, ATMs, merchant credit and debit card processing, Internet banking, Internet bill pay services, voice response, wire transfer services, automated clearing house services, direct deposit of Social Security and other payments, loan autodraft payments, and cash management services.

G. Trust and Investment Services

General. We offer various personal Trust and Investment services through our Trust and Investment Division, including both fiduciary and custodial services. At December 31, 2004 and December 31, 2003 we had $322.248 million and $332.442 million respectively of assets under management in the Bank's Trust and Investment Division. The following chart summarizes the Trust and Investment Division assets under management as of the dates noted:

Trust Assets Summary Table:

            -------------------------------------------------------------------------------------------------
                                                                               December 31,
                                                              -----------------------------------------------
                                                                      2004                      2003
                                                              -----------------------------------------------
                                                                          Estimated                 Estimated
                                                              Number of     Market      Number of      Market
            dollars in thousands                              Accounts       Value      Accounts       Value
            -------------------------------------------------------------------------------------------------
            Trusts                                               337       $176,371        320       $198,166
            -------------------------------------------------------------------------------------------------
            Estates                                                8          1,851          6          2,954
            -------------------------------------------------------------------------------------------------
            Custodian, Investment Management and Others          221        144,026        212        131,322
            -------------------------------------------------------------------------------------------------
            Total                                                566       $322,248        538       $332,442
            -------------------------------------------------------------------------------------------------

We also provide investment services through a third party provider, INVEST Financial Corp., for the purchase of mutual funds and annuities.

H. Insurance Services

General. In 1998, the Bank established an insurance agency through a joint venture with a regional independent insurance agency. The agency, Mang-Wilber, LLC, is licensed to sell, within New York State, various insurance products, including life, health, property and casualty insurance products to both consumers and businesses. The principal office of the agency is in Sidney, New York with satellite sales offices in Oneonta, New York (the Bank's main office), and Walton, New York (doing business as Mang-Sholes Insurance). Mang - Wilber LLC also owns a two-thirds interest in a specialty-lines agency in Clifton Park (Saratoga County), New York.

We offer credit life and disability insurance through an affiliation with the New York Bankers Association. The insurance is typically offered to and purchased by consumers securing a mortgage or consumer loan through the Bank. In addition, we offer title insurance through New York Bankers Title Agency East, LLC. Title insurance is sold in conjunction with origination of residential and commercial mortgages. We own an interest in New York Bankers Title Agency East, LLC and receive profit distributions based upon the overall performance of the agency.

I. Supervision and Regulation

Set forth below is a brief description of certain laws and regulations governing the Company, the Bank and its subsidiaries. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

a. The Company

Bank Holding Company Act. The Company is a bank holding company registered with, and subject to regulation and examination by, the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to the


                                                                            13-K

BHCA, as amended. The Federal Reserve Board regulates and requires the filing of reports describing the activities of bank holding companies and conducts periodic examinations to test compliance with applicable regulatory requirements. The Federal Reserve Board has enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require a bank holding company to divest subsidiaries.

The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without the prior approval of the Federal Reserve Board. The BHCA further generally precludes a bank holding company from acquiring direct or indirect ownership or control of any non-banking entity engaged in any activities other than those which the Federal Reserve Board has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. Some of the activities that have been found to be closely related to banking are: operating a savings association, mortgage company, finance company, credit card company, factoring company or collection agency; performing certain data processing services; providing investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; real and personal property leasing; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; and providing tax planning and preparation and check guarantee services.

Under provisions of the BHCA enacted as part of the Gramm-Leach-Bliley Act of 1999, a bank holding company may elect to become a financial holding company ("FHC") if all of its depository institution subsidiaries are well-capitalized and well-managed under applicable guidelines, as certified in a declaration filed with the Federal Reserve Board. In addition to the activities listed above, FHC's may engage, directly or through a subsidiary, in any activity that the Federal Reserve Board, by regulation or order, has determined to be financial in nature or incidental thereto, or is complementary to a financial activity and does not pose a risk to the safety and soundness of depository institutions or the financial system. Pursuant to the BHCA, a number of activities are expressly considered to be financial in nature, including insurance and securities underwriting and brokerage. The Company has not elected to become a FHC but continues to evaluate the opportunities presented by FHC registration.

The BHCA generally permits a bank holding company to acquire a bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located, subject to deposit concentration limits and state laws prescribing minimum periods of time an acquired bank must have been in existence prior to the acquisition.

A bank holding company must serve as a source of strength for its subsidiary bank. The Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank. The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis), which are substantially similar to the FDIC-mandated capital adequacy guidelines applicable to the Bank.

Federal Securities Law. The Company is subject to the information, reporting, proxy solicitation, insider trading, and other rules contained in the Securities Exchange Act of 1934 (the "Exchange Act") and the regulations of the SEC thereunder.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Company is subject to the Sarbanes-Oxley Act. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Specifically, the Sarbanes-Oxley Act: (i) creates a new federal accounting oversight body; (ii) revamps auditor independence rules;
(iii) enacts new corporate responsibility and governance measures; (iv) enhances disclosures by public companies, their directors and executive officers; (v) strengthens the powers and resources of the SEC; and (vi) imposes new criminal and civil penalties for securities fraud and related wrongful conduct. The SEC has adopted in final form substantially all of the new regulations Congress directed it to adopt in the Sarbanes-Oxley Act, including: new standards of independence for directors who serve on the Company's Audit Committee; disclosure requirements as to whether at least one member of the Company's Audit Committee qualifies as a "financial expert" as defined in the SEC regulations and whether the Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer or those persons performing similar functions; and disclosure requirements regarding the operations of board nominating committees and the means, if any, by which security holders may communicate with directors.

b. The Bank

General. The Bank is a national bank subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or


14-K
sale  of  branch  offices.   This  regulatory  structure  gives  the  regulatory
authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

The following discussion is not, and does not purport to be, a complete description of the laws and regulations applicable to the Bank. Such statutes and regulations relate to required reserves, investments, loans, deposits, issuances of securities, payments of dividends, establishment of branches and other aspects of the Bank's operations. Any change in such laws or regulations by the OCC, the FDIC or Congress could materially adversely affect the Bank.

Business Activities. The Bank's lending, investment, deposit and other powers derive from the National Bank Act and OCC regulations. These powers are also governed to some extent by the FDIC under the Federal Deposit Insurance Act and FDIC regulations. The Bank may make mortgage loans, commercial loans and consumer loans, and may invest in certain types of debt securities, and other assets. The Bank may offer a variety of deposit accounts, including savings, certificate (time), demand and NOW accounts.

Transactions with Related Parties. The Federal Reserve Act governs transactions between the Bank and its affiliates. In general, an affiliate of the Bank is any company that controls, is controlled by, or under common control with the Bank. Generally, the Federal Reserve Act limits the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of the Bank's capital stock and surplus, and contains an aggregate limit of 20% of capital stock and surplus for covered transactions with all affiliates. Covered transactions include loans, asset purchases, the issuance of guarantees and similar transactions. The Bank's loans to insiders must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. The loans are also subject to maximum dollar limits and must generally be approved by the Board.

Capital Requirements. Capital adequacy is measured within guidelines defined as either tier 1 capital (primarily shareholders' equity) or tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for banks: the tier 1 leverage ratio and the risk-based requirements. Most banks must maintain a minimum tier 1 leverage ratio of 4%. In addition, tier 1 capital must equal 4% of risk-weighted assets, and total capital (tier 1 plus tier 2) must equal 8% of risk-weighted assets. Federal banking agencies are required to take prompt corrective action, such as imposing restrictions, conditions and prohibitions, to deal with banks that fail to meet their minimum capital requirements or are otherwise in troubled condition. The regulators have also established different capital classifications for banking institutions, the highest being "well capitalized." Under regulations adopted by the federal bank regulators, a banking institution is considered well capitalized if it has a total risk adjusted capital ratio of 10% or greater, a tier 1 risk adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. The Bank qualified as well capitalized at December 31, 2004. See Part II, Item 7.F. entitled "Capital Resources and Dividends" and Note 13 of the Consolidated Financial Statements contained in Part II, Item 8, of this document for additional information regarding the Bank's capital levels.

Payment of Dividends. The OCC regulates the amount of dividends and other capital distributions that the Bank may pay to its shareholders. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits. In general, if the Bank satisfies all OCC capital requirements both before and after a dividend payment, the Bank may pay a dividend to shareholders in any year equal to the current year's net income plus retained net income for the preceding two years. A Bank may not declare or pay any dividend if it is "undercapitalized" under OCC regulations. The OCC also may restrict the Bank's ability to pay dividends if the OCC has reasonable cause to believe that such payment would constitute an unsafe and unsound practice. The Bank is not undercapitalized nor under any special restrictions regarding the payment of dividends.

Community Reinvestment Act, Fair Lending and Consumer Protection Laws. Under the federal Community Reinvestment Act (the "CRA"), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods. The OCC periodically assesses the Bank's compliance with CRA requirements. The Bank received a SATISFACTORY rating for CRA on its last performance evaluation conducted by the OCC as of August 11, 2003.

The Bank must also comply with the federal Equal Credit Opportunity Act and the New York Executive Law, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. In addition, the Bank is subject to a number of federal statutes and regulations implementing them, which are designed to protect borrowers, depositors and other customers of depository institutions. These include the Truth In Lending Act, the Truth In Savings Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfers Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act. The OCC and, in some instances,


                                                                            15-K
other regulators, including the Justice Department, may take enforcement action against institutions that fail to comply with these laws.

Insurance of Deposit Accounts. The Bank is an insured depository institution subject to assessment by, and the payment of deposit insurance premiums to, the FDIC. Deposit insurance premiums are determined by a number of factors, including the institution's capital ratio and supervisory condition. Since the ratio of reserves to insured deposits in the Bank Insurance Fund of the FDIC was at its statutory maximum, the Bank was not required to pay any deposit insurance premiums during 2004, 2003 or 2002. Although the Bank did not pay any premiums during these periods, the FDIC did levy an assessment based on the Bank's deposit accounts under the Deposit Insurance Funds Act of 1996. Under the Deposit Insurance Funds Act, deposits insured by the Bank Insurance Fund ("BIF") such as the deposits of the Bank, are subject to an assessment for payment on bond obligations financing the FDIC's Savings Association Fund ("SAIF"). The rate is adjusted quarterly, depending on the need of the fund. At December 31, 2004, the assessment rate was 1.44 cents per $100 of insured deposits. This compares to 1.54 cents and 1.44 cents per $100 of insured deposit at December 31, 2003 and December 31, 2002, respectively. There can be no assurance that the Bank will continue to not be required to pay deposit insurance premiums. If the Bank is required to pay deposit insurance premiums, this expense could adversely affect the Bank's earnings in future periods.

Federal Reserve System. All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW and Super NOW accounts) and non-personal time accounts. Since these reserves are maintained as vault cash or non-interest-bearing accounts, they have the effect of reducing an institution's earnings. As of December 31, 2004, the Bank was in compliance with applicable reserve requirements.

c. Subsidiaries

The Bank's insurance agency subsidiary, Mang-Wilber LLC, is subject to New York State insurance laws and regulations.

J. Competition

We face competition in all the markets we serve. Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks. Also, non-banking financial organizations, such as consumer finance companies, mortgage brokers, insurance companies, securities firms, money market funds, and mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products. As a result of the GLBA (discussed further in Item 1. I (b) above), other non-banking financial organizations now may be in a position to offer comparable products to those offered by the Company and to establish, acquire or affiliate with commercial banks themselves.

K. Legislative Developments

Preemption and Predatory Lending. On January 13, 2004, the OCC adopted amendments to its regulations, which assert the exclusive authority of the OCC to regulate the activities and operations of national banks and prohibit certain "predatory" lending practices. The new regulations preempt the application to national banks of any state laws that obstruct, impair or condition a national bank's ability to fully exercise its deposit-taking and lending powers and reaffirm, subject to narrow exceptions, the OCC's exclusive authority to examine national banks. The new regulations also prohibit a national bank from making any consumer loan based predominantly on the bank's realization of the foreclosure or liquidation value of the borrower's collateral, without regard to the borrower's ability to repay the loan according to its terms and from engaging in unfair or deceptive practices within the meaning of section 5 of the Federal Trade Commission Act. We believe that the Bank's underwriting and other credit-related policies and procedures comply with the lending standards prescribed in the new regulations.

FACT Act. In December 2003, The Fair and Accurate Credit Transaction Act of 2003 ("FACT Act") was signed into law. The FACT Act was crafted to provide consumers with more disclosure and notification on their credit score, rating and history (particularly negative information filings) and how these items impact their credit-related transactions. The FACT Act also provides consumers with enhanced identity theft, fraud alert and fraud repair provisions, as well as, restrictions on information sharing among affiliates.

Patriot Act. In October 2001, Congress passed the USA PATRIOT Act ("Patriot Act"). Title III of the Patriot Act captioned "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" added several new provisions to the Bank Secrecy Act, which are intended to facilitate the prevention, detection, and prosecution of international money laundering and the financing of terrorism. Specific provisions of the Patriot Act require financial institutions, including


16-K
banks, to implement effective customer identification procedures to deter (or perhaps identify) terrorist-type activities. Banks that fail to implement effective customer identification procedures under the Bank Secrecy Act or fail to comply with the requisite provisions of the Patriot Act may face both civil and criminal monetary fines and penalties.

New Legislative Developments. Various federal bills that would significantly affect banks are introduced in Congress from time to time. The Company cannot estimate the likelihood of any currently pending banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or results of operations.

ITEM 2: PROPERTIES

The Company and the Bank are headquartered at 245 Main Street, Oneonta, New York. The three buildings that comprise our headquarters are owned by the Bank and also serve as our main office. In addition to our main office, we own twenty
(20) branch offices and lease two offices at market rates. We also own an insurance sales office in Walton, New York through our insurance agency subsidiary, Mang-Wilber LLC.

In the opinion of management, the physical properties of the Company are suitable and adequate. All of our properties are insured at full replacement cost.

ITEM 3: LEGAL PROCEEDINGS

The Company is not presently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II
                                     -------

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Price and Dividends on Common Stock

During 2003 and through February 11, 2004, the common stock of the Company was inactively traded on Nasdaq's Over-the-Counter Bulletin Board market under the symbol "WLBC.OB." Market makers for the stock were Ryan, Beck and Company, Monroe Securities, Inc., Hill Thompson Magid & Co., Inc., Knight Equity Markets, L.P., Schwab Capital Markets, L.P., and Stifel, Nicolaus & Company, Incorporated. On February 12, 2004, the common stock of the Company ($0.01 par value per share) began trading on the American Stock Exchange(R) ("Amex(R)") under the symbol "GIW." The following table shows the high and low bid quotations (while on the Over-the-Counter Bulletin Board) and trading price (while on the Amex(R)) for the common stock and quarterly dividend paid to our security holders for the periods presented:


                                                                            17-K

Common Stock Market Price and Dividend Table:

                                        2004                             2003
                           -----------------------------    -----------------------------
                             High       Low     Dividend     High        Low     Dividend
                           -----------------------------    -----------------------------
            4th Quarter    $ 12.64    $ 11.94    $0.0950    $ 15.00    $ 12.10    $0.0925
            3rd Quarter    $ 12.80    $ 12.00    $0.0950    $ 13.75    $ 10.20    $0.0925
            2nd Quarter    $ 13.65    $ 12.00    $0.0950    $ 10.81    $  9.81    $0.0925
            1st Quarter    $ 15.50    $ 12.65    $0.0950    $ 10.25    $  9.78    $0.0925

            (1) All prices and dividends provided in this table have been adjusted for the 4:1 stock split approved on September 5, 2003.

            (2) The high and low bid quotations and trading prices provided in this table were obtained from www.finance.yahoo.com. The high and low prices provided for periods in which the common stock of the Company was traded on the Over-the-Counter Bulletin Board market reflect inter-dealer bid quotations without retail mark-up, mark-down, or commissions and may not represent actual transactions.

At March 11, 2005, there were 651 holders of record of our common stock (excluding beneficial owners who hold their shares in nominee name through brokerage accounts). The closing price of the common stock at March 11, 2005 was $12.47 per share.

The Company has not sold any unregistered securities within the past three years.

During 2004 the rights of holders of our registered securities were not modified; nor were any other class of security issued that could materially limit or qualify our registered securities.

B. Unregistered Sale of Securities (not applicable)

C. Repurchases of Equity Securities

On August 27, 2004, we announced that our Board of Directors approved a stock repurchase program, which authorizes the purchase, at the discretion of management, of up to $1,500,000 of the Company's common stock. All shares repurchased under the repurchase program were made in the open market or through private transactions, were limited to one transaction per week, and were conducted exclusively through Merrill Lynch, a registered broker-dealer. All such purchases were in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, and the rules and regulations of the Amex. The following table summarizes the shares repurchased by us under this repurchase program during the fourth quarter of 2004:

Share Repurchases:

                                                                                                  Remaining
                                             Total Number      Average                              Share
                                              of Shares       Price Paid                          Repurchase
      Period                                 Repurchased      per Share       Total Cost (1)       Authority
      ------------------------------------------------------------------------------------------------------
      October 1 - October 31, 2004                   0        $       --        $       --        $1,447,970
      November 1 - November 30, 2004                 0                --                --        $1,447,970
      December 1 - December 31, 2004            10,500             12.28           128,975        $1,318,995

                                                ------------------------------------------------------------
      Total                                     10,500        $    12.28        $  128,975

      (1) Excludes brokerage commissions paid by the Company.

All shares purchased by the Company during 2004 were purchased under the publicly announced program.

ITEM 6: SELECTED FINANCIAL DATA

The comparability of the information provided in the following 5-Year Summary Table of Selected Financial Data and the Table of Selected Quarterly Financial Data have not been materially impacted by any significant business combinations,


18-K
dispositions of business operations or accounting changes other than those provided in the footnotes to our financial statements provided in PART II, Item 8, of this document. However, all per share financial information contained in this document, as well as all exhibits, was restated to reflect a 4:1 stock split approved on September 5, 2003.

5-Year Summary Table of Selected Financial Data:

                      The Wilber Corporation and Subsidiary
                  (Dollars in Thousands, Except Per Share Data)

                                                                As of and for 12-month Period Ended December 31,
                                                       -----------------------------------------------------------------
                                                          2004          2003          2002          2001          2000
                                                       -----------------------------------------------------------------
      Consolidated Statements of Income Data:
       Interest Income                                 $  37,165     $  38,628     $  41,646     $  42,307     $  42,374
       Interest Expense                                   12,761        14,153        17,170        20,449        21,438
                                                       -----------------------------------------------------------------
       Net Interest Income                                24,404        24,475        24,476        21,858        20,936
       Provision for Loan Losses                           1,200         1,565         1,920         1,540         1,680
       Net Interest Income After Provision for Loan
      Losses                                              23,204        22,910        22,556        20,318        19,256
       Other Income                                        4,603         4,599         4,982         4,645         4,331
       Net Gains (Losses) on Securities
      Transactions                                         1,031         1,064           272           175           (11)
       Other Expense (1)                                  17,218        16,583        15,890        13,945        12,701
                                                       -----------------------------------------------------------------
       Income Before Provision for Income Taxes           11,620        11,990        11,920        11,193        10,875
       Provision for Income Taxes                          3,002         3,277         3,358         3,147         3,017
                                                       -----------------------------------------------------------------
       Net Income                                      $   8,618     $   8,713     $   8,562     $   8,046     $   7,858
                                                       =================================================================

      Earnings Per Common Share: (2)
       Basic                                           $    0.77     $    0.78     $    0.76     $    0.71     $    0.68

      Per Common Share: (2)
       Cash Dividends                                      0.380         0.370         0.375         0.350         0.350
       Book Value                                           6.04          5.74          5.61          4.92          4.51
       Tangible Book Value (3)                              5.77          5.46          5.32          4.88          4.39

      Consolidated Period-End Balance Sheet Data:
       Total Assets                                    $ 750,861     $ 729,023     $ 708,984     $ 626,787     $ 560,089
       Securities Available-for-Sale                     249,415       275,051       234,542       188,712       111,329
       Securities Held-to-Maturity                        59,463        44,140        42,837        46,017        74,888
       Gross Loans                                       391,043       360,906       358,295       329,544       324,758
       Nonperforming Assets                                2,751         3,678         3,160         4,137         4,243
       Deposits                                          571,929       580,633       549,081       491,012       439,408
       Long-Term Borrowings                               65,379        55,849        73,346        62,512        50,500
       Short-Term Borrowings                              37,559        20,018        13,260        10,530        13,765
       Shareholder's Equity                               67,605        64,304        63,162        55,827        51,526

      Selected Key Ratios:
      Return on Average Assets                              1.17%         1.20%         1.25%         1.36%         1.42%
      Return on Average Equity                             13.08%        13.67%        14.36%        14.91%        16.20%
      Dividend Payout                                      49.35%        47.44%        49.34%        49.30%        51.47%

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


                                                                            19-K

Table of Selected Quarterly Financial Data:

                                                                        2004
                                            -------------------------------------------------------------
                                              Fourth           Third          Second            First
                                            -------------------------------------------------------------
                                                               (Dollars in Thousands)
Interest income                             $     9,933     $     9,248     $     8,890      $     9,094
Interest expense                                  3,383           3,172           3,097            3,109
                                            -------------------------------------------------------------
Net interest income                               6,550           6,076           5,793            5,985
Provision for loan losses                           240             300             300              360
                                            -------------------------------------------------------------
Net interest income after provision
for loan losses                                   6,310           5,776           5,493            5,625
                                            -------------------------------------------------------------
Investment Security Gains (Losses), Net             156             224             (27)             678
                                            -------------------------------------------------------------
Other non-interest income                         1,115           1,253           1,099            1,136
                                            -------------------------------------------------------------
Non-interest expense                              4,463           4,329           4,113            4,313
                                            -------------------------------------------------------------
Income before income tax expense            $     3,118     $     2,924     $     2,452      $     3,126
                                            -------------------------------------------------------------
Income tax expense                                  799             760             601              842
                                            -------------------------------------------------------------
Net income                                  $     2,319     $     2,164     $     1,851      $     2,284
                                            =============================================================

Basic earnings per share                    $      0.21     $      0.19     $      0.17      $      0.20
                                            =============================================================

Basic weighted average shares
outstanding                                  11,202,087      11,208,037      11,209,392       11,209,392
                                            =============================================================

Net interest margin
(tax equivalent) (1)                               3.95%           3.75%           3.58%            3.75%
Return on average assets                           1.23%           1.17%           1.01%            1.27%
Return on average equity                          13.57%          13.16%          11.53%           14.00%
Efficiency ratio (2)                              53.99%          55.19%          55.72%           56.71%

                                                                        2003
                                            -----------------------------------------------------------
                                              Fourth           Third          Second          First
                                            -----------------------------------------------------------
                                                             (Dollars in Thousands)
Interest income                             $     9,445     $     9,373     $     9,785     $    10,025
Interest expense                                  3,314           3,433           3,609           3,797
                                            -----------------------------------------------------------
Net interest income                               6,131           5,940           6,176           6,228
Provision for loan losses                           360             350             435             420
                                            -----------------------------------------------------------
Net interest income after provision
for loan losses                                   5,771           5,590           5,741           5,808
                                            -----------------------------------------------------------
Investment Security Gains (Losses), Net             171              75             420             398
                                            -----------------------------------------------------------
Other non-interest income                         1,241           1,069           1,101           1,188
                                            -----------------------------------------------------------
Non-interest expense                              4,241           4,252           4,080           4,010
                                            -----------------------------------------------------------
Income before income tax expense            $     2,942     $     2,482     $     3,182     $     3,384
                                            -----------------------------------------------------------
Income tax expense                                  741             658             889             989
                                            -----------------------------------------------------------
Net income                                  $     2,201     $     1,824     $     2,293     $     2,395
                                            ===========================================================

Basic earnings per share                    $      0.20     $      0.16     $      0.21     $      0.21
                                            ===========================================================

Basic weighted average shares
outstanding                                  11,209,392      11,209,392      11,209,392      11,229,248
                                            ===========================================================

Net interest margin
(tax equivalent) (1)                               3.76%           3.67%           3.81%           3.86%
Return on average assets                           1.19%           0.99%           1.27%           1.35%
Return on average equity                          13.68%          11.49%          14.27%          15.25%
Efficiency ratio (2)                              54.77%          56.73%          53.02%          51.15%

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

A. General

The primary objective of this financial review is to provide an overview of the financial condition and results of operations of The Wilber Corporation and its subsidiaries for each of the years in the three-year period ended December 31, 2004. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented in
PART II, Item 8, of this document.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase on the cash surrender value on bank owned life insurance, other service fees, other income and taxes. Our non-interest expenses primarily consist of employee salaries and benefits, occupancy and equipment expense, computer service fees, advertising and marketing expense, professional fees and other miscellaneous expenses. Results of operations are also influenced by general economic conditions (particularly changes in interest rates), competitive conditions, government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.


20-K

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance for loan losses. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered, the Company's allowance for loan losses would also require additional provisions for loan losses.

Our policy on the allowance for loan losses is disclosed in Note 1 of the Consolidated Financial Statements. A more detailed description of the allowance for loan losses is included in PART II, Item 7 C.a., of this document. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 1 of the Consolidated Financial Statements (provided in PART II, Item 8, of this document) to obtain a better understanding of how our financial performance is reported.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant. SFAS 123R is effective for financial statements issued for fiscal quarters beginning July 1, 2005. Since, we do not currently have an employee stock option plan or any other form of stock-based compensation, this pronouncement is not expected to have any impact on our Consolidated Financial Statements.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has provided guidance for the determination and recognition of other-than-temporary impairment on investment securities in EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii)
evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Since certain disclosure requirements of EITF were adopted in 2003, we have presented the new disclosure requirements in Note 2 of our Consolidated Financial Statements for the years ended December 31, 2004 and 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB staff position to provide addition implementation guidance. Upon finalization of the FASB Staff Position, we will evaluate the impact on our Consolidated Financial Statements.

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


                                                                            21-K

Due to the factors involved in the acquisition of the branch in February 2002, the Company's management has concluded that the branch acquired was a business under EITF No. 98-3 and, therefore, the acquisition of that branch constituted a business combination within the scope of SFAS No. 141. In connection with the branch acquisition in February 2002, the Company, in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," recorded an unidentified intangible asset of $1.877 million and in accordance with SFAS No. 141, a core deposit intangible of $285 thousand. Upon the adoption of SFAS No. 147 in October 2002, the unidentified intangible asset of $1.877 million was reclassified as goodwill on the Company's consolidated balance sheet.

B. Performance Overview for Period Ended December 31, 2004

During 2004 we experienced growth in our total assets, but a modest decrease in our key performance measures. In particular, net income, earnings per share, return on assets and return on equity all declined in 2004 as compared to 2003. A decrease in net interest income and net interest margin, primarily driven by a significant decrease in our yield on investment securities, in addition to increases in non-interest expense, were the primary reasons for the slight decline in performance in 2004.

Throughout 2004 residential mortgage interest rates remained near historical lows throughout the United States. This condition resulted in a very active housing market, which meant that many consumers refinanced their mortgage debt or purchased new homes. The active housing market resulted in very large principal repayments (also called prepayments) on the mortgage-backed securities sector of our available-for-sale and held-to-maturity securities portfolios. This caused a significant decrease in the interest income recorded on our investment securities for two reasons. First, the large prepayments forced us to reinvest the proceeds in new investments at lower yields. Second, the large prepayments required us to amortize (as an offset to interest income) a significant amount of the purchase premiums paid for these investments securities in the period in which we received the prepayment. During 2004 the interest income on our investment securities portfolios totaled $11.684 million, as compared to $13.049 million in 2003, a $1.365 million or 10.5% decrease. Similarly, the yield on our investment securities was 3.79% in 2004, as compared to 4.32% in 2003, a 53 basis point decrease between the periods.

Non-interest expenses increased $635 thousand or 3.8% in 2004, from $16.583 million in 2003 to $17.218 million in 2004. During 2004 we continued our expansion efforts into new markets by establishing a full-service branch in Johnson City, New York (Broome County) and a representative loan production office in Kingston, New York (Ulster County). These efforts contributed to the increase in salaries and employee benefits expense, occupancy expense and advertising and marketing expense. We also experienced a $293 thousand or 96.1% increase in computer service fees. In 2004, we procured several new computer operating systems and upgrades, as well as incurred data conversion expenses related to a core computer operating system conversion, which we expect to execute during the second quarter of 2005. In addition, during the third quarter of 2004 we recorded a $135 thousand expense due to the termination of a prior contract to convert our core computer system. And finally, professional fees increased $103 thousand or 25.2% in 2004 due primarily to the Company's registration with the SEC and listing on the Amex.

During 2004 our total assets increased by $21.838 million or 3.0%, from $729.023 million at December 31, 2003 to $750.861 million at December 31, 2004. The modest growth in total assets was not impacted by any significant acquisitions or dispositions and was largely driven by an increase in borrowed funds, which were secured to fund our loan growth and to adequately maintain our targeted total stockholders' equity to total asset ratio. Specifically, total loans increased $30.137 million or 8.35% between December 31, 2003 and December 31, 2004 due to our effort to expand the Bank's loan markets and commercial loan origination channels, including loans provided through brokers and participation loans from other banks. Conversely, our total deposits decreased slightly primarily due to a decrease in non-maturity interest-bearing savings, NOW and money market deposit accounts. Specifically, total deposits decreased from $580.633 million at December 31, 2003 to $571.929 million at December 31, 2004, a $8.704 million or 1.5% decrease. Our total borrowed funds (including short-term and long-term borrowings) increased from $75.867 million at December 31, 2003 to $102.938 million at December 31, 2004, a $27.071 million or 35.7%
increase.

Our asset quality improved during 2004. Loans charged-off net of recoveries decreased by $493 thousand in 2004. Specifically, loans charged-off net of recoveries totaled $707 thousand in 2004, as compared to $1.200 million in 2003. Total non-performing loans and total non-performing loans as a percent of total loans improved between periods. At December 31, 2004 total non-performing loans and total non-performing loans as a percent of total loans were $2.751 million and 0.70%, as compared to $3.658 million and 1.01% at December 31, 2003, a $907 thousand improvement. The improvement in our asset quality resulted in a reduction in our provision for loan losses year over year. The provision for loan losses totaled $1.565 million in 2003, as compared to $1.200 million in 2004, a $365 thousand reduction. The allowance for loan losses increased $493 thousand between December 31, 2003 and December 31, 2004, from $5.757


22-K
million at December 31, 2003 to $6.250 million at December 31, 2004. The allowance for loan losses as a percent of period-end loans remained unchanged between the periods at 1.60%.

C. Financial Condition

a. Recent Developments - Branch Acquisition

Branch Acquisition
------------------

On February 4, 2005, the Bank acquired two branch offices from HSBC Bank USA, National Association. Under the terms of our agreement with HSBC, we assumed approximately $33.054 million of deposit liabilities for HSBC's Sidney, New York and Walton, New York offices. Approximately, $19.522 million of the deposit liabilities were housed in the Walton branch office and $13.532 million in the Sidney, New York office (both Delaware County). We also acquired approximately $7.668 million of consumer and residential real estate loans in the transaction and purchased the Walton office building and fixtures. HSBC closed its Sidney office upon transferring the branch offices to us. The customers in the Sidney market will be served by our existing branch located within 1 mile of the office closed by HSBC. Our total assets immediately following the transaction increased to approximately $773 million.

b. Comparison of Financial Condition at December 31, 2004 and December 31, 2003

     Please refer to the Consolidated Financial Statements presented in PART
                          II, Item 8, of this document.

Asset Composition
-----------------

Our assets are comprised of earning and non-earning assets. Earning assets include our investment securities, loans, interest-bearing deposits at other banks and federal funds sold. Non-earning assets include our real estate and other assets acquired as the result of foreclosure, facilities, equipment, intangibles, non-interest bearing deposits at other banks, and cash. We generally maintain between 92 - 95% of our total assets in earning assets. The ratio of earning assets to total assets we maintain is slightly greater than the ratio maintained by comparable bank holding companies.

Total Assets
------------

During 2004 our total assets increased $21.838 million or 3.0%, from $729.023 million at December 31, 2003 to $750.861 million at December 31, 2004. This compares to a 2.8% increase in total assets in 2003. The modest growth in total assets was driven primarily by an increase in total loans and two $15.0 million wholesale leverage transactions executed to leverage our equity capital and improve return on equity.

During the first quarter, we purchased $15.0 million available-for-sale investment securities and funded the purchases with a series of advances (borrowings) from the FHLBNY. Similarly, during the fourth quarter we purchased an additional $15.0 million of available-for-sale investment securities and funded it with a short-term repurchase agreement (borrowing) from a large money center bank. The fourth quarter wholesale leverage transaction was executed with the intent of replacing the short-term repurchase agreement with customer deposits pursuant to the Bank's agreement to assume approximately $33.0 million of deposit liabilities from HSBC Bank USA, National Association. The borrowing was repaid in February 2005 upon assuming the HSBC Bank USA, National Association deposit liabilities. Net of other repayments throughout 2004, borrowed funds (including short-term borrowings and long-term borrowings) increased from $75.867 million at December 31, 2003 to $102.938 million at December 31, 2004.

Even though we purchased $30.000 million in investment securities in wholesale leverage transactions during 2004, total investment securities (including trading, available-for-sale and held-to-maturity) decreased $9.834 million or 3.1% between December 31, 2003 and December 31, 2004. Throughout 2004, we experienced high levels of principal repayments on the mortgage-backed securities sector of the investment portfolio. We used portions of these proceeds to fund $30.137 million of net loan growth as our total deposits decreased. Total deposit balances were $571.929 million at December 31, 2004, as compared to $580.633 million at December 31, 2003, an $8.704 million or 1.5% decrease.

Investment Securities
---------------------

Our investment securities portfolio consists of trading, available-for-sale and held-to-maturity securities. The following table summarizes our trading, available-for-sale and held-to-maturity investment securities portfolio for the periods indicated.


                                                                            23-K

Summary of Investment Securities:

                                                                           At December 31
                                          --------------------------------------------------------------------------------
                                                    2004                       2003                         2002
                                          --------------------------------------------------------------------------------
                                          Amortized      Estimated    Amortized     Estimated     Amortized     Estimated
                                             Cost       Fair Value       Cost      Fair Value        Cost       Fair Value
                                          --------------------------------------------------------------------------------
                                                                           (In thousands)
                                           --------      --------      --------------------------------------------------
Trading (1):                               $  1,347      $  1,504      $  1,028      $  1,025      $  1,263      $    907
                                           --------      --------      --------------------------------------------------

Available-for-sale:

U.S. Treasury and obligations of U.S.
Government corporations and agencies       $ 16,949      $ 16,970      $  5,978      $  6,028      $ 18,265      $ 18,469

Obligations of States and Political
Subdivisions (Municipal Bonds)               66,656        67,745        56,684        58,016        38,172        39,629

Mortgage - Backed Securities                159,289       158,645       192,745       192,365       142,983       146,574

Corporate Bonds                                  --            --        13,038        13,949        23,171        24,816

Equity securities                             5,870         6,055         4,520         4,693         4,963         5,054
                                           --------      --------      --------      --------      --------      --------

   Total available-for-sale                $248,764      $249,415      $272,965      $275,051      $227,554      $234,542
                                           --------      --------      --------      --------      --------      --------

Held-to-maturity:

Obligations of States and Political
Subdivisions (Municipal Bonds)             $  7,811      $  7,999      $  6,292      $  6,515      $  3,230      $  3,231

Mortgage-Backed Securities                   51,652        51,325        37,848        37,901        39,607        40,721
                                           --------      --------      --------      --------      --------      --------

   Total held-to-maturity                  $ 59,463      $ 59,324      $ 44,140      $ 44,416      $ 42,837      $ 43,952
                                           --------      --------      --------      --------      --------      --------

(1) These securities are held by the Company for its non-qualified Executive Deferred Compensation plan.

Between December 31, 2003 and December 31, 2004 our investment securities portfolio (including trading, available-for-sale and held-to-maturity) decreased $9.834 million or 3.1%. During 2004 we experienced a significant turnover in our investment securities portfolio. The principal proceeds received from the sale and maturity of available-for-sale and held-to-maturity investment securities totaled $188.757 million in 2004, approximately 58.9% of our total investment securities holdings at the start of the year. Although we replaced $181.028 million of these proceeds with new purchases, the composition and risk characteristics of our investment securities portfolio has changed between the periods. First, we eliminated our corporate bond holdings during the year. At December 31, 2003 we held $13.949 million of corporate bonds. The reduction in corporate bonds and subsequent reinvestment in U.S. government corporation and agency bonds and insured municipal bonds reduced our credit risk. Second, during 2004 we reduced our concentration of mortgage-backed securities (including both mortgage pass-through securities and collateralized mortgage obligations). At December 31, 2003 mortgage-backed securities represented 71.9% of our total investment securities portfolio. At December 31, 2004 mortgage-backed securities represented 67.6% of our total investment securities portfolio. Our concentration in mortgage-backed securities and prepayment options embedded in these types of securities provides for more volatile investment securities cash flows and yields. Third, in order to diversify investment security holdings by type and reduce prepayment risk, we increased our holdings of municipal bonds and U.S. government agency securities by a total of $22.190 million or 31.5%, from $70.336 million at December 31, 2003 to $92.526 million at December 31, 2004.

The estimated fair value of the investment portfolio is largely dependent upon the interest rate environment at the time the market price is determined. As interest rates decline, the estimated fair value of bonds generally increases, and conversely, as interest rates increase, the estimated fair value of bonds generally decreases. At December 31, 2003, the net unrealized gain on the available-for-sale investment securities portfolio was $2.086 million. By comparison, at December 31, 2004, the net unrealized gain on the available-for-sale investment securities portfolio was $651 thousand. The decrease in net unrealized investment securities gains between the periods was due to several factors including the changes in interest rates between the periods, the significant change in the composition of our investment securities portfolio, as well as, the sale of available-for-sale securities. During 2004, we realized investment securities gains on the sale and maturity of investment securities totaling $1.031 million.

The following table sets forth information regarding the carrying value, weighted average yields and anticipated principal repayments of the Bank's investment securities portfolio as of December 31, 2004. All amortizing security principal


24-K
payments, including collateralized mortgage obligations and mortgage pass-through securities, are included based on their expected average lives. Callable securities, primarily callable agency securities and municipal bonds, are assumed to mature at the date in which management believes the bond will be called. Available-for-sale securities are shown at fair value. Held-to-maturity securities are shown at their amortized cost. The yields on debt securities shown in the table below are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2004. Yields on obligations of states and municipalities exempt from federal taxation were not tax-effected.

Investment Securities Maturity Table:

                                                At December 31, 2004
                            ---------------------------------------------------------------
                                                       After One
                                                      Year through       After Five Years
                            In One Year or Less        Five Years        through Ten Years
                            ---------------------------------------------------------------

                                       Weighted              Weighted              Weighted
                            Carrying    Average   Carrying    Average   Carrying    Average
   Dollars in Thousands       Value      Yield      Value      Yield      Value      Yield
                            ---------------------------------------------------------------
U.S Treasury and federal
agency securities           $     --      0.00%   $ 11,990      3.41%   $  4,980      4.26%

Municipal obligations          3,726      5.10%     33,726      4.28%     30,247      3.54%

Mortgage-backed securities    13,760      4.28%    144,762      4.15%     49,669      4.60%

Corporate securities              --      0.00%         --      0.00%         --      0.00%
                            ---------------------------------------------------------------

     Total securities (1)   $ 17,486      4.45%   $190,478      4.13%   $ 84,896      4.20%
                            ===============================================================

                                     At December 31, 2004
                            ----------------------------------------

                              After Ten Years           Total
                            ----------------------------------------

                                       Weighted             Weighted
                            Carrying    Average   Carrying   Average
   Dollars in Thousands       Value      Yield      Value     Yield
                            ----------------------------------------
U.S Treasury and federal
agency securities           $     --      0.00%   $ 16,970     3.66%

Municipal obligations          7,856      3.58%     75,555     3.95%

Mortgage-backed securities     2,107      5.11%    210,298     4.27%

Corporate securities              --      0.00%         --     0.00%
                            ----------------------------------------

     Total securities (1)   $  9,963      3.90%   $302,823     4.16%
                            ========================================

(1) This table excludes trading securities totaling $1.504 million and other equity securities totaling $6.055 million at December 31, 2004.

At December 31, 2004 the approximate weighted average maturity for all of the Bank's available-for-sale and held-to-maturity debt securities was 4.8 years. This estimate was established based upon projected cash flows provided by a third party investment securities analyst and is used to provide comparisons with other companies in the banking industry. Our estimate fluctuates considerably from period to period due to our concentration in mortgage-backed securities. This estimated weighted average maturity was greater at December 31, 2004 than our actual experience throughout 2004 due to the diminishing economic advantage for homeowners to refinance their existing mortgage debt. During 2002, 2003 and 2004 millions of homeowners refinanced their mortgage debt given historically low mortgage rates. Although low mortgage rates persisted at December 31, 2004, the likelihood that a homeowner would refinance their current mortgage debt decreased because their existing mortgage debt already carried a low rate of interest.

The credit quality of our debt securities is strong. At December 31, 2004, 99.8% of the securities held in our available-for-sale and held-to-maturity investment securities portfolio were rated "A" or better by Moody's credit rating services; 94.1% were rated AAA. This compares to 98.5% and 89.8%, respectively for the period ended December 31, 2003.

At December 31, 2004 we also held $6.055 million of equity securities including:
$135 thousand of Federal Reserve Bank of New York stock, $3.369 million in FHLBNY stock, $1.629 million equity interest in a Small Business Investment Company, Meridian Venture Partners II, L.P, $250 thousand in a money market mutual fund, $35 thousand in New York Business Development Corp. stock and $637 thousand of common stock of other banking institutions. At December 31, 2003 equity securities totaled $4.693 million at estimated fair value. The increase in the estimated fair value of equity securities between the periods totaling $1.362 million was primarily due to a $896 thousand increase in the Bank's investment in Meridian Venture Partners II, L.P., a $316 thousand increase in FHLBNY stock and a $239 thousand increase in the money market mutual fund balance. We slightly reduced our position in common stock of other banking institutions during 2004.

Interest Bearing Bank Balances and Federal Funds Sold
-----------------------------------------------------

During 2004 we increased our interest bearing bank balances. At December 31, 2003 our interest-bearing bank balance totaled $7.998 million. By comparison at December 31, 2004 our interest-bearing bank balances totaled $10.099 million, a $2.101 million or 26.3% increase. These balances are invested in FDIC-insured certificates of deposit (in amounts of $100,000 or less) in various FDIC-insured banks throughout the United States. We purchased these certificates of deposit during our execution of wholesale leverage transactions in 2000, 2001 and 2004. The certificates of deposit purchased in December 2000 and January 2001 (original total - $20.0 million) were funded by equal amounts of FHLBNY advances with identical maturity terms. The cost of the advances were 0.70 - 0.75% below the yield on the like maturity


                                                                            25-K
certificates of deposit at the time of purchase. All of the certificates of deposit currently in our portfolio will mature prior to December 31, 2007.

In the normal course of business, we sell and purchase federal funds to and from other banks to meet our daily liquidity needs. Because the funds are generally an unsecured obligation of the counter party, we only sell federal funds to well-capitalized banks that carry strong credit ratings. Given the daily fluctuation in our federal funds sold position throughout the year, it is appropriate to compare the annual average federal funds sold positions rather than the positions at the end of the periods. During 2004, our average federal funds sold position was $6.346 million. By comparison, during 2003 our average federal funds sold was $15.175 million.

Loan Portfolio
--------------

General. The Bank's total loan portfolio increased by $30.137 million or 8.35% during 2004. Total loans outstanding at December 31, 2004 were $391.043 million, as compared to $360.906 million at December 31, 2003. During 2004, we continued to increase the loans outstanding in the commercial and commercial real estate categories due to our efforts to expand our market area and focus our resources on this type of lending. During 2004 we established a new representative loan production office in the Kingston, New York (Ulster County) market, continued to seek loan opportunities with select loan brokers, expanded our network of banks to grow participation loans, and maintained a geographic footprint for small business loans that extended beyond our primary market area. The following table summarizes the composition of our loan portfolio over the prior five-year period.

Distribution of Loans Table:

                                                                       At December 31,
                             -------------------------------------------------------------------------------------------------------
                                     2004                2003                 2002                  2001                  2000
                             -------------------------------------------------------------------------------------------------------
                              Amount   Percent     Amount   Percent    Amount    Percent     Amount    Percent     Amount    Percent
                             -------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Residential real estate (1)  $119,103    30.5%   $118,571     32.9%   $125,464     35.0%   $ 125,510     38.1%   $ 130,003     40.0%
Commercial real estate        129,516    33.1%    115,733     32.1%    104,967     29.3%      87,268     26.5%      76,860     23.7%
Commercial (2)                 78,003    19.9%     65,031     18.0%     65,595     18.3%      53,157     16.1%      50,946     15.7%
Consumer                       64,421    16.5%     61,571     17.1%     62,269     17.4%      63,609     19.3%      66,949     20.6%
                             -------------------------------------------------------------------------------------------------------
      Total loans             391,043   100.0%    360,906    100.0%    358,295    100.0%     329,544    100.0%     324,758    100.0%
                             -----------======---------------======---------------======----------------======----------------======

Less:
Allowance for loan losses      (6,250)             (5,757)              (5,392)               (4,476)               (4,003)
                             --------            --------             --------             ---------             ---------
        Net loans            $384,793            $355,149             $352,903             $ 325,068             $ 320,755
                             ========            ========             ========             =========             =========

(1) Includes home equity loans

(2) Includes agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

During the prior five-year period the composition of our loan portfolio has shifted from one with a concentration in residential real estate to one with a concentration in commercial real estate and commercial (primarily small business) loans. During 2004 we ceded the fixed-rate closed end 1-4 family residential mortgage loan market to competition in a very low interest rate environment. Residential mortgage providers who had the capability to originate and sell conforming mortgages to the secondary market lowered their mortgage interest rates to very low levels. During the same period, we established minimum interest rates for fixed rate residential mortgages that we would hold in our loan portfolio. Our strategy was intended to maintain acceptable levels of interest rate risk in our loan portfolio. However, during 2004 our residential real estate balances increased modestly on a net basis primarily due to an increase in the outstanding balances of variable rate home equity lines of credit. During 2004 we continued to actively promote and competitively price our home equity line of credit product known as the "Prestige Line of Credit." The loan balances outstanding in this category increased $7.760 million or 40.6% during 2004, from $19.091 million at December 31, 2003 to $26.851 million at December 31, 2004.

During 2004 we increased our total consumer loans outstanding by $2.850 million or 4.6%. The growth in this category of loans is due to our continued emphasis in indirect automobile lending (primarily used vehicles). Throughout 2004 we continued to broaden our automobile dealer network and cater to our highest volume dealers. At December 31, 2003, our indirect automobile loan portfolio was comprised of 3,878 accounts totaling $36.545 million. This compares to 4,123 accounts and $41.268 million at December 31, 2004, a 6.3% net increase in accounts and 12.9% net increase in loan volume outstanding.


26-K

The following table sets forth the amount of loans maturing and repricing in our portfolio. The full principal amount outstanding of adjustable rate loans are included in the period in which the interest rate is next scheduled to adjust. Similarly, the full principal amount outstanding of fixed-rate loans are shown based on their final maturity date. The full principal amount outstanding of demand loans without a repayment schedule and no stated maturity, financed accounts receivable, and overdrafts are reported as due within one year. The table has not been adjusted for scheduled principal payments or anticipated principal pre-payments.

Maturity and Repricing of Loans Table:

                                                               One            More
                                             Within One      Through          Than
                                              Year (1)      Five Years     Five Years        Total
                                             ------------------------------------------------------
            Residential real estate (1)         55,188          4,604         59,311        119,103
            Commercial real estate              57,363         23,335         48,818        129,516
            Commercial (2)                      53,229         11,271         13,503         78,003
            Consumer                             8,948         44,878         10,595         64,421
                                              -----------------------------------------------------
                 Total loans receivable       $174,728       $ 84,088       $132,227       $391,043
                                              =====================================================

            (1) Includes home equity loans

            (2)  Includes   agricultural   loans  and  obligations  (other  than
            securities and leases) of states and political subdivisions in the United States

The following table sets forth fixed and adjustable rate loans with maturity dates after December 31, 2005:

Table of Fixed and Adjustable Rate Loans:

                                                Due After December 31, 2005
                                          --------------------------------------
                                            Fixed       Adjustable        Total
                                          --------------------------------------
            Residential real estate (1)     60,817         47,478        108,295
            Commercial real estate          72,791         50,246        123,037
            Commercial (2)                  22,507         19,913         42,420
            Consumer                        54,497            977         55,474
                                          --------------------------------------
                Total loans               $210,612       $118,614       $329,226
                                          ======================================

            (1) Includes home equity loans

            (2)  Includes   agricultural   loans  and  obligations  (other  than
            securities and leases) of states and political subdivisions in the United States

Commitments and Lines of Credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Since most of the standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2004 and December 31, 2003, standby letters of credit totaled $9.948 million and $9.954 million, respectively. At December 31, 2004 and December 31, 2003, the fair value of the Bank's standby letters of credit was not material.

In addition to standby letters of credit, we have issued lines of credit and other commitments to lend to our customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. These include home equity lines of credit, commitments for residential and commercial construction loans, and other personal and commercial lines of credit. At December 31, 2004 and December 31, 2003, we had outstanding unfunded loan commitments of $57.055 million and $49.124 million, respectively, a $7.931 million or 16.1% increase. The increase in the unfunded loan commitments was primarily due to growth in the unused portion of commercial and home equity lines of credit. Our experience shows that these unfunded commitments do not fluctuate significantly from month to month.


                                                                            27-K

Asset Quality and Risk Elements
-------------------------------

General. One of our key objectives is to maintain strong credit quality of the Bank's loan portfolio. The following narrative provides summary information and our experience regarding the quality and risk elements of our loan portfolio.

Delinquent Loans. At December 31, 2004 we had $2.267 million of loans that were 30 or more days past due (excluding loans placed on non-accrual status). This equaled 0.58% of total loans outstanding. By comparison, at December 31, 2003 we had $2.752 million of this same category of loans that were 30 or more days past due (excluding loans placed on non-accrual status). This equaled 0.76% of total loans outstanding. The decrease in delinquent loans (still accruing interest) between the periods totaling $485 thousand was primarily due to a decrease in residential real estate delinquency. At December 31, 2003 we had $1.486 million of delinquent residential real estate loans outstanding. This decreased to $1.035 million at December 31, 2004. We attribute these improvements to stricter consumer and mortgage underwriting guidelines implemented in 2001 and improved delinquent loan collection procedures.

Non-accrual, Past Due and Restructured Loans. The following chart sets forth information regarding non-performing assets for the periods stated.

Table of Non-performing Assets:

                                                                                 At December 31,
                                                                --------------------------------------------------
                             Dollars in Thousands                2004       2003       2002       2001       2000
                                                                --------------------------------------------------
            Loans in Non-Accrual Status:
               Residential real estate (1)                      $  141     $  257     $  222     $  465     $  437
               Commercial real estate                            2,168      1,199      1,049      1,587      1,249
               Commercial (2)                                      243      1,700        760         33        227
               Consumer                                              9          8          3          5         --
                                                                --------------------------------------------------
                      Total non-accruing loans                   2,561      3,164      2,034      2,090      1,913
            Loans Contractually Past Due 90 Days or More and
            Still Accruing Interest                                190        123        717        329        345
            Troubled Debt Restructured Loans                        --        371        387        861        888
                                                                --------------------------------------------------
                      Total non-performing loans                 2,751      3,658      3,138      3,280      3,146
            Other real estate owned                                 78         20         22        857      1,097
                                                                --------------------------------------------------
            Total non-performing assets                         $2,829     $3,678     $3,160     $4,137     $4,243
                                                                ==================================================
            Total non-performing assets as a percentage
            of total assets                                       0.38%      0.50%      0.45%      0.66%      0.76%
                                                                ==================================================
            Total non-performing loans as a percentage of
            total loans                                           0.70%      1.01%      0.88%      1.00%      0.97%
                                                                ==================================================

            (1) Includes home equity loans

            (2)  Includes   agricultural   loans  and  obligations  (other  than
            securities and leases) of states and political subdivisions in the United States

Total non-performing assets decreased from $3.678 million at December 31, 2003 to $2.829 million at December 31, 2004, a $849 thousand or 23.1% decrease. Non-performing assets as a percent of total assets totaled 0.50% at December 31, 2003, as compared to 0.38% at December 31, 2004, a 12 basis point improvement. The net decrease in non-performing assets can be primarily attributed to three large loan relationships. First, during the second quarter, we transferred a $1.357 million agricultural loan from non-accrual status to performing status due to an increase in the value of the collateral held by the Bank and the borrower's resumption of payment in accordance with the loan's terms and including all accrued and unpaid interest. Second, during the fourth quarter we removed two commercial real estate loans from non-accrual status totaling $704 thousand because we received full payment on the loans. Third, during the fourth quarter we transferred a commercial real estate loan totaling $2.003 million from accrual status to non-accrual status upon paying a portion of delinquent taxes on behalf of the borrower to avoid a tax sale of the property.

Other Real Estate Owned and Repossessed Assets. Other Real Estate Owned ("OREO") consists of properties formerly pledged as collateral on loans, which have been acquired by the Bank through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is carried at the lower of the recorded investment in the loan or the fair value of the


28-K
real estate, less estimated costs to sell. At both December 31, 2004 and December 31, 2003 we held insignificant amounts of OREO property totaling less than $100 thousand.

Potential Problem Loans. In addition to non-performing loans, we have identified through normal credit review procedures, potential problem loans totaling $8.662 million or 2.2% of total loans outstanding at December 31, 2004. By comparison, at December 31, 2003 potential problem loans totaled $7.846 million or 2.2% of total loans outstanding. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. Potential problem loans are typically loans that are performing but are classified by our loan rating system as "substandard." Potential problem loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a higher credit classification. Management does not believe the increase in potential problem loans totaling $816 thousand between December 31, 2003 and December 31, 2004 to be significant or indicative of a decrease in the overall quality of the loan portfolio. In fact, the level of potential problem loans as a percent of total loans remained unchanged at 2.2% between the periods due to an increase in the volume of loans outstanding between the periods. However, management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, become restructured, or require increased allowance coverage and provision for loan losses.

Loan Concentrations. At December 31, 2004 we had outstanding $22.595 million or 5.8% of our total loans outstanding to borrowers who operate in the hotel / motel industry. By comparison, at December 31, 2003 we had outstanding $29.221 million or 8.1% of our total loans outstanding in this same category. The hotel / motel properties that we finance are geographically dispersed throughout our market area and the broader statewide region. The Bank's Board of Directors have established a specific exposure guideline for this hotel / motel industry at 50% of the Bank's total equity capital, which at December 31, 2004 was $33.803 million.

At December 31, 2004 we also held $22.707 million or 5.81% of our total loans outstanding in commercial rental properties. The portfolio is comprised of a diverse group of properties and borrowers. The average loan size for each of these borrowings at December 31, 2004 was approximately $344 thousand. Seven (7) of these loans were each in excess of $1.0 million, totaling $12.873 million. By comparison, at December 31, 2003 we had $18.173 million of commercial rental property loans outstanding with five (5) of these loans in excess of $1.0 million totaling $7.728 million.

At December 31, 2004 we had $22.036 million or 5.6% of total loans outstanding to borrowers in the convenience store / fuel business. By comparison, at December 31, 2003 we had $11.313 million of loans outstanding and $16.771 million of total loan commitments to this industry. At December 31, 2004 none of the loans to these borrowers were rated substandard by our management. These loans were primarily distributed among five (5) borrowers. We have loan commitments totaling $8.000 million to one borrower in this industry.

At December 31, 2004 we had $18.301 million or 4.7% of our total loans outstanding to automotive dealerships. The largest seven (7) borrowers comprise approximately $15.000 million of the loans outstanding. Management monitors the dealer floor plan loans provided to six of these seven borrowers by conducting inventory reviews on a monthly basis.

At December 31, 2004 we had $15.778 million or 4.0% of our total loans outstanding to 5+ unit residential rental properties. There were five (5) borrowers who comprised approximately $8.200 million of the total loans outstanding. One loan in this category totaling $842 thousand was classified as substandard at December 31, 2004.

Other areas of concentration at December 31, 2004 include $31.871 million outstanding to borrowers in the manufacturing sector, $12.352 million to general residential and commercial contractors, and $8.046 million of loans outstanding to various restaurants. Although these are deemed to be areas of concentration, management believes the underlying borrowers provide adequate size and industry diversification to mitigate significant industry-sector risk.

Summary of Loss Experience (Charge-Offs) and Allowance for Loan Losses. The following table sets forth the analysis of the activity in the allowance for loan losses, including charge-offs and recoveries, for the periods indicated.


                                                                            29-K

Analysis of the Allowance for Loan Losses Table:

                                                                              Years Ended December 31,
                                                                 --------------------------------------------------
                                                                  2004       2003       2002       2001       2000
                                                                 --------------------------------------------------
                                                                               (Dollars in thousands)

            Balance at beginning of year                         $5,757     $5,392     $4,476     $4,003     $3,998

            Charge offs:
            Residential real estate (1)                             133        174         93        225        559
            Commercial real estate                                   51         --         --        148         --
            Commercial (2)                                          121        193        402        123        753
            Consumer                                                639      1,109        926        905        722
                                                                 --------------------------------------------------
                   Total charge offs                                944      1,476      1,421      1,401      2,033
                                                                 --------------------------------------------------

            Recoveries:
            Residential real estate (1)                              20         10         --         24          7
            Commercial real estate                                   --         --         --         40         --
            Commercial (2)                                           51         78        250         88        135
            Consumer                                                166        188        167        181        216
                                                                 --------------------------------------------------
                    Total recoveries                                237        276        417        334        358
                                                                 --------------------------------------------------

            Net charge-offs                                         707      1,200      1,004      1,068      1,675
            Provision for loan losses                             1,200      1,565      1,920      1,540      1,680
                                                                 --------------------------------------------------
            Balance at end of year                               $6,250     $5,757     $5,392     $4,476     $4,003
                                                                 ==================================================

            Ratio of net charge-offs during the year to
            average loans outstanding during the year              0.19%      0.33%      0.29%      0.33%      0.51%
                                                                 ==================================================

            Allowance for loan losses to total loans               1.60%      1.60%      1.50%      1.36%      1.23%
                                                                 ==================================================

            Allowance for loan losses to non-performing loans       227%       157%       172%       136%       127%
                                                                 ==================================================

            (1) Includes home equity loans

            (2)  Includes   agricultural   loans  and  obligations  (other  than
            securities and leases) of states and political subdivisions in the United States

The allowance for loan losses increased from $5.757 million at December 31, 2003 to $6.250 million at December 31, 2004, a $493 thousand or 8.6% increase. The allowance for loan losses as a percent of total loans was unchanged between the periods. Specifically, the allowance for loan losses as a percent of total loans was 1.60% at December 31, 2004 and December 31, 2003. Management and the Board of Directors deemed the allowance for loan losses as adequate at December 31, 2004 and December 31, 2003.

Allocation of the Allowance for Loan Losses. We allocate our allowance for loan losses among the loan categories indicated below. This allocation should not be interpreted as a projection of (i) likely sources of future charge-offs, (ii) likely proportional distribution of future charge-offs among loan categories, or
(iii) likely amounts of future charge-offs. Additionally, since management regards the allowance for loan losses as a general balance, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the designated categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance represented by the allocation is presented below for the periods indicated.


30-K

Loan Loss Summary Allocation Table:

                                                           At December 31,
                               ------------------------------------------------------------------------
                                        2004                     2003                     2002
                               ------------------------------------------------------------------------
                                           Percent of               Percent of               Percent of
                                            Loans in                 Loans in                 Loans in
                               Amount of      Each      Amount of      Each      Amount of      Each
                               Allowance    Category    Allowance    Category    Allowance    Category
                                for Loan    to Total     for Loan    to Total     for Loan    to Total
Dollars in Thousands             Losses       Loans       Losses       Loans       Losses       Loans
                               ------------------------------------------------------------------------
Residential real estate (1)         670       10.72%      $  545        9.47%      $  718       13.32%

Commercial real estate            2,454       39.26%       2,248       39.05%       2,051       38.04%

Commercial (2)                    1,435       22.96%       1,297       22.53%       1,282       23.78%

Consumer                          1,080       17.28%         966       16.78%       1,017       18.86%

Unallocated                         611        9.78%         701       12.18%         324        6.01%
                               ------------------------------------------------------------------------
     Total                       $6,250      100.00%      $5,757      100.00%      $5,392      100.00%
                               ========================================================================

                                               At December 31,
                               -----------------------------------------------
                                        2001                     2000
                               -----------------------------------------------
                                           Percent of               Percent of
                                            Loans in                 Loans in
                               Amount of      Each      Amount of      Each
                               Allowance    Category    Allowance    Category
                                for Loan    to Total     for Loan    to Total
Dollars in Thousands             Losses       Loans       Losses       Loans
                               -----------------------------------------------
Residential real estate (1)      $  598       13.36%      $  639       15.96%

Commercial real estate            1,461       32.64%       1,447       36.15%

Commercial (2)                      891       19.91%         959       23.96%

Consumer                            982       21.94%         689       17.21%

Unallocated                         544       12.15%         269        6.72%
                               -----------------------------------------------
     Total                       $4,476      100.00%      $4,003      100.00%
                               ===============================================

(1) Includes home equity loans

(2)  Includes   agricultural  loans  and  obligations  (other  than  leases  and securities) of states and political subdivisions in the United States

Other Non-earning Assets and Bank Owned Life Insurance
------------------------------------------------------

Cash and Due from Banks. In order to operate the Bank on a daily basis, it is necessary for us to maintain a limited amount of cash at our teller stations and within our vaults and ATMs to meet customers' demands. In addition, we always maintain an amount of check and other presentment items in the process of collection (or float). We are also required to maintain a clearing / reserve balance at the Federal Reserve Bank of New York and minimum target balances at our correspondent banks. At December 31, 2004 we maintained $10.440 million or 1.4% of total assets in these categories of non-earning assets. This compares to $11.892 million or 1.6% of total assets at December 31, 2003.

Premises and Equipment. At December 31, 2004 the net book value of Bank premises and equipment totaled $5.860 million. This compares to $5.721 million at December 31, 2003. During 2004 we expanded and improved several branch properties and purchased additional equipment (primarily computer equipment), which resulted in a $139 thousand net increase in premises and equipment between the periods.

Bank-Owned Life Insurance. The cash surrender value of the life insurance at December 31, 2004 was $14.975 million, compared to $14.405 million at December 31, 2003. The increase was attributable to an increase in the cash surrender value of the policies between the periods totaling $570 thousand. The policies are issued by four life insurance companies who all carry strong financial strength ratings. The policies are issued on the lives of the Bank's senior management.

Goodwill and Other Intangible Assets. In February 2002 we acquired a branch in the City of Norwich, New York from a regional competitor. We acquired $34.3 million in deposit liabilities and $3.2 million in loan assets. We recorded $1.877 million in goodwill and $285 thousand in core deposit intangible in conjunction with the branch acquisition. No impairment of the goodwill was deemed necessary during 2004. The core deposit intangible is being amortized over 5 years.

Other Assets. Other assets increased by $754 thousand or 7.2% from $10.499 million at December 31, 2003 to $11.253 million at December 31, 2004. Other assets are comprised of other real estate owned, interest receivable, our prepaid dealer reserve, prepaid pension plan assets, computer software, net deferred tax assets and other assets, other prepaid items and other accounts receivable. Several factors contributed to the net increase in other assets between the periods. Specifically, our net deferred tax assets increased $569 thousand between the periods due to the decline in the unrealized gains in our available-for-sale investment securities portfolio during the year. In the second quarter, our insurance agency subsidiary Mang - Wilber LLC purchased a two-thirds interest in a small insurance agency located in Clifton Park, New York. The investment in the agency at December 31, 2004 was being carried at $468 thousand. Due to the increase in our indirect automobile loan volumes, our prepaid dealer reserve increased $207 thousand between the periods. These increases were offset by a $179 thousand decrease in interest receivable, a $185 thousand decrease in other prepaid items and a $133 thousand decrease in computer software.


                                                                            31-K

Composition of Liabilities
--------------------------

Deposits. Deposits are our primary funding source. At December 31, 2004 deposits represented 83.7% of our total liabilities, compared to 87.4% at December 31, 2003. At December 31, 2003 our total deposits were $580.633 million. This compares to $571.929 million at December 31, 2004, an $8.704 million or 1.5% decrease. The decrease in total deposits was primarily due to a decrease in our interest-bearing non-maturity deposit accounts, including savings, NOW and money market accounts. Throughout 2004, we maintained low rates of interest on many of the balance tiers in our interest-bearing non-maturity deposit accounts in order to contain our interest expense. Some of our interest rate sensitive deposit customers transferred these funds to time deposits or non-deposit investments, thereby reducing their balances in the interest-bearing non-maturity deposit accounts.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2004.

Time Accounts Maturity Table:

                                                                        Maturity as of December 31, 2004
                                                      ------------------------------------------------------------------
                                                      3 Months or   Over 3 to 6   Over 6 to 12    Over 12
            Dollars in Thousands                          Less         Months        Months        Months         Total
                                                      ------------------------------------------------------------------
            Certificates of Deposit and Other Time
            Deposits of $100,000 or more                $ 18,464      $ 14,296      $ 11,817      $ 34,797      $ 79,374

            Certificates of Deposit and Other Time
            Deposits less than $100,000                   22,311        21,330        41,588       102,429       187,658
                                                      ------------------------------------------------------------------

            Total of time accounts                      $ 40,775      $ 35,626      $ 53,405      $137,226      $267,032
                                                      ==================================================================

Foreign Deposits in Domestic Offices. At December 31, 2004 we held $13.824 million of deposits from foreign depositors. This compares to $14.353 million at December 31, 2004. The substantial majority of these deposit relationships were acquired during 1994 when we purchased certain assets and all of the deposit liabilities from the First National Bank of Downsville in Delaware County, New York.

Borrowings. Total borrowed funds consist of short-term and long-term borrowings. Short-term borrowings include federal funds purchased, treasury, tax and loan notes held for the benefit of the U.S. Treasury Department, and securities sold under agreements to repurchase with our customers and other third parties. Long-term borrowings consist of monies we borrowed from the FHLBNY for various funding requirements and wholesale funding strategies. At December 31, 2004 our ratio of borrowed funds (including short-term and long-term borrowings) to total liabilities increased as compared to December 31, 2003. Total borrowed funds were $102.938 million or 15.1% of total liabilities at December 31, 2004, as compared to $75.867 or 11.4% of total liabilities at December 31, 2003; a $27.071 million increase. The increase in total borrowed funds was primarily due to the implementation of two $15.0 million wholesale leverage transactions executed by management, one in the first quarter and another in the fourth quarter. During the first quarter, we borrowed $15.0 million from the FHLBNY in a series of advances (borrowings) with varying terms of repayment. The borrowed funds were used to purchase an equal amount of available-for-sale investment securities. During the fourth quarter, we borrowed $15.0 million from a large money center bank through a security resale agreement to purchase an equal amount of available-for-sale investment securities. These funds were borrowed on a short-term basis, with the intention of replacing the borrowing with the core deposit liabilities, scheduled to be assumed by the Bank from HSBC Bank, National Association during the first quarter of 2005. This transaction closed on February 4, 2005 and the borrowed funds were repaid. See Note 8 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on our borrowed funds.

D. Results of Operations

a. Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

     Please refer to the Consolidated Financial Statements presented in PART
                          II, Item 8, of this document.

Summary. Net income for 2004 was $8.618 million. This was $95 thousand or 1.1% less than 2003 net income of $8.713 million. Earnings per share also decreased slightly, from $0.78 in 2003 to $0.77 in 2004. Minor decreases in net interest income and other income and an increase in other expenses were partially offset by reductions in the provision for loan losses and income taxes. During 2004 net interest income decreased by $71 thousand or 0.3% from $24.475 million in 2003 to $24.404 million in 2004. A reduction in net interest income due to rate totaling $785 thousand was offset by an


32-K
increase in net interest income due to volume of $714 thousand. Similarly, other income decreased modestly from $5.663 million in 2003 to $5.634 million in 2004. Decreases in trust fees, investment securities gains, bank-owned life insurance income, other service fees and other income were offset by increases in service charges on deposit accounts and commission income. Other expenses increased $635 thousand or 3.8% in 2004 due to increases in occupancy expense, computer service fees, advertising and marketing, professional fees and other fees totaling $724 thousand, offset by reductions in salaries and employee benefits expense and furniture and equipment expense totaling $89 thousand. The provision for loan losses in 2004 was $1.200 million, as compared to $1.565 million in 2003, a $365 thousand decrease due primarily to a decrease in net charge-offs and improved asset quality. Income taxes decreased from $3.277 million in 2003 to $3.002 million in 2004, a $275 thousand or 9.2% decrease due to increased tax-exempt municipal security income and a reduction in income before taxes.

Our return on average assets declined from 1.20% in 2003 to 1.17% in 2004. Similarly, our return on average stockholders' equity also declined from 13.67% in 2003 to 13.08% in 2004. In 2004 average earning assets and average stockholders' equity increased modestly, while net income declined, resulting in a lower return on average assets and lower return on average equity.

Net Interest Income. Net interest income is our most significant source of earnings. During both 2004 and 2003 net interest income contributed 81% of our total revenues, as compared to 19% for non-interest income. For this reason, the following tables, including the Asset and Yield Summary Table, the Interest Rate Table and the Rate and Volume Table and the associated analytical narrative are important components of our results of operations.

The following table summarizes the total dollar amount of interest income from average earnings assets and the resultant yields, as well as, the interest expense and rate paid on average interest bearing liabilities. No tax equivalent adjustments were made for tax-exempt assets. The average balances presented are calculated using daily totals and averaging them for the period indicated.


                                                                            33-K

Asset and Yield Summary Table:

                                                         For the Years Ended December 31,
                                ----------------------------------------------------------------------------------
                                                   2004                                       2003
                                ----------------------------------------------------------------------------------
                                  Average       Interest                     Average       Interest
                                Outstanding      Earned         Yield /    Outstanding      Earned         Yield /
                                  Balance        /Paid           Rate        Balance        /Paid            Rate
                                ----------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Earning Assets:
Federal funds sold                $  6,346      $     81          1.28%      $ 15,175      $    173          1.14%
Interest bearing
deposits                             8,581           534          6.22%        14,149           928          6.56%
Securities (1)                     308,101        11,685          3.79%       302,387        13,050          4.32%
Loans, Net (2)                     367,328        24,865          6.77%       352,935        24,477          6.94%
                                  ----------------------                     ----------------------
     Total earning assets          690,356        37,165          5.38%       684,646        38,628          5.64%

Non-earning assets                  46,394                                     43,580
                                  --------                                   --------
         Total assets             $736,750                                   $728,226
                                  ========                                   ========

Liabilities:
Savings accounts                  $ 95,657      $    601          0.63%      $ 89,087      $    791          0.89%
Money market
accounts                            28,773           328          1.14%        30,938           298          0.96%
NOW accounts                       122,640         1,023          0.83%       121,288         1,353          1.12%
Time accounts                      271,317         7,526          2.77%       280,290         8,258          2.95%
Borrowings                          82,929         3,283          3.96%        77,068         3,453          4.48%
                                  ----------------------                     ----------------------
Total interest bearing
liabilities                        601,316        12,761          2.12%       598,671        14,153          2.36%

Non-interest bearing
deposits                            61,626                                     57,355
Other non-interest
bearing liabilities                  7,913                                      8,454
                                  --------                                   --------
      Total liabilities            670,855                                    664,480
Shareholder equity                  65,895                                     63,746
                                  --------                                   --------
 Total liabilities and
shareholder equity                $736,750                                   $728,226
                                  ========                                   ========

 Net interest income                            $ 24,404                                   $ 24,475
                                                ========                                   ========

Net interest rate spread (3)                                      3.26%                                      3.28%
                                                                ======                                     ======

 Net earning assets               $ 89,040                                   $ 85,975
                                  ========                                   ========

Net interest margin (4)                                           3.53%                                      3.57%
                                                                ======                                     ======

Ratio of earning
assets to interest-               ========                                   ========
bearing liabilities                 114.81%                                    114.36%
                                  ========                                   ========

                                 For the Years Ended December 31,
                              ---------------------------------------
                                                2002
                              ---------------------------------------
                                Average      Interest
                              Outstanding     Earned          Yield /
                                Balance        /Paid           Rate
                              ---------------------------------------
                                       (Dollars in thousands)
Earning Assets:
Federal funds sold             $ 14,291      $    238          1.67%
Interest bearing
deposits                         19,769         1,257          6.36%
Securities (1)                  276,550        13,648          4.94%
Loans, Net (2)                  336,283        26,503          7.88%
                               ----------------------
     Total earning assets       646,893        41,646          6.44%

Non-earning assets               41,520
                               --------
         Total assets          $688,413
                               ========

Liabilities:
Savings accounts               $ 79,382      $  1,101          1.39%
Money market
accounts                         36,548           537          1.47%
NOW accounts                     95,861         1,678          1.75%
Time accounts                   274,985         9,719          3.53%
Borrowings                       80,129         4,135          5.16%
                               ----------------------
Total interest bearing          566,905        17,170          3.03%
liabilities

Non-interest bearing
deposits                         52,652
Other non-interest
bearing liabilities               9,230
                               --------
      Total liabilities         628,787
Shareholder equity               59,626
                               --------
 Total liabilities and
shareholder equity             $688,413
                               ========

 Net interest income                         $ 24,476
                                             ========

Net interest rate spread (3)                                   3.41%
                                                             ======

 Net earning assets            $ 79,988
                               ========

Net interest margin (4)                                        3.78%
                                                             ======

Ratio of earning
assets to interest-            ========
bearing liabilities              114.11%
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


34-K

Net interest income decreased by $71 thousand or 0.3% in 2004. Specifically, our net interest income was $24.404 million in 2004, as compared to $24.475 million in 2003. Throughout 2004 national interest rates remained low relative to historical interest rates (see comparative interest rate table below for an 8 quarter history of interest rates). This interest rate environment allowed us to reduce the interest rates paid on our deposits (particularly time deposits) and borrowings, netting a reduction in interest expense and the total cost of interest-bearing liabilities. In 2004 our interest-bearing liabilities expense and cost were $12.761 million and 2.12% respectively. This compares to $14.153 million and 2.36%, respectively, in 2003. A reduction in interest expense totaling $1.392 million was offset by a reduction in interest income totaling $1.463 million. In 2004 the interest income and net yield on our earning assets were $37.165 million and 5.38%, respectively. In 2003, the interest income and net yield on our earning assets were $38.628 million and 5.64%, respectively. The primary cause for the decrease in interest income and our total earning asset yield was the reduction in interest income on our investment securities portfolio (including trading, available-for-sale and held-to-maturity).

Comparative Interest Rate Table:

      ==================================================================================================================
                                                       2004                                        2003
                                    ----------------------------------------    ----------------------------------------
         Interest Rates (1)         December   September    June       March    December   September    June       March
      ----------------------------------------------------------------------    ----------------------------------------
      Target Federal Funds Rate       2.25%      1.75%      1.00%      1.00%      1.00%      1.00%      1.00%      1.25%
      ----------------------------------------------------------------------    ----------------------------------------
      NYC Prime                       5.25%      4.75%      4.00%      4.00%      4.00%      4.00%      4.00%      4.25%
      ----------------------------------------------------------------------    ----------------------------------------
      90 Day Treasury Bill            2.23%      1.71%      1.32%      0.95%      0.88%      0.91%      0.81%      1.10%
      ----------------------------------------------------------------------    ----------------------------------------
      6 Month Treasury Bill           2.56%      1.95%      1.68%      0.99%      0.99%      1.00%      0.82%      1.10%
      ----------------------------------------------------------------------    ----------------------------------------
      1 Year Treasury Note            2.77%      2.14%      2.20%      1.17%      1.21%      1.06%      0.84%      1.16%
      ----------------------------------------------------------------------    ----------------------------------------
      2 Year Treasury Note            3.09%      2.53%      2.84%      1.53%      1.84%      1.47%      1.10%      1.49%
      ----------------------------------------------------------------------    ----------------------------------------
      3 Year Treasury Note            3.27%      2.81%      3.32%      1.93%      2.31%      1.97%      1.40%      1.86%
      ----------------------------------------------------------------------    ----------------------------------------
      5 Year Treasury Note            3.65%      3.29%      3.97%      2.71%      3.24%      2.82%      2.16%      2.73%
      ----------------------------------------------------------------------    ----------------------------------------
      7 Year Treasury Note            3.68%      3.68%      3.68%      3.68%      3.68%      3.36%      2.67%      3.33%
      ----------------------------------------------------------------------    ----------------------------------------
      10 Year Treasury Note           4.29%      4.04%      4.75%      3.76%      4.27%      3.94%      3.27%      3.82%
      ----------------------------------------------------------------------    ----------------------------------------
      Federal Housing Finance
      Board National Avg              5.65%      5.77%      5.73%      5.69%      5.79%      5.61%      5.68%      5.88%
      Mortgage Contract Rate (2)
      ==================================================================================================================

      (1) The yields and interest rates presented in this table are provided to us by a third party vendor on a bi-weekly basis. The interest rates provided in the table were obtained from the report nearest to the month-end.

      (2) The Federal Housing Finance Board national average mortgage contract rate is presented with a one-month lag.

In 2003,  our  investment  securities  portfolio  generated  $13.050  million in interest income resulting in a 4.32% yield. By comparison, in 2004 our investment securities portfolio generated $11.685 million in interest income and yielded 3.79%, a $1.365 million reduction in interest income and 53 basis point reduction in yield. During 2004 we experienced very rapid prepayments on the mortgage-backed securities sector of our investment securities portfolio requiring us to record a significant amount of amortization of premiums on our investment securities. During 2003, we recorded a net amortization of premiums and accretion of discounts on investments of $1.682 million. This compares to $2.180 million in 2004, a $498 thousand increase. Additionally, due to the high levels of prepayments and the low interest rate environment, we reinvested much of the investment securities proceeds in investment securities at investment yields below the investment yield on the maturing security, driving down our yields. Specifically, during 2003 and 2004 we received investment securities proceeds (primarily due to prepayments) totaling $344.788 million, $156.031 million in 2003 and $188.757 million in 2004.

The yield on the loan portfolio declined from 6.94% in 2003 to 6.77% in 2004, a 17 basis point decrease. As existing loans matured and amortized throughout 2004, they were replaced by new loans at lower rates of interest. In spite of the decreased yields, the interest income on loans increased by $388 thousand period over period due to a substantial increase in our average total loans outstanding. Average total loans outstanding were $352.935 million in 2003, as compared to $367.328 million in 2004, a $14.393 million or 4.1% increase period over period.

During 2004 both the yield and average volume outstanding of interest-bearing bank balances decreased. This resulted in a $394 thousand decrease in interest income year over year. In 2003 the average balances outstanding and average yield on interest-bearing bank balances were $14.149 million and 6.56% respectively. This compares to $8.581 million and 6.22% in 2004. During 2003 and 2004 several FDIC-insured bank certificates of deposit acquired in a wholesale leverage transaction during the fourth quarter of 2000 and first quarter of 2001 matured. The average yield on these


                                                                            35-K
maturing certificates ranged from 6.50 - 6.75%. During the fourth quarter of 2004, we acquired $4.800 million of FDIC-insured certificates of deposit as part of a wholesale leverage transaction. The interest rate paid on these certificates of deposit was lower (2.40 - 3.40%) than the interest rates paid on the matured certificates, resulting in a decrease in our average yield on interest-bearing bank balances in 2004.

During 2004 the interest income earned on federal funds sold decreased, primarily due to a reduction in our average outstanding balances. During 2003, we maintained an average balance in federal funds sold of $15.175 million, as compared to $6.346 million in 2004. Although the average yield on federal funds sold increased during the last two quarters of 2004, our interest income decreased from $173 thousand in 2003 to $81 thousand in 2004.

During 2004, we offset our decrease in earning asset yields by decreasing the cost of interest-bearing liabilities. Specifically, the interest expenses and total cost of interest-bearing liabilities was $14.153 million and 2.36% in 2003, as compared to $12.761 million and 2.12% in 2004, respectively. During 2004 we reduced our interest expense on our savings accounts, NOW accounts, time accounts and borrowings, and only modestly increased the interest expense on our money market accounts.

The most significant decrease in our interest expense occurred in time accounts. During 2003, we recorded $8.258 million of interest expense on time accounts. This compares to $7.526 million of interest expense on time accounts in 2004, a $732 thousand decrease. During 2004 the weighted average interest rate on maturing certificates of deposit exceeded the rates of interest being paid on new and renewed certificates of deposit, primarily because the maturing certificates of deposit were initially issued at a time when market interest rates were higher. This caused a reduction in the average cost of time deposits from 2.95% in 2003 to 2.77% in 2004, an 18 basis point decrease.

During 2004 the interest expense and cost associated with savings accounts and NOW accounts also decreased even though the average balance maintained in both categories increased. In 2003 savings accounts balances averaged $89.087 million. This compares to $95.657 million in 2004, a $6.570 million or 7.4% increase. In spite of this increase, the interest expense related to savings accounts decreased by $190 thousand, from $791 thousand in 2003 to $601 thousand in 2004. During 2003 and 2004 we decreased the interest rate paid on our savings accounts as a result of the decrease in short-term interest rates during the second quarter of 2003. This decreased our average cost on savings deposits from 0.89% in 2003 to 0.63% in 2004, a 26 basis point decrease. Similarly, the average cost of our NOW accounts decreased from 1.12% in 2003 to 0.83% in 2004 for this same reason. This reduced interest expense on NOW accounts from $1.353 million in 2003 to $1.023 million in 2004, a $330 thousand or 24.4% decrease.

Our interest expense and average cost of borrowings decreased during 2004. Specifically, in 2003 our interest expense on borrowings was $3.453 million, as compared to $3.283 million in 2004. During 2003 and 2004 respectively, we repaid $17.497 million and $5.470 million of high cost borrowings. These matured borrowings were replaced by $6.758 million and $32.541 million of new lower-cost borrowings in 2003 and 2004, respectively; which reduced the average cost of borrowed funds from 4.48% in 2003 to 3.96% in 2004.

The cost of our money market accounts increased from 0.96% in 2003 to 1.14% in 2004 due to an increase in the 90-day Treasury bill rate during 2004. The majority of our money market account balances were deposited in our highest interest rate tier in 2004, which was indexed weekly to the 90-day Treasury bill rate. For this reason, as the 90-day Treasury rate bill increased during 2004, so did our cost of money market deposit accounts.

Rate and Volume Analysis

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


36-K

Rate and Volume Table:

                                                                         Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                          2004 vs. 2003                             2003 vs. 2002
                                              -----------------------------------------------------------------------------
                                                Rate         Volume        Total          Rate         Volume        Total
                                              -----------------------------------------------------------------------------
                                                                              (In thousands)
      Earning assets:
            Federal funds sold                $    19       $  (111)      $   (92)      $   (79)      $    14       $   (65)
            Interest-bearing deposits             (46)         (348)         (394)           38          (367)         (329)
         Securities                            (1,608)          243        (1,365)       (1,803)        1,205          (598)
         Loans                                   (595)          983           388        (3,292)        1,266        (2,026)
                                              -----------------------------------       -----------------------------------
                   Total earning assets        (2,230)          767        (1,463)       (5,136)        2,118        (3,018)
                                              -----------------------------------       -----------------------------------

      Interest bearing liabilities:
          Savings accounts                       (245)           55          (190)         (433)          123          (310)
          Money market accounts                    52           (22)           30          (165)          (74)         (239)
          NOW accounts                           (345)           15          (330)         (700)          375          (325)
          Time accounts                          (486)         (246)         (732)       (1,646)          185        (1,461)
          Borrowings                             (421)          251          (170)         (529)         (153)         (682)
                                              -----------------------------------       -----------------------------------
      Total interest bearing liabilities       (1,445)           53        (1,392)       (3,473)          456        (3,017)
                                              -----------------------------------       -----------------------------------

      Change in net interest income           $  (785)      $   714       $   (71)      $(1,663)      $ 1,662       $    (1)
                                              -----------------------------------       -----------------------------------

During 2004 we were able to maintain our net interest income near the 2003 levels because we increased the volume of our earning assets and reduced the cost of interest-bearing liabilities. Specifically, in 2004 net interest income decreased by $71 thousand, from $24.475 million in 2003 to $24.404 million in 2004. The growth in the volume of our earning assets contributed an additional $767 thousand in interest income in 2004 (over 2003), while the reduction in our interest-bearing liability costs reduced interest expense by $1.445 million. These two factors combined nearly offset the decrease in interest income on earning assets of $2.230 million due to a change in interest rates.

Interest income on investment securities decreased by $1.365 million during 2004. An increase in the average volume of securities contributed an additional $243 thousand of interest income in 2004, while a reduction in the yield on the securities portfolio decreased interest income by $1.608 million. During 2004 we experienced very rapid prepayments on our mortgage-backed securities portfolio due to the low interest rates available on home mortgages. During 2004 many homeowners refinanced or repaid their existing mortgage to lower their interest rate or move into a new home. These rapid prepayments required us to amortize a significant portion of premiums paid by us to obtain these securities. Additionally, due to a high turnover rate on our investment securities portfolio in 2003 and 2004 many of the securities purchased were purchased at yields below the yield on the maturing security. The reduction in interest income on the securities portfolio due to a change in interest rates was the largest contributing factor toward our decrease in net interest income.

Interest income on loans increased by $388 thousand during 2004. Changes in interest rates caused a $595 thousand reduction in interest income, while an increase in the average volume of loans outstanding increased interest income by $983 thousand. Although interest rates declined on loans during 2004, we increased the interest income earned on loans by increasing loans outstanding.

Interest income earned on interest-bearing deposits (at other banks) decreased by $394 thousand during 2004. A decrease in the average volume of interest-bearing deposits reduced interest income by $348 thousand, while a decrease in the average yield reduced interest income by $46 thousand.

Interest income on federal funds sold in 2004 decreased by $92 thousand, from $173 thousand in 2003 to $81 thousand in 2004. The interest income earned on federal funds sold decreased by $111 thousand due to a reduction in the average volume of federal funds sold during the year. This reduction was partially offset by a $19 thousand increase in interest income on federal funds sold due to the increase in the federal funds rate during the second half of 2004.

During 2004 we experienced a significant reduction in interest expense due to a reduction in the rate and volume of time accounts. During 2004 higher-rate certificates of deposit were replaced by new certificates of deposit at lower rates. Interest expense on time accounts decrease by $732 thousand in 2004, as compared to 2003. Interest expense decreased $486 thousand as a result of a reduction in rates and $246 thousand as a result of a reduction in volume. The


                                                                            37-K
average cost of time deposits was 2.95% in 2003, as compared to 2.77% in 2004, while the average volume of time deposits decreased from $280.290 million in 203 to $271.317 million in 2004.

Savings accounts, NOW accounts and borrowings experienced similar rate and volume patterns in 2004. In 2004 the average balances of all three of these categories of interest bearing liabilities increased, while the average interest rate paid decreased. The increase in the average balances resulted in additional interest expense due to a change in volume, while the change in the rates decreased interest expense. On the savings accounts, interest expense decreased $190 thousand due to a $245 thousand reduction in interest expense due to a change in rates, offset by a $55 thousand increase in interest expense due to an increase in the average volume. On the NOW accounts, interest expense decreased $330 thousand due to a $345 thousand reduction in interest expense due to a change in rates, offset by a $15 thousand increase in interest expense due to an increase in the average volume. And finally, on borrowings, interest expense decreased $170 thousand due to a $421 thousand reduction in interest expense due to a change in rates, offset by a $251 thousand increase in interest expense due to an increase in the average volume.

Interest expense on our money market accounts increased $30 thousand in 2004 (over 2003). Interest expense increased $52 thousand due to an increase in interest rates paid on money market accounts, while interest expense decreased $22 thousand due to a reduction in the volume of money market accounts. The majority of our money market accounts are indexed to the 90-day Treasury bill rate, which increased during 2004.

Provision for Loan Losses. The provision for loan losses was $1.200 million or 0.33% of average total loans outstanding in 2004, as compared to $1.565 million or 0.44% of average total loans outstanding in 2003. This was a $365 thousand or 23.3% decrease. The provision for loan losses decreased in 2004, as compared to 2003 due to a general improvement in the credit quality of our loan portfolio. During 2004, net loan charge-offs decreased by $493 thousand or 41.1%, from $1.200 million or 0.33% of average loans outstanding in 2003 to $707 thousand or 0.19% of average loans outstanding in 2004. Similarly, during 2004 we experienced a reduction in the level of our non-performing loans. At December 31, 2003 we had $3.658 million of non-performing loans outstanding versus $2.751 million at December 31, 2004. This was a $907 thousand or 24.8% decrease between the periods. Delinquent loans also decreased between the periods. At December 31, 2004 we had $2.267 million of loans or 0.58% of total loans outstanding that were 30 or more days past due (excluding loans place on non-accrual status). By comparison, at December 31, 2003 we had $2.752 million or 0.76% of total loans outstanding that were 30 or more days past due (excluding loans placed on non-accrual status). The potential problem loans did not change significantly between the periods. Potential problem loans increased slightly between the periods, from $7.846 million or 2.2% of total loans outstanding at December 31, 2003 to $8.662 million or 2.2% of total loans outstanding at December 31, 2004.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, investment security gains / (losses), income on bank-owned life insurance, other service fees and other income. Non-interest income decreased slightly from $5.663 million in 2003 to $5.634 million in 2004. This represents a $29 thousand or 0.5% decrease. Increases in service charges on deposit accounts and commissions income were negatively offset by decreases in trust fees, investment security gains, bank-owned life insurance income, other service fees and other income.

Total trust fees decreased slightly in 2004. Specifically, trust fees totaled $1.383 million in 2003, as compared to $1.326 million in 2004, a $57 thousand or 4.3% decrease. The decrease in trust fees between the periods was primarily due to a reduction in non-recurring closing fees, including estate administration commissions and trust account termination fees. In 2003, we recorded $289 thousand in trust / estate closing fees, as compared to $81 thousand in 2004. We partially offset this decline in 2004 by recording a $151 thousand increase in fees on other trusts, custodial and investment management accounts. Although there was a decrease in the period end market value of trust accounts between December 31, 2003 and December 31, 2004, the average value of trust assets administered by the Bank increased, driving the increase in our trust fees. The decrease in the period end market value of trust accounts between the periods was primarily due to the reduction in value of a single trust account totaling approximately $26.600 million.

Service charges on deposit accounts increased from $1.457 million in 2003 to $1.556 million in 2004, a $99 thousand or 6.8% increase. During the second half of 2004, we increased certain penalty charges on checking accounts. This in addition to a higher average balance of demand deposit accounts in 2004, versus 2003, increased our service charge income year over year.

Our commission income is generated from the Bank's insurance agency subsidiary, Mang - Wilber LLC. During 2004, we increased the number of policies through additional sales to customers and purchased a two-thirds interest in a small specialty-lines insurance agency located in Clifton Park, New York. These factors increased our commission income from $434 thousand in 2003 to $524 thousand in 2004, a $90 thousand or 20.7% increase.


38-K

During 2004 we netted pre-tax investment securities gains of $1.031 million on the call and sale of investment securities. This was a $33 thousand or 3.1% decrease as compared to 2003. In 2003 we recorded $1.064 million in net pre-tax investment securities gains. During 2004 we sold $12.986 million of available-for-sale investment securities and had an additional $175.771 million in available-for-sale and held-to-maturity securities mature or be called as interest rates declined. Our corporate securities were sold during 2004 to reduce the credit risk in our investment securities portfolio.

The income related to the increase in the cash surrender value of bank-owned life insurance decreased from $639 thousand in 2003 to $569 thousand in 2004, a $70 thousand or 11.0% decrease. During 2004 the insurance companies decreased the crediting rates for their policyholders because yields decreased on their investment securities portfolios as a result of the low interest rate environment.

Other service fees are comprised of numerous types of fee income, including merchant credit card processing fees, residential mortgage origination fees, official check and check cashing fees, travelers' check sales, wire transfer fees, letter of credit fees and other miscellaneous service charges, commissions and fees. Other service fees decreased from $325 thousand in 2003 to $286 thousand in 2004, a $39 thousand or 12.0% decrease. During the second quarter of 2003, we lost our largest merchant credit card customer, which decreased fees related to this service from $58 thousand in 2003 to $9 thousand in 2004, a $49 thousand decrease. This decrease was partially offset by an increase in our mortgage loan fees. During 2004 we increased our marketing efforts and origination process to increase the volume of mortgages we originate as agent for another bank. These efforts, coupled with the low mortgage rates, increased our mortgage loan fees by $30 thousand, from $39 thousand in 2003 to $69 thousand in 2004.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of foreclosed real estate, and distributions from two insurance trusts, in which the Bank participates. Other income decreased from $361 thousand in 2003 to $342 thousand in 2004, a $19 thousand or 5.3% decrease. During 2004 we recorded $113 thousand of investment services income, as compared to $54 thousand in 2003, a $59 thousand increase. During 2003 we hired a financial planning and investment management specialist and licensed eight additional employees to sell investment services. The fee income improvements experienced in 2004 were the result of additional mutual fund, annuity and investment securities sales generated by these employees. These improvements were negatively offset by a $50 thousand decrease in income related to the Bank's investment in New York Bankers Title Agency East, and a $28 thousand net decrease in other miscellaneous income items.

Non-Interest Expense. Non-interest expenses are comprised of salaries and employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other expense. Total non-interest expense increased from $16.583 million in 2003 to $17.218 million in 2004, a $635 thousand or 3.8% increase.

Salaries and employee benefits expense decreased slightly in 2004. Total salaries and benefits expense was $10.741 million in 2004, as compared to $10.778 million in 2003, a $37 thousand or 0.3% decrease. Although the net decrease in salaries and employee benefits was modest in 2004, there were several positive and negative factors, which contributed to the net change. Base salaries, overtime and employee incentive pay increased by $429 thousand or 5.4% in 2004, from $7.885 million in 2003 to $8.314 million in 2004 due to annual wage and salary adjustments for existing employees and expansionary activities, including the addition of new employees. Our group health insurance expenses increased from $650 thousand in 2003 to $717 thousand in 2004, a $67 thousand or 9.3% increase due to increased claims and plan administration costs. In addition, during 2004 we recorded increases in group life insurance, group disability, employee education, supplemental executive retirement plan benefits, and other benefits totaling $96 thousand.

These increases were offset by a $66 thousand decrease in our pension plan expense, a $10 thousand decrease in workers' compensation expense, and most significantly, a $553 thousand decrease in expense related to the Bank's executive deferred compensation plan. During 2003 we recorded a $663 thousand expense for our executive deferred compensation plan, as compared to $110 thousand in 2004. The decrease was primarily due to a decrease in the returns generated by the investments held in the plan, including the Company's phantom stock units.

Our net occupancy expense on bank premises increased $86 thousand or 6.3%, from $1.360 million in 2003 to $1.446 million in 2004. During 2004 building repairs, utilities, insurance, building rental expense, school and land taxes, and depreciation expense all increased due to general inflationary-type increases and the establishment of a new full-service branch office in Johnson City (Broome County), New York and a representative loan production office in Kingston (Ulster County), New York.


                                                                            39-K

Furniture and equipment expense decreased $52 thousand or 6.5% in 2004, from $803 thousand in 2003 to $751 thousand in 2004. During 2004 equipment maintenance and repair costs and depreciation expense declined by $30 thousand and $26 thousand respectively.

During 2004, we recorded a significant increase in computer service fees. Total computer service fees were $598 thousand in 2004, as compared to $305 thousand in 2003, a $293 thousand or 96.1% increase. During the third quarter of 2004, we terminated a contract to convert our core computer processing system. At that time we were carrying $135 thousand of prepaid conversion costs in other assets, which we expensed to computer service fees. The remaining $158 thousand in computer service fee increases were incurred as the result of implementing new computer systems and data conversion costs related to increased information technology system demands and the pending core computer system conversion scheduled for the second quarter of 2005.

Marketing and advertising expense increased $102 thousand or 23.4% in 2004, from $436 thousand in 2003 to $538 thousand in 2003. Our market expansion activities, increased product promotions and an increased level of participation in community events drove the increase in our marketing and advertising expense in 2004.

Professional fees increased by $103 thousand or 25.2% in 2004, from $409 thousand in 2003 to $512 thousand in 2004. In 2004 we expanded the scope of our loan review process. We recorded $39 thousand of additional professional fees expense for this purpose. Other various professional fees increases account for the remaining of professional fees increases.

Other miscellaneous expenses include directors' fees, fidelity insurance, the Bank's OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expense related to the Bank's accounts receivable financing service, charitable donations and customer relations, other miscellaneous losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, goodwill impairment, OREO expenses, gain / loss on the disposal of assets, minority interest expense, American Stock Exchange listing fees and several other miscellaneous expenses. During 2004, other expenses increased $140 thousand or 5.6%, from $2.492 million in 2003 to $2.632 million in 2004. The following table itemizes the individual components of other miscellaneous expenses that increased or (decreased) by more than $10 thousand between the periods.

Table of Other Miscellaneous Expenses:

            ---------------------------------------------------------------------------
                                                             Year
                                                      ------------------
                                                                              Increase/
            Description of Other Expense               2004        2003      (Decrease)
            ---------------------------------------------------------------------------
            dollars in thousands
            Directors fees                            $  150      $  168      $  (18)
            Bad debt collection expense                  137         178         (41)
            Accounts receivable financing
            servicing expense                            152         100          52
            Customer relations expense                    67          31          36
            Charitable donations                         107          89          18
            Telephone                                    178         227         (49)
            Travel and entertainment                     198         177          21
            Software amortization                        165         130          35
            Intangible asset amortization                 84         115         (31)
            Deferred reserves for unused loan
            commitments                                    4          38         (34)
            Minority interest for Mang - Wilber
            insurance agency subsidiary                  110          89          21
            Other losses                                  25          38         (13)
            American stock exchange listing fees          73          --          73
            All other expense items, net               1,182       1,112          70
                                                      ------------------------------
                         Total Other                  $2,632      $2,492      $  140
            ---------------------------------------------------------------------------


40-K

Income Taxes. Income tax expense decreased from $3.277 million in 2003 to $3.002 million in 2004, a $275 thousand or 8.4% decrease. The decrease in the income tax expense was primarily due to a net increase in tax-exempt income of $397 thousand in 2004 and decreased pre-tax earnings. Our effective tax rate for 2004 and 2003, was 25.8% and 27.3%, respectively.

Our income tax expense and effective tax rate were reduced in 2004 (as well as, in prior years) because current New York State tax law allows us to claim a 60% dividends paid deduction for dividends paid to the Bank by its subsidiary, Wilber REIT, Inc. Legislation has been proposed at the New York State level, which would change the tax treatment of dividends paid by real estate investment trusts, such as Wilber REIT, Inc. If the law is passed in its current form with and effective date of January 1, 2005, our annual income tax expense would increase by approximately $320 thousand, increasing our effective tax rate to 28.6%.

b. Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

     Please refer to the Consolidated Financial Statements presented in PART
                          II, Item 8, of this document.

Summary. Net income for 2003 was $8.713 million. This represents a $151 thousand or 1.8% increase over 2002 net income of $8.562 million. Earnings per share increased by $0.02 per share from $0.76 per share in 2002 to $0.78 per share in 2003. Net interest income was very flat between periods. Therefore, the increase in our earnings was primarily due to an increase in other income, a reduction in the provision for loan losses, and a lower provision for income taxes offset by an increase in other expenses. More specifically, during 2003 other income increased by $409 thousand, the provision for loan losses decreased by $355 thousand and the income tax provision was $81 thousand less in 2003 than in 2002. The combined improvement of these items totaling $845 thousand was offset by a $693 thousand increase in other expenses.

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

Net interest income was flat period over period, decreasing by only $1 thousand from 2002 to 2003. More specifically, net interest income was $24.475 million in 2003 as compared to $24.476 million in 2002. Although net interest margin declined by 21 basis points between the periods from 3.78% in 2002 to 3.57% in 2003, its negative impact on net interest income was offset by growth in earning assets. The decrease in our net interest margin was primarily driven by rapidly declining earning asset yields. Our earning asset yields declined by 80 basis points, from 6.44% in 2002 to 5.64% in 2003. This occurred because the interest rates at which we originated new loans, acquired new investment securities and sold overnight federal funds during 2003 were significantly lower than comparable interest rates in 2002 (see comparative interest rate table below).


                                                                            41-K

Comparative Interest Rate Table:

      =================================================================================================================
                                                    2003                                          2002
                                   ----------------------------------------    ----------------------------------------
          Interest Rates (1)       December   September    June       March    December   September    June       March
      ---------------------------------------------------------------------    ----------------------------------------
      Target Federal Funds Rate      1.00%      1.00%      1.00%      1.25%      1.25%      1.75%      1.75%      1.75%
      ---------------------------------------------------------------------    ----------------------------------------
      NYC Prime                      4.00%      4.00%      4.00%      4.25%      4.25%      4.75%      4.75%      4.75%
      ---------------------------------------------------------------------    ----------------------------------------
      90 Day Treasury Bill           0.88%      0.91%      0.81%      1.10%      1.18%      1.44%      1.66%      1.75%
      ---------------------------------------------------------------------    ----------------------------------------
      6 Month Treasury Bill          0.99%      1.00%      0.82%      1.10%      1.21%      1.43%      1.68%      2.02%
      ---------------------------------------------------------------------    ----------------------------------------
      1 Year Treasury Note           1.21%      1.06%      0.84%      1.16%      1.20%      1.47%      1.92%      2.57%
      ---------------------------------------------------------------------    ----------------------------------------
      2 Year Treasury Note           1.84%      1.47%      1.10%      1.49%      1.59%      1.73%      2.75%      3.58%
      ---------------------------------------------------------------------    ----------------------------------------
      3 Year Treasury Note           2.31%      1.97%      1.40%      1.86%      1.94%      2.13%      3.30%      4.18%
      ---------------------------------------------------------------------    ----------------------------------------
      4 Year Treasury Note           2.77%      2.34%      1.79%      2.36%      2.37%      2.46%      3.70%      4.56%
      ---------------------------------------------------------------------    ----------------------------------------
      5 Year Treasury Note           3.24%      2.82%      2.16%      2.73%      2.71%      2.72%      3.99%      4.81%
      ---------------------------------------------------------------------    ----------------------------------------
      7 Year Treasury Note           3.68%      3.36%      2.67%      3.33%      3.21%      3.28%      4.41%      5.12%
      ---------------------------------------------------------------------    ----------------------------------------
      10 Year Treasury Note          4.27%      3.94%      3.27%      3.82%      3.79%      3.68%      4.73%      5.28%
      ---------------------------------------------------------------------    ----------------------------------------
      15 Year Treasury Note          4.81%      4.52%      3.89%      4.45%      4.48%      4.47%      5.34%      5.81%
      ---------------------------------------------------------------------    ----------------------------------------
      30 Year Treasury Note          5.08%      4.88%      4.35%      4.84%      4.76%      4.78%      5.13%      5.42%
      ---------------------------------------------------------------------    ----------------------------------------
      Federal Housing Finance
      Board National Avg             5.79%      5.61%      5.68%      5.88%      6.03%      6.32%      6.62%      6.77%
      Mortgage Contract Rate
      =================================================================================================================

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

The average yield on the investment securities portfolio also decreased during 2003. Specifically, the investment securities portfolio decreased 62 basis points, from 4.94% in 2002 to 4.32% in 2003. Increased levels of mortgage refinancing activity accelerated prepayments on our mortgage backed securities requiring that we reinvest the maturing principal dollars at lower market yields. Additionally, the increased prepayment levels also required us to increase amortization expense on investment securities being held with "premiums," i.e., securities with amortized book values exceeding par value, thereby decreasing interest income and average yield.

The yield on the federal funds sold declined significantly between 2002 and 2003. During 2002 and the first half of 2003, the Federal Open Market Committee lowered the federal funds target rate to stimulate the national economy. These actions lowered our average yield on average federal funds sold.

The average yield on our interest-bearing deposits at other banks increased from 6.36% in 2002 to 6.56% in 2003 due to a shortened duration of the portfolio. The certificates of deposit in this portfolio were acquired in December 2000 and January 2001 at varying terms and rates. As the shorter-term certificates of deposit matured (which were initially issued at lower interest rates than the longer-term certificates of deposit) it caused the average yield of the portfolio to increase. In total $8.0 million of our FDIC-insured certificates of deposit matured during 2003 and were not replaced by new interest-bearing deposits with comparable yields.

While earning asset yields decreased, management was only able to decrease the cost of interest-bearing liabilities by 0.67% from 3.03% in 2002 to 2.36% in 2003. We, along with other banks and competitors, dropped deposit rates significantly throughout the last two quarters of 2002 and the first two quarters of 2003 to offset a general decline in interest rates, and in turn, asset yields. Management, however, found it increasingly difficult throughout 2003 to lower interest rates paid on deposits further as many of the Bank's non-maturity deposit accounts, such as savings and interest-bearing checking accounts, were already near an interest rate floor of 0%. Accordingly, management's options to reduce interest expense declined as interest rates decreased.


42-K

Rate and Volume Analysis. Net interest income decreased by $1 thousand from $24.476 million in 2002 to $24.475 million in 2003. Changes in volume increased net interest income by $1.662 million between the two periods, while changes in rate decreased net interest income by $1.663 million.

The interest income earned on loans decreased by $2.026 million between the two periods, from $26.503 million in 2002 to $24.477 million in 2003. The increase in average loan volume from $336.283 million in 2002 to $352.935 million in 2003 contributed $1.266 million of additional interest income, whereas the reduction in the average loan yield decreased interest income by $3.292 million. Average loan yields decreased by 0.94% between the two periods from 7.88% in 2002 to 6.94% in 2003.

The interest income on investment securities decreased by $598 thousand, from $13.648 million in 2002 to $13.050 million in 2003. The average volume of the investment portfolio increased significantly between periods from $276.550 million during 2002 to $302.387 million during 2003, generating $1.205 million in additional interest income. This improvement, however, was offset by lower investment yields, which reduced interest income by $1.803 million.

The interest income on federal funds sold decreased period over period. Specifically, interest income on federal funds sold decreased by $65 thousand, from $238 thousand in 2002 to $173 thousand in 2003. During 2003, interest income on federal funds sold decreased $79 thousand due to a reduction in the interest rate, while a lower average volume outstanding decreased interest income by $14 thousand.

The interest income on interest-bearing deposits (at other banks) decreased period over period by $329 thousand, from $1.257 million in 2002 to $928 thousand in 2003. Specifically, interest income increased by $38 thousand due to an increase in the average interest rate, but was negatively offset by a $367 thousand reduction in interest income due to a reduction in volume. During 2003, $8.000 million of FDIC-insured certificate of deposit portfolio matured and were not replaced by new certificates.

The average volume of savings accounts and NOW accounts increased significantly between the two periods in spite of declining interest rates. Specifically, the average volume of savings accounts increased from $79.382 million in 2002 to $89.087 million in 2003. Similarly, the average volume of NOW accounts increased from $95.861 million in 2002 to $121.288 million in 2003. Interest expense for savings and NOW accounts decreased between the two periods by $635 thousand. Increased volume in these two deposit categories created additional interest expense of $498 thousand, while a significant decline in short-term interest rates allowed management to reduce the interest expense on these accounts by $1.133 million.

Interest expense on money market accounts decreased from $537 thousand in 2002 to $298 thousand in 2003. Both a reduction in the average volume of money market balances, as well as a reduction in the interest rate paid on money market accounts, contributed to this reduction in interest expense.

Time account balances increased slightly between the two years. The average outstanding balance of time accounts during 2003 was $280.290 million, as compared to $274.985 million during 2002. Accordingly, interest expense due to volume for time accounts only increased $185 thousand period over period. By comparison, a substantial decrease in interest rates allowed management to lower certificate of deposit rates, saving $1.646 million of interest expense period over period. The net interest expense decrease due to time account balances equaled $1.461 million.

Interest expense for borrowings decreased from $4.135 million in 2002 to $3.453 million in 2003. The $682 thousand decrease in interest expense for borrowings is attributable to both a reduction in borrowings outstanding and a decrease in average borrowing costs.

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


                                                                            43-K

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, investment security gains / (losses), other service fees and other income. Non-interest income increased from $5.254 million in 2002 to $5.663 million in 2003. This represents a $409 thousand or 7.8% increase. The most significant reason non-interest income increased period over period is due to the increase in the realized gains on the sale of available for sale investment securities.

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

During 2003 we netted pre-tax realized gains of $1.064 million on the call and sale of investment securities. This represents a $792 thousand increase over 2002 when net pre-tax realized gains were $272 thousand. During 2003 we sold $11.239 million available-for-sale investment securities (primarily corporate bonds) and had an additional $144.792 million in available-for-sale and held-to-maturity securities mature or be called as interest rates declined. The corporate securities were sold because management believed it was prudent to reduce the credit risk, lock in gains and shorten the duration of the available-for-sale investment securities portfolio while interest rates were at or near 40-year lows. The long-term corporate bonds were sold in particular because of their sensitivity to market value decline in an increasing interest rate environment.

The income related to the increase in the cash value of bank-owned life insurance increased from $552 thousand in 2002 to $639 thousand in 2003, an $87 thousand or 15.8% increase. The increase was primarily due to the purchase of three additional policies, totaling $2.500 million in premium, which occurred during the fourth quarter of 2002. The policies were purchased to finance the benefit expense associated with the Company's implementation of two supplemental executive retirement plans ("SERP").

Other service fees are comprised of numerous types of fee income, including merchant credit card processing fees, residential mortgage origination fees, official check and check cashing fees, travelers' check sales, wire transfer fees, letter of credit fees and other miscellaneous service charges, commissions and fees. Other service fees decreased from $404 thousand in 2002 to $325 thousand in 2003, a $79 thousand or 19.6% decrease. The reduction in other service fees was primarily due to the loss of one significant merchant credit card processing account offset by a slight increase in letter of credit fees.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of foreclosed real estate, and distributions from two insurance trusts, in which the Bank participates. Other income decreased from $599 thousand in 2002 to $361 thousand in 2003, a $238 thousand or 39.8% decrease. The net decrease in other income was due to one significant positive variation and several negative variations between 2002 and 2003. During 2003, income related to the Bank's investment in New York Bankers Title Agency East increased by $34 thousand, from $34 thousand in 2002 to $68 thousand in 2003. These improvements were offset by a $64 thousand reduction in other real estate owned (foreclosed property) rental income due to sale of a foreclosed rental property in November 2002; a reduction in investment service fee income of $47 thousand; a reduction in the New York Bankers Insurance Trust dividend payments of $62 thousand; a $24 thousand decrease in lease income; a $25 thousand insurance claim paid in 2002 only; and other miscellaneous items totaling $49 thousand.

Non-Interest Expense. Non-interest expenses are comprised of salary and employee benefit expense, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses. Total non-interest expenses increased from $15.890 million in 2002 to $16.583 million in 2003, a $693 thousand or 4.4% increase.

Salaries and benefits expense increased by $638 thousand or 6.3%, from $10.140 million in 2002 to $10.778 million in 2003. Although the net increase in salaries and employee benefits was $638 thousand, there were several positive and negative factors, which contributed to the net change. Two factors that increased expense most significantly were an increase in the executive deferred compensation expense and an increase in pension plan expense. Specifically, in 2003


44-K
the underlying investments held for the benefit of the executive deferred compensation plan performed well, which required us to record a $538 thousand increase in salaries expense to fully fund the executive deferred compensation liability. In 2002 we recorded $125 thousand expense for the executive deferred compensation plan, as compared to $663 thousand in 2003. The Bank's pension plan expense also increased from $226 thousand in 2002 to $543 thousand in 2003, a $317 thousand increase, due primarily to increase in the benefit obligation under the plan. Base salaries, overtime and employee incentive pay also increased by $89 thousand or 1.1%, from $7.796 million in 2002 to $7.885 million in 2003 due to annual wage and salary adjustments for existing employees and expansionary activities. And finally, group health, group life, group disability, unemployment insurance, worker's compensation and employee education expense increased by a total of $73 thousand between the periods.

These increases were offset by a $378 thousand decrease in our supplemental executive retirement plan expense in 2003. During 2002, the Company's Board of Directors approved two supplemental executive retirement plans for Mr. Whittet and Mr. Moyer. To fund the benefits provided under the plans, we recorded other benefits expense totaling $541 thousand. By comparison, in 2003 we recorded $163 thousand in expense for the supplemental executive retirement plan.

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

Computer service fees, advertising and marketing expense and professional fees all increased during 2003. On a combined basis these expenses totaled $1.150 million in 2003 as compared to $904 thousand in 2002, a $246 thousand or 27% increase. Professional fees increased by $134 thousand from 2002 to 2003, primarily due to fees paid to legal advisors and KPMG LLP for listing the Company's common stock on the Amex and the associated registration with the SEC.

Other miscellaneous expenses include directors' fees, fidelity insurance, the Bank's OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expense related to the Bank's accounts receivable financing service, charitable donations and customer relations, other miscellaneous losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, goodwill impairment, OREO expenses, gain / loss on the disposal of assets, minority interest expense and several other miscellaneous expenses. Other miscellaneous expenses decreased from $2.878 million in 2002 to $2.492 million in 2003, a $386 thousand or 13.4% decrease. During 2003 we recorded a $141 thousand reduction in expenses associated with managing foreclosed property; a $114 thousand decrease on the loss associated with the disposal of assets; a $78 thousand reduction in expenses related to servicing the Bank's accounts receivable financing program; and a $73 thousand decrease in telephone expense. Other miscellaneous expenses increased (net) $20 thousand from 2002 to 2003.

Income Taxes. Income tax expense decreased from $3.358 million in 2002 to $3.277 million in 2003, an $81 thousand decrease. The decrease in the income tax expense is primarily due to an increase in tax-exempt income, for state and municipal investment securities and an increase in the income related to bank-owned life insurance.

E. Liquidity

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment every 90 days to estimate current and future sources and uses of liquidity. The 90 day sources and uses


                                                                            45-K
assessment is reviewed by our Asset and Liability Committee ("ALCO"). The ALCO, based on this assessment and other data, determines our future funding or investment needs and strategies. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

                  Source of Funding

                  o     Currency*
                  o     Federal Reserve and Correspondent Bank Balances*
                  o     Federal Funds Sold*
                  o     Loan and Investment Principal and Interest Payments*
                  o     Investment Security Maturities and Calls*
                  o     Demand Deposits & NOW Accounts*
                  o     Savings & Money Market Deposits*
                  o     Certificates of Deposit and Other Time Deposits*
                  o     Repurchase Agreements*
                  o     FHLBNY Advances / Lines of Credit*
                  o     Sale of Available-for-Sale Investment Securities
                  o     Brokered Deposits
                  o     Correspondent Lines of Credit
                  o     Fed. Reserve Discount Window Borrowings
                  o     Sale of Loans
                  o     Proceeds from Issuance of Equity Securities
                  o     Branch Acquisition
                  o     Cash Surrender Value of Bank-Owned Life Insurance

Between December 31, 2003 and December 31, 2004, we experienced a significant decrease in our liquidity position. During 2003 and 2004, we received principal payments on our available-for-sale and held-to-maturity investment securities portfolio totaling $144.792 million and $175.771 million, respectively. This occurred primarily because we maintained significant volumes of mortgage-backed securities during those periods and received unusually large amounts of prepayments on those securities due to low interest rates and the high level of mortgage refinancing occurring during those periods. By comparison, during 2005 we expect to receive approximately $45.280 million of principal payments on the available-for-sale and held-to-maturity investment securities held at December 31, 2004. In spite of the projected decrease in investment securities cash flow during 2005, we believe that the anticipated principal repayments on existing loans and investment securities, as well as the anticipated deposit retention levels, will provide us with an adequate amount of liquidity throughout 2005. Furthermore, at December 31, 2004 the Bank had $19.180 million of available borrowing capacity at the FHLBNY, $7.600 million of borrowing capacity at its primary correspondent bank, $63.472 million of unencumbered, liquid available-for-sale securities which could be sold to generate cash or pledged as collateral to obtain additional borrowings (see table of liquidity measures below).

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

            -------------------------------------------------------------------------
                           Liquidity Measure                         December 31,
                                                                ---------------------
            Dollars in Thousands                                  2004         2003
            -------------------------------------------------------------------------
            Cash and Cash Equivalents                           $ 20,539     $ 19,890
            -------------------------------------------------------------------------
            Available for Sale Investment Securities at
            Estimated Fair Value less Securities pledged for    $ 63,472     $106,933
            -------------------------------------------------------------------------
            State and Municipal Deposits and Borrowings
            Total Loan to Total Asset Ratio                        52.08%       49.50%
            -------------------------------------------------------------------------
            FHLBNY Remaining Borrowing Capacity                 $ 19,180     $ 18,314
            -------------------------------------------------------------------------
            Available Correspondent Bank Lines of Credit        $  7,600     $ 10,000
            -------------------------------------------------------------------------

In addition to the above liquidity measures, at December 31, 2004 and December 31, 2003 we had $14.975 million and $14.405 million, respectively, of cash surrender value in our bank-owned life insurance portfolio. These policies could be terminated and surrendered for cash upon our demand.

Our commitments to extend credit and standby letters of credit increased by $7.925 million or 13.4% between December 31, 2003 to December 31, 2004. At December 31, 2004 commitments to extend credit and standby letters of credit were $67.003 million, as compared to $59.078 million at December 31, 2003. Our experience indicates that draws


46-K
on the commitments to extend credit and standby letters of credit do not fluctuate significantly and therefore are not expected to materially impact our liquidity.

We recognize that deposit flows and loan and investment prepayment activity are impacted by the level of interest rates, the interest rates and products offered by competitors, and other factors. Based on our deposit retention experience, anticipated levels of regional economic activity, particularly moderate levels of loan demand within our primary market area, and current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our current funding commitments for several quarters prospectively.

F. Capital Resources and Dividends

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

At December 31, 2004 our stockholders' equity was $67.605 million, a $3.301 million or 5.1% increase over December 31, 2003 stockholders' equity of $64.304 million. The increase in stockholders' equity was due to an increase in retained earnings of $4.359 million offset by a $876 thousand reduction in other comprehensive income and a $182 thousand increase in Treasury stock.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of Tier 1 capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of shareholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company's allowance for loan losses. Similarly, for the Bank to be considered "well capitalized," it must maintain a Tier 1 capital to risk-weighted assets of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at December 31, 2004 and December 31, 2003. The Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at December 31, 2004 were 13.09% and 14.34%, respectively. This compares to 13.01% and 14.26%, respectively, at December 31, 2003. Additional details are set forth in Note 13 of the Company's Consolidated Financial Statements located in PART II, Item 8, of this document.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of December 31, 2004, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was approximately $10.542 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See PART II, Item 5 of this document, "Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters," for a recent history of the Company's cash dividend payments and stock sale and repurchase activities.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities generate market risk. Market risk is the possibility that changes in future market conditions, including rates and prices, will reduce earnings and make the Company less valuable. We are primarily exposed to market risk through changes in interest rates. This risk is called interest rate risk and is an inherent component of risk for all banks. The risk occurs because we pay interest on deposits and borrowed funds at varying rates and terms, while receiving interest income on loans and investments with different rates and terms. As a result, our earnings and the imputed economic value of assets and liabilities are subject to potentially significant fluctuations as interest rates rise and fall. Our objective is to minimize the fluctuation in net interest margin and net interest income caused by anticipated and unanticipated changes in interest rates.

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


                                                                            47-K

We manage a few different forms of interest rate risk. The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities. The second is basis risk. Basis risk is the risk associated with non-correlated changes in different interest rates. For example, we price many of our adjustable rate commercial loans (an asset) using the prime rate as a basis, while some of our deposit accounts (a liability) are tied to Treasury security yields. In a given timeframe, the prime rate might decrease 2% while a particular Treasury security might only decrease 1%. If this were to occur, our yield on prime based commercial loans would decrease by 2%, while the cost of deposits might only decrease by 1% negatively affecting net interest income and net interest margin. The third risk is option risk. Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial and commercial real estate loans, consumer loans, mortgage-backed securities, and callable agency or municipal investment securities. The Bank's customers generally have alternative financing sources (or options) to refinance their existing debt obligations with other financial institutions. When interest rates decrease, many of these customers exercise this option and refinance at other institutions and prepay their loans with us, forcing us to reinvest the prepaid funds in lower yielding investments and loans. The same type of refinancing activity also accelerates principal payments on mortgage-backed securities held by the Bank. Municipal investment securities and agency securities are issued with specified call dates and call prices and are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

Measuring and managing interest rate risk is a dynamic process that the Bank's management must continually perform to meet the objective of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank's interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of "shocking" the current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earnings and the economic value of the Bank's equity. The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, the model assumes it will take 6 months for a 3.00% shift to take place. This is also known as a "ramped" interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2005 and ending December 31, 2005 under ramped shock scenarios.

Interest Rate Sensitivity Table:

            ----------------------------------------------------------------------------------------
                    Interest Rates                          Dollars in Thousands
            ----------------------------------------------------------------------------------------
                                                                                       Projected
                                                                                       Change in Net
                                                                                       Interest
                                                          Projected      Projected     Income as a
                                           Projected      Dollar         Percentage    Percent of
                                           Annualized     Change in      Change in     Total
            Interest Rate                  Net Interest   Net Interest   Net Interest  Stockholders'
            Shock (1)        Prime Rate    Income         Income         Income        Equity
            ----------------------------------------------------------------------------------------
                   3.00%       8.25%          $26,032          $215          0.83%         0.32%
            ----------------------------------------------------------------------------------------
                   2.00%       6.25%          $25,296         ($521)        -2.02%        -0.77%
            ----------------------------------------------------------------------------------------
                   1.00%       6.25%          $25,111         ($706)        -2.73%        -1.04%
            ----------------------------------------------------------------------------------------
            No change          5.25%          $25,817            --            --            --
            ----------------------------------------------------------------------------------------
                  -1.00%       4.25%          $25,349         ($468)        -1.81%        -0.69%
            ----------------------------------------------------------------------------------------
                  -2.00%       3.25%          $24,005       ($1,812)        -7.02%        -2.68%
            ----------------------------------------------------------------------------------------
                  -3.00%       2.25%          $23,775       ($2,042)        -7.91%        -3.02%
            ----------------------------------------------------------------------------------------

            (1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.


48-K

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank's Asset and Liability Committee and are based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $521 thousand or 0.77% of total stockholders' equity in a +2.00% ramped interest rate shock and $1.812 million or 1.81% of total stockholders' equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.0% of the Company's total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But, generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 22% of our total assets at December 31, 2004 were invested in adjustable rate loans and investments.


                                                                            49-K

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Report of Independent Registered Public Accounting Firm

The Board of Directors of The Wilber Corporation:

We have audited the accompanying consolidated statements of condition of The Wilber Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Wilber Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S generally accepted accounting principles.


                                        /s/ KPMG LLP

Albany, New York
March 11, 2005


50-K

The Wilber Corporation
Consolidated Statements of Condition

                                                                         December 31,
dollars in thousands except share and per share data                  2004           2003
-------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                            $  10,440      $  11,892
Time Deposits with Other Banks                                        10,099          7,998
                                                                   ---------      ---------
 Total Cash and Cash Equivalents                                      20,539         19,890
                                                                   ---------      ---------
Securities
 Trading, at Fair Value (Note 2)                                       1,504          1,025
 Available-for-Sale, at Fair Value (Note 2)                          249,415        275,051
 Held-to-Maturity, Fair Value of $59,324 at December 31, 2004
    and $44,416 at December 31, 2003 (Note 2)                         59,463         44,140
Loans (Note 3)                                                       391,043        360,906
 Allowance for Loan Losses (Note 4)                                   (6,250)        (5,757)
                                                                   ---------      ---------
 Loans, Net                                                          384,793        355,149
                                                                   ---------      ---------
Premises and Equipment, Net (Note 5)                                   5,860          5,721
Bank Owned Life Insurance                                             14,975         14,405
Goodwill (Note 6)                                                      2,682          2,682
Intangible Assets, Net (Note 6)                                          377            461
Other Assets                                                          11,253         10,499
                                                                   ---------      ---------
 Total Assets                                                      $ 750,861      $ 729,023
                                                                   =========      =========

Liabilities and Stockholders' Equity
Deposits:
 Demand                                                            $  63,746      $  61,267
 Savings, NOW and Money Market Deposit Accounts                      241,151        251,180
 Certificates of Deposit (Over $100M)                                 76,346         82,847
 Certificates of Deposit (Under $100M)                               165,194        158,783
 Other Time Deposits                                                  25,492         26,556
                                                                   ---------      ---------
 Total Deposits                                                      571,929        580,633
                                                                   ---------      ---------
Short-Term Borrowings (Note 8)                                        37,559         20,018
Long-Term Borrowings (Note 8)                                         65,379         55,849
Other Liabilities                                                      8,389          8,219
                                                                   ---------      ---------
 Total Liabilities                                                   683,256        664,719
                                                                   ---------      ---------

Stockholders' Equity:
 Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
     and 13,961,664 Shares Issued at December 31, 2004,
     and December 31, 2003                                               140            140
 Additional Paid in Capital                                            4,224          4,224
 Retained Earnings                                                    83,402         79,043
 Accumulated Other Comprehensive Income                                  396          1,272
 Treasury Stock at Cost, 2,767,072 Shares at December 31, 2004
      and 2,752,272 Shares at December 31, 2003                      (20,557)       (20,375)
                                                                   ---------      ---------
 Total Stockholders' Equity                                           67,605         64,304
                                                                   ---------      ---------
 Total Liabilities and Stockholders' Equity                        $ 750,861      $ 729,023
                                                                   =========      =========

See accompanying notes to Consolidated Financial Statements.


                                                                            51-K

The Wilber Corporation
Consolidated Statements of Income

                                                                              Year Ended December 31,
dollars in thousands except share and per share data                  2004              2003              2002
------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
Interest and Fees on Loans                                        $     24,865      $     24,477      $     26,503
Interest and Dividends on Securities:
  U.S. Government and Agency Obligations                                 8,605             9,751             9,839
  State and Municipal Obligations                                        2,665             2,198             1,992
  Other                                                                    415             1,101             1,817
Interest on Federal Funds Sold and Time Deposits                           615             1,101             1,495
                                                                  ------------      ------------      ------------
  Total Interest and Dividend Income                                    37,165            38,628            41,646
                                                                  ------------      ------------      ------------

Interest Expense
Interest on Deposits:
  Savings, NOW and Money Market Deposit Accounts                         1,952             2,442             3,316
  Certificates of Deposit (Over $100M)                                   2,197             2,414             2,891
  Other Time                                                             5,329             5,844             6,828
Interest on Short-Term Borrowings                                          212               116               189
Interest on Long-Term Borrowings                                         3,071             3,337             3,946
                                                                  ------------      ------------      ------------
  Total Interest Expense                                                12,761            14,153            17,170
                                                                  ------------      ------------      ------------
Net Interest Income                                                     24,404            24,475            24,476
Provisions for Loan Losses (Note 4)                                      1,200             1,565             1,920
                                                                  ------------      ------------      ------------
Net Interest Income After Provision for Loan Losses                     23,204            22,910            22,556
                                                                  ------------      ------------      ------------

Other Income
Trust Fees                                                               1,325             1,383             1,416
Service Charges on Deposit Accounts                                      1,556             1,457             1,583
Commissions Income                                                         524               434               428
Investment Security Gains, Net                                           1,031             1,064               272
Increase in Cash Surrender Value of Bank Owned Life Insurance              570               639               552
Other Service Fees                                                         286               325               404
Other Income                                                               342               361               599
                                                                  ------------      ------------      ------------
  Total Other Income                                                     5,634             5,663             5,254
                                                                  ------------      ------------      ------------

Other Expense
Salaries and Employee Benefits                                          10,741            10,778            10,140
Net Occupancy Expense of Bank Premises                                   1,446             1,360             1,158
Furniture and Equipment Expense                                            751               803               810
Computer Service Fees                                                      598               305               277
Advertising and Marketing                                                  538               436               352
Professional Fees                                                          512               409               275
Other Miscellaneous Expenses                                             2,632             2,492             2,878
                                                                  ------------      ------------      ------------
  Total Other Expense                                                   17,218            16,583            15,890
                                                                  ------------      ------------      ------------
Income Before Taxes                                                     11,620            11,990            11,920
Income Taxes                                                            (3,002)           (3,277)           (3,358)
                                                                  ------------      ------------      ------------
Net Income                                                        $      8,618      $      8,713      $      8,562
                                                                  ============      ============      ============

Weighted Average Shares Outstanding (1)                             11,207,215        11,214,288        11,285,340
Basic Earnings Per Share (1)                                      $       0.77      $       0.78      $       0.76

See accompanying notes to Consolidated Financial Statements.

(1) All Share and per share information has been restated to give retroactive effect to the 4-for-1 stock split that was approved September 5, 2003.


52-K

The Wilber Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                               Additional                    Other
dollars in thousands except                      Common         Paid in      Retained    Comprehensive   Treasury
share and per share data                          Stock         Capital      Earnings    Income (Loss)     Stock         Total
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                        $  2,182      $  2,182      $ 70,149      $    520      $(19,206)     $ 55,827
                                                 --------      --------      --------      --------      --------      --------
  Comprehensive Income:
     Net Income                                        --            --         8,562            --            --         8,562
     Change in Net Unrealized Gain (Loss)
        on Securities, Net of Taxes                    --            --            --         3,722            --         3,722
                                                                                                                       --------
  Total Comprehensive Income                                                                                             12,284
                                                                                                                       --------
  Cash Dividends ($.375 per share)                     --            --        (4,272)           --            --        (4,272)
  Purchase of Treasury Stock (20,316 shares)           --            --            --            --          (677)         (677)
                                                 --------      --------      --------      --------      --------      --------
Balance December 31, 2002                        $  2,182      $  2,182      $ 74,439      $  4,242      $(19,883)     $ 63,162
                                                 --------      --------      --------      --------      --------      --------
  Comprehensive Income:
     Net Income                                        --            --         8,713            --            --         8,713
     Change in Net Unrealized Gain (Loss)
        on Securities, Net of Taxes                    --            --            --        (2,970)           --        (2,970)
                                                                                                                       --------
  Total Comprehensive Income                                                                                              5,743
                                                                                                                       --------
  Cash Dividends ($.37 per share)                      --            --        (4,109)           --            --        (4,109)
  Purchase of Treasury Stock (11,917 shares)           --            --            --            --          (492)         (492)
  Change in Par Value and Stock Split              (2,042)        2,042            --            --            --            --
                                                 --------      --------      --------      --------      --------      --------
Balance December 31, 2003                        $    140      $  4,224      $ 79,043      $  1,272      $(20,375)     $ 64,304
                                                 --------      --------      --------      --------      --------      --------
  Comprehensive Income:
     Net Income                                        --            --         8,618            --            --         8,618
     Change in Net Unrealized Gain (Loss)
        on Securities, Net of Taxes                    --            --            --          (876)           --          (876)
                                                                                                                       --------
  Total Comprehensive Income                                                                                              7,742
                                                                                                                       --------
  Cash Dividends ($.38 per share)                      --            --        (4,259)           --            --        (4,259)
  Purchase of Treasury Stock (14,800 shares)                                                                 (182)         (182)
                                                 --------      --------      --------      --------      --------      --------
Balance December 31, 2004                        $    140      $  4,224      $ 83,402      $    396      $(20,557)     $ 67,605
                                                 --------      --------      --------      --------      --------      --------

See accompanying notes to Consolidated Financial Statements.

(1) Per share information has been restated to give retroactive effect to the 4-for-1 stock split that was approved September 5, 2003.


                                                                            53-K

The Wilber Corporation
Consolidated Statements of Cash Flows

                                                                                        Year Ended December 31,
dollars in thousands                                                               2004           2003           2002
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                     $   8,618      $   8,713      $   8,562
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
     Provision for Loan Losses                                                      1,200          1,565          1,920
     Depreciation and Amortization                                                  1,022          1,026            931
     Net Amortization of Premiums and Accretion of Discounts on Investments         2,180          1,682          1,042
     Available-for-Sale Investment Security Gains, net                               (871)          (808)          (488)
     Deferred Income Tax, (Benefit) Expense                                           (56)           336           (373)
     Other Real Estate Losses                                                          41             66            188
     Increase in Cash Surrender Value of Bank Owned Life Insurance                   (570)          (639)          (552)
     Net (Increase) Decrease in Trading Securities                                   (319)           138           (135)
     Net (Gains) Losses on Trading Securities                                        (160)          (256)           216
     Increase in Other Assets                                                        (302)        (2,849)          (667)
     Increase (Decrease) in Other Liabilities                                         226           (141)         1,455
                                                                                ---------      ---------      ---------
     Net Cash Provided by Operating Activities                                     11,009          8,833         12,099
                                                                                ---------      ---------      ---------

Cash Flows from Investing Activities:
 Net Cash Provided by Branch Acquisition                                               --             --         29,168
 Proceeds from Maturities of Held-to-Maturity Investment Securities                24,150         32,230         13,757
 Purchases of Held-to-Maturity Investment Securities                              (39,767)       (33,745)       (10,635)
 Proceeds from Maturities of Available-for-Sale Investment Securities             151,552        112,562         42,721
 Proceeds from Sales of Available-for-Sale Investment Securities                   12,986         11,239         21,181
 Purchases of Available-for-Sale Investment Securities                           (141,352)      (169,874)      (104,107)
 Purchase of Bank Owned Life Insurance                                                 --             --         (3,050)
 Net Increase in Loans                                                            (31,295)        (3,921)       (26,797)
 Proceeds from Sale of Loans                                                          294             --             --
 Purchase of Premises and Equipment, Net of Disposals                                (912)          (548)          (853)
 Proceeds from Sale of Other Real Estate                                               58             47            966
                                                                                ---------      ---------      ---------
     Net Cash Used in Investing Activities                                        (24,286)       (52,010)       (37,649)
                                                                                ---------      ---------      ---------

Cash Flows from Financing Activities:
 Net (Decrease) Increase in Demand Deposits, Savings, NOW,
     Money Market and Other Time Deposits                                          (8,614)        28,452         41,364
 Net (Decrease) Increase in Certificates of Deposit                                   (90)         3,100        (17,951)
 Net Increase in Short-Term Borrowings                                             17,541          6,758          2,730
 Increase in Long-Term Borrowings                                                  15,000             --         21,000
 Repayment of Long-Term Borrowings                                                 (5,470)       (17,497)       (10,167)
 (Decrease) Increase in Dividends Payable                                              --           (209)           209
 Purchase of Treasury Stock                                                          (182)          (492)          (677)
 Cash Dividends Paid                                                               (4,259)        (4,109)        (4,272)
                                                                                ---------      ---------      ---------
     Net Cash Provided by Financing Activities                                     13,926         16,003         32,236
                                                                                ---------      ---------      ---------
        Net Increase (Decrease) in Cash and Cash Equivalents                          649        (27,174)         6,686
Cash and Cash Equivalents at Beginning of Year                                     19,890         47,064         40,378
                                                                                ---------      ---------      ---------
 Cash and Cash Equivalents at End of Period                                     $  20,539      $  19,890      $  47,064
                                                                                =========      =========      =========

See accompanying notes to Consolidated Financial Statements.


54-K

The Wilber Corporation
Consolidated Statements of Cash Flows, continued

                                                              Year Ended December 31,
dollars in thousands                                     2004          2003          2002
-------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid during Period for:
      Interest                                         $ 12,852      $ 14,334      $ 17,374
      Income Taxes                                     $  2,874      $  3,683      $  2,321
  Non Cash Investing Activities:
      Change in Unrealized Gain on Securities          $ (1,435)     $ (4,902)     $  6,120
      Transfer of Loans to Other Real Estate           $    157      $    110      $    202
      Fair Value of Assets Acquired                    $     --      $     --      $  3,325
      Fair Value of Liabilities Assumed                $     --      $     --      $ 34,656

See accompanying notes to Consolidated Financial Statements.


                                                                            55-K

Note 1. Summary of Significant Accounting Policies

The Wilber Corporation (the Parent Company) operates 19 branches serving Otsego, Delaware, Schoharie, Ulster and Chenango and Broome, Counties through its wholly owned subsidiary Wilber National Bank (the Bank). The Company's primary source of revenue is interest earned on commercial, mortgage and consumer loans to customers who are predominately individuals and small and middle-market businesses. Collectively, the Parent Company and the Bank are referred to herein as "the Company."

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

Securities -- The Company classifies its investment securities at date of purchase as either held-to-maturity, available-for-sale or trading. Held-to-maturity securities are those for which the Company has the intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in stockholders' equity as accumulated other comprehensive income (loss), net of the applicable income tax effect. Trading securities are reported at fair value, with unrealized gains and losses reflected in the income statement. Transfers of securities between categories are recorded at full value at the date of transfer.

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

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. Nonaccrual loans are returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to


56-K
principal and interest. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.

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

Other Real Estate Owned ("OREO") -- Other real estate owned consists of properties formerly pledged as collateral on loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Bank Premises and Equipment -- Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets, which range from 15 to 40 years for buildings and from 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

Bank-Owned Life Insurance ("BOLI") -- The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax preferred status of increases in life insurance cash values and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated statements of condition that provides monthly tax-free income to the Company. In addition to interest risk related to BOLI investments, there is also credit risk related to insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is stated on the Company's consolidated statements of condition at its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statements of income.

Income Taxes -- Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income


                                                                            57-K
in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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


58-K

Note 2. Investment Securities

The amortized cost and fair value of investment securities are as follows:

                                                                              December 31, 2004
                                                             ----------------------------------------------------
                                                                              Gross        Gross        Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
dollars in thousands                                            Cost          Gains        Losses         Value
-----------------------------------------------------------------------------------------------------------------
Available-for-Sale Portfolio
U.S. Treasuries                                               $  4,960      $     56      $     --      $  5,016
Obligations of U.S. Government Corporations and Agencies        11,989             5            40        11,954
Obligations of States and Political Subdivisions                66,656         1,556           467        67,745
Mortgage-Backed Securities                                     159,289           612         1,256       158,645
Equity Securities                                                5,870           185            --         6,055
                                                              --------      --------      --------      --------
                                                              $248,764      $  2,414      $  1,763      $249,415
                                                              ========      ========      ========      ========

                                                              --------      --------      --------      --------
Trading Portfolio                                                1,347           157            --         1,504
                                                              ========      ========      ========      ========

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions              $  7,811      $    205      $     17      $  7,999
Mortgage-Backed Securities                                      51,652           127           454      $ 51,325
                                                              --------      --------      --------      --------
                                                              $ 59,463      $    332      $    471      $ 59,324
                                                              ========      ========      ========      ========

                                                                              December 31, 2003
                                                             ----------------------------------------------------
                                                                              Gross        Gross        Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
dollars in thousands                                            Cost          Gains        Losses         Value
-----------------------------------------------------------------------------------------------------------------
Available-for-Sale Portfolio
U.S. Treasuries                                               $  3,978      $     45      $     --      $  4,023
Obligations of U.S. Government Corporations and Agencies         2,000             5            --         2,005
Obligations of States and Political Subdivisions                56,684         1,736           404        58,016
Mortgage-Backed Securities                                     192,745         1,191         1,571       192,365
Corporate Bonds                                                 13,038           911            --        13,949
Equity Securities                                                4,520           173            --         4,693
                                                              --------      --------      --------      --------
                                                              $272,965      $  4,061      $  1,975      $275,051
                                                              ========      ========      ========      ========

                                                              --------      --------      --------      --------
Trading Portfolio                                                1,028             1             5         1,024
                                                              ========      ========      ========      ========

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions              $  6,292      $    238      $     15      $  6,515
Mortgage-Backed Securities                                      37,848           341           288      $ 37,901
                                                              --------      --------      --------      --------
                                                              $ 44,140      $    579      $    303      $ 44,416
                                                              ========      ========      ========      ========


                                                                            59-K

The following table provides information on temporarily impaired securities at December 31, 2004:

                                                   --------------------------------------------------------------------------------
                                                      Less Than 12 Months        12 Months or Longer                Total
                                                    Estimated    Unrealized    Estimated     Unrealized     Estimated    Unrealized
                                                   ------------------------    ------------------------    ------------------------
dollars in thousands                               Fair Value      Losses      Fair Value      Losses      Fair Value      Losses
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Obligations of U.S.
  Government Corporations and Agencies                 9,955            40            --            --         9,955            40
Obligations of States and Political Subdivisions      16,193           127         8,744           357        24,937           484
Mortgage-Backed Securities                           119,403         1,386        26,545           324       145,948         1,710
                                                    --------      --------      --------      --------      --------      --------
                                                    $145,551      $  1,553      $ 35,289      $    681      $180,840      $  2,234
                                                    ========      ========      ========      ========      ========      ========

The above unrealized losses are considered temporary, based on the following:

U.S. Treasuries and agencies, State and political subdivisions: The unrealized losses on these investments were caused by market interest rate increases. The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or to maturity, these investments are not considered other-than-temporarily impaired.

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities has been caused by market rate increases. Substantially all of the contractual cash flows of these securities are issued or backed by various government agencies or government sponsored enterprises such as GNMA, FNMA, and FHLMC. Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or to maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair value of debt securities by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities have no stated maturity and are excluded from the following tables.

                                                           December 31, 2004
                                                       -------------------------
                                                       Amortized          Fair
dollars in thousands                                      Cost            Value
--------------------------------------------------------------------------------
Available-for-Sale Securities
Due in One Year or Less                                      957             969
Due After One Year Through Five Years                     38,675          39,058
Due After Five Years Through Ten Years                    97,733          97,797
Due After Ten Years                                      105,530         105,536
                                                        --------        --------
                                                        $242,895        $243,360
                                                        ========        ========

                                                           December 31, 2004
                                                       -------------------------
                                                       Amortized          Fair
dollars in thousands                                      Cost            Value
--------------------------------------------------------------------------------
Held-to-Maturity Securities
Due in One Year or Less                                      580             686
Due After One Year Through Five Years                      1,541           1,658
Due After Five Years Through Ten Years                     6,806           6,752
Due After Ten Years                                       50,536          50,228
                                                        --------        --------
                                                        $ 59,463        $ 59,324
                                                        ========        ========


60-K

The following table sets forth information with regard to securities gains and losses realized on sales or calls:

                                 Year Ended                Year Ended                Year Ended
                             December 31, 2004         December 31, 2003         December 31, 2002
                          ----------------------    ----------------------    ----------------------
                          Available -               Available -               Available -
dollars in thousands       -for-Sale     Trading     -for-Sale     Trading     -for-Sale     Trading
----------------------------------------------------------------------------------------------------
Gross Gains                  $ 932        $ 161        $ 842        $ 280        $ 760        $   3
Gross Losses                   (61)          (1)         (34)         (24)        (272)        (219)
                             -----        -----        -----        -----        -----        -----
  Net Securities Gains       $ 871        $ 160        $ 808        $ 256        $ 488        $(216)
                             =====        =====        =====        =====        =====        =====

Federal Home Loan Bank and Federal Reserve Bank stock of $3,504,000 at December 31, 2004, and $3,188,000 in 2003 is carried at cost as fair values are not readily determinable. Both investments are required for membership. At December 31, 2004, investment securities with an amortized cost of $191,631,000, and an estimated fair value of $192,238,000 were pledged as collateral for certain public deposits and other purposes as required or permitted by law.

Note 3. Loans

                                                             December 31,
dollars in thousands                                     2004            2003
-------------------------------------------------------------------------------
Residential Real Estate                                 119,103         118,571
Commercial Real Estate                                  129,516         115,733
Commercial                                               78,003          65,031
Consumer                                                 64,421          61,571
                                                      ---------       ---------
                                                        391,043         360,906
Less: Allowance for Loan Losses                          (6,250)         (5,757)
                                                      ---------       ---------
    Net Loans                                         $ 384,793       $ 355,149
                                                      =========       =========

At December 31, 2004, $69,163,000 residential real estate loans were pledged as collateral for FHLBNY advances.

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

                                                             December 31,
dollars in thousands                                     2004            2003
-------------------------------------------------------------------------------
Balance at Beginning of Year                           $ 13,254        $ 17,701
Loan Payments                                            (2,320)         (7,108)
New Loans and Advances                                    3,315           2,661
                                                       --------        --------
    Ending Balance                                     $ 14,249        $ 13,254
                                                       ========        ========


                                                                            61-K

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:

                                                   Year Ended December 31,
dollars in thousands                            2004         2003         2002
-----------------------------------------------------      -------      -------
Balance at Beginning of Year                  $ 5,757      $ 5,392      $ 4,476
Provision for Loan Losses                       1,200        1,565        1,920
Recoveries Credited                               237          276          417
Loans Charged-Off                                (944)      (1,476)      (1,421)
                                              -------      -------      -------
   Ending Balance                             $ 6,250      $ 5,757      $ 5,392
                                              =======      =======      =======

The following provides information on impaired loans for the periods presented:

                                                      As of and For the Year
                                                      Year Ended December 31,
dollars in thousands                                 2004       2003       2002
--------------------------------------------------------------------------------
Impaired Loans                                      $2,411     $3,270     $2,196
Allowance for Impaired Loans                           651        510        442
Average Recorded Investment in Impaired Loans        2,089      3,485      2,339

The following table sets forth information with regards to non-performing loans:

                                                         As of December 31,
dollars in thousands                                 2004       2003       2002
--------------------------------------------------------------------------------
Loans in Non-Accrual Status                         $2,561     $3,164     $2,034
Loans Contractually Past Due 90 Days or More
   and Still Accruing Interest                         190        123        717
Troubled Debt Restructured Loans                        --        371        387
                                                    ------     ------     ------
     Total Non-Performing Loans                     $2,751     $3,658     $3,138
                                                    ======     ======     ======

Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $22,000 would have been recorded for the year ended December 31, 2004. In addition, in 2003, and 2002 interest income of $83,000, and $116,000, respectively, would have been recorded.

Had the troubled debt restructured loans performed in accordance with their original terms, the Company would have recorded interest income of $31,000 and $34,000 for the years ended December 31, 2003, and 2002, respectively. Under the restructured terms, the Company recorded interest income of $32,000 and $35,000 for the years ended December 31, 2003, and 2002, respectively.

Note 5. Premises and Equipment

                                                            December 31,
dollars in thousands                                   2004              2003
-------------------------------------------------------------------------------
Land                                                 $    539          $    539
Buildings                                               7,892             7,418
Furniture, Fixtures and Equipment                       5,518             5,386
                                                     --------          --------
                                                       13,949            13,343
Less: Accumulated Depreciation                         (8,089)           (7,622)
                                                     --------          --------
                                                     $  5,860          $  5,721
                                                     ========          ========

Depreciation expense was $773,000, $781,000, and $825,000 for the years ended December 31, 2004, 2003 and 2002, respectively.


62-K

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets are presented in the following table:

                                                              December 31,
dollars in thousands                                      2004           2003
--------------------------------------------------------------------------------
Goodwill                                                 $ 2,682        $ 2,682
                                                         =======        =======

Core Deposit Intangible                                  $   285        $   285
Other Intangible Assets                                      350            450
                                                         -------        -------
    Total Intangible Assets                              $   635        $   735
Accumulated Amortization                                    (258)          (274)
                                                         -------        -------
    Intangible Assets, Net                               $   377        $   461
                                                         =======        =======

Amortization expense on intangible assets was $84,000 for 2004, $115,000 for 2003, and $106,000 for 2002. The core deposit intangible and other intangible assets are amortized over a weighted average period of approximately 5 and 15 years, respectively.

In February 2002, the Company acquired a branch and recorded related goodwill of $1,877,000 and a core deposit intangible asset of $285,000.

Estimated  annual  amortization   expense  of  intangible  assets,   absent  any
impairment or change in estimated useful lives is summarized as follows for each of the next five years:

dollars in thousands
--------------------------------------------------------------------------------
     2005                                                                    $81
     2006                                                                     80
     2007                                                                     30
     2008                                                                     23
     2009                                                                     23

Note 7. Time Deposits

Contractual maturities of time deposits were as follows:

                                                            December 31, 2004
dollars in thousands                                    Amount              %
-------------------------------------------------------------------------------
2005                                                   $129,728           48.58
2006                                                     46,819           17.53
2007                                                     45,951           17.21
2008                                                     34,717           13.00
2009                                                      9,717            3.64
Thereafter                                                  100            0.04
                                                       --------          ------
                                                       $267,032          100.00%
                                                       ========          ======


                                                                            63-K

Note 8. Borrowings

The following is a summary of borrowings:

                                                                                   December 31,
dollars in thousands                                                            2004         2003
---------------------------------------------------------------------------------------------------
Short-Term Borrowings:
 Federal Funds Purchased                                                      $  2,400     $  8,100
 Securities Sold Under Agreements to Repurchase                                 33,106       11,178
 Treasury Tax and Loan Notes                                                     2,053          740
Long-Term Borrowings:
 Advances from Federal Home Loan Bank of New York
     Bearing Interest at 5.47%, Due January 2004                                    --          500
     Bearing Interest at 3.64% to 5.68%, Due January 2005                          617        1,304
     Bearing Interest at 6.52%, Due January 2005                                10,000       10,000
     Bearing Interest at 1.30% to 6.55%, Due March 2005                         13,000       10,000
     Bearing Interest at 3.43% to 6.13%, Due December 2004                          --        2,746
     Bearing Interest at 2.62%, Due November 2012, Callable November 2005        8,000        8,000
     Bearing Interest at 5.90% to 6.11%, Due December 2005                       4,000        4,000
     Bearing Interest at 5.77%, Due January 2006                                 1,000        1,000
     Bearing Interest at 1.81%, Due March 2006                                   3,000           --
     Bearing Interest at 5.22%, Due July 2006                                      544          848
     Bearing Interest at 2.35% to 2.43%, Due March 2007                          5,500           --
     Bearing Interest at 3.05%, Due December 2012, Callable December 2007        8,000        8,000
     Bearing Interest at 5.56%, Due July 2008                                      572          709
     Bearing Interest at 5.03%, Due January 2009                                 1,274        1,542
     Bearing Interest at 3.12%, Due March 2011                                   3,199           --
     Bearing Interest at 5.89% to 5.95%, Due July 2011                           1,241        1,388
     Bearing Interest at 5.30%, Due December 2011                                1,521        1,694
     Bearing Interest at 6.26%, Due July 2016                                      851          899
     Bearing Interest at 5.77%, Due December 2016                                1,733        1,830
     Bearing Interest at 6.04%, Due January 2017                                   873          920
     Bearing Interest at 6.46%, Due July 2021                                      454          469
                                                                              --------     --------
        Total Borrowings                                                      $102,938     $ 75,867
                                                                              ========     ========

Borrowings from the Federal Home Loan Bank of New York (FHLBNY) are collateralized by mortgage loans, mortgage-backed securities or other government agency securities. At December 31, 2004, $29,500,000 of the long term borrowings were collateralized by securities with an amortized cost and estimated fair value of $31,788,000 and $31,641,000, respectively. The remaining long term borrowings totaling $35,879,000 are collateralized by the Company's mortgage loans. At December 31, 2004, the Bank had a line of credit of $74,026,000 with the FHLB. However, based on outstanding borrowings at FHLB the total potential borrowing capacity on these lines is reduced to $19,180,000 at December 31, 2004.

Information related to short-term borrowings is as follows:

                                                        As of and For the
                                                     Year Ended December 31,
dollars in thousands                              2004        2003        2002
-------------------------------------------------------------------------------
Outstanding Balance at End of Period            $37,559     $20,018     $13,260
Average Interest Rate at End of Period             1.77%       0.92%       1.13%
Maximum Outstanding at any Month-End             37,559      20,018      16,416
Average Amount Outstanding during Period         17,288      13,529      12,889
Average Interest Rate during Period                1.23%       0.86%        1.4%


64-K

Average amounts outstanding and average interest rates are computed using weighted daily averages.

Securities sold under agreements to repurchase included in short-term borrowings represent the purchase of interests in government securities by the Bank's customers and other third parties, which are repurchased by the Bank on the following business day or at stated maturity. The underlying securities are held in a third party custodian account and are under the Company's control. The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $25,934,000 and $25,979,000 at December 31, 2004, respectively. These amounts are included in the total of investment securities pledged disclosed in Note 2.

Note 9. Income Taxes

Income tax expense attributable to income before taxes is comprised of the following:

                                                     Year Ended December 31,
dollars in thousands                              2004        2003       2002
-------------------------------------------------------------------------------
Current:
      Federal                                    $ 2,738     $ 2,620    $ 3,328
      State                                          320         321        403
                                                 -------     -------    -------
          Total Current                            3,058       2,941      3,731
Deferred:
      Federal                                       (109)        275       (299)
      State                                           53          61        (74)
                                                 -------     -------    -------
          Total Deferred                             (56)        336       (373)
                                                 -------     -------    -------
             Total Income Tax Expense            $ 3,002     $ 3,277    $ 3,358
                                                 =======     =======    =======

The components of deferred income taxes, which are included in the consolidated statements of condition are:

                                                         Year Ended December 31,
dollars in thousands                                         2004       2003
--------------------------------------------------------------------------------
Assets:
      Allowance for Loan Losses                             $2,434     $2,242
      Deferred Compensation                                  1,255      1,255
      Reserves                                                  97         97
      Other                                                     71         45
                                                            ------     ------
                                                             3,857      3,639
                                                            ------     ------
Liabilities:
      Securities Discount Accretion                            221        211
      Defined Benefit Pension Plan                           1,768      1,738
      Net Unrealized Gain on Securities
        Available-for-Sale                                     252        812
      Other                                                    625        503
                                                            ------     ------
                                                             2,866      3,264
                                                            ------     ------
          Net Deferred Tax Assets                           $  991     $  375
                                                            ======     ======


                                                                            65-K

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                     Year Ended December 31,
dollars in thousands                              2004        2003        2002
-------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                  34.0%       34.0%       34.0%
Variances from Statutory Rate:
 State Income Tax, Net of Federal Tax Benefit       2.1         2.1         1.8
 Tax Exempt Income                                (10.2)       (8.8)       (8.0)
 Other                                             (0.1)         --         0.4
                                                 ------      ------      ------
     Effective Tax Rate                            25.8%       27.3%       28.2%
                                                 ======      ======      ======

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

dollars in thousands                                       2004          2003
-------------------------------------------------------------------------------
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year                $ 14,259      $ 11,868
  Service Cost                                                646           541
  Interest Cost                                               839           785
  Actuarial Loss                                              903         1,413
  Additional Prior Service Cost                                --           161
  Benefits Paid                                              (597)         (509)
                                                         --------      --------
  Projected Benefit Obligation at End of Year            $ 16,050      $ 14,259
                                                         ========      ========

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year         $ 14,538      $ 10,929
  Actual Gain on Plan Assets                                1,462         1,908
  Employer Contribution                                        --         2,210
  Benefits Paid                                              (597)         (509)
                                                         --------      --------
  Fair Value of Plan Assets at End of Year               $ 15,403      $ 14,538
                                                         ========      ========


66-K
dollars in thousands                                          2004        2003
-------------------------------------------------------------------------------
Funded (Unfunded) Status                                    $  (647)    $   279
Unrecognized Net Actuarial Loss                               4,244       3,827
Unrecognized Net Transition Asset                                --         (21)
Unrecognized Prior Service Cost                                 389         444
                                                            -------     -------
Prepaid Benefit Cost before Fourth Quarter Contribution     $ 3,986     $ 4,529
Amount Contributed during the Fourth Quarter                $   552     $    --
                                                            -------     -------
Prepaid Benefit Cost at December 31                         $ 4,538     $ 4,529
                                                            =======     =======

The following table presents a comparison of the accumulated benefit obligation and plan assets:

dollars in thousands                                        2004           2003
--------------------------------------------------------------------------------
     Projected benefit obligation                         $16,050        $14,259
     Accumulated benefit obligation                        13,491         11,926
     Fair Value of Plan Assets                             15,403         14,538

Components of Net Periodic Benefit Cost are:

dollars in thousands                            2004         2003         2002
-------------------------------------------------------------------------------
     Service Cost                             $   646      $   541      $   484
     Interest Cost                                839          785          758
     Expected Return on Plan Assets            (1,142)        (949)      (1,034)
     Net Amortization                             200          166           18
                                              -------      -------      -------
                                              $   543      $   543      $   226
                                              =======      =======      =======

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of September 30:

                                                    2004        2003        2002
--------------------------------------------------------------------------------
     Discount Rate                                  5.8%        6.0%        6.7%
     Expected Return on Plan Assets                 8.0%        8.0%        8.5%
     Rate of Compensation Increase                  3.0%        3.0%        4.0%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the years ended December 31:

                                                    2004        2003        2002
--------------------------------------------------------------------------------
     Discount Rate                                  6.0%        6.7%       7.25%
     Expected Return on Plan Assets                 8.0%        8.5%       8.50%
     Rate of Compensation Increase                  3.0%        4.0%       4.00%

The plan's weighted average asset allocations at September 20, 2004 and 2003, by asset category are as follows:

                                                              Plan Assets at
                                                              September 30,
                                                            2004          2003
-------------------------------------------------------------------------------
     Equity Securities                                       64.7%         59.7%
     Debt Securities                                         34.9%         34.5%
     Other                                                    0.4%          5.8%
                                                           ------        ------
                                                            100.0%        100.0%
                                                           ======        ======


                                                                            67-K

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next five years dollars in thousands
--------------------------------------------------------------------------------
     2005                                                                 $  658
     2006                                                                    655
     2007                                                                    750
     2008                                                                    808
     2009                                                                    808
     2010-2014                                                             5,016

Investment Strategy

The plan assets are invested in the New York State Bankers Retirement System (the "System"), which was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees who meet quarterly and set the investment policy guidelines. The System utilizes two investment management firms, each investing approximately 50% of the total portfolio. The System's investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Board of Trustees and designed to achieve an allocation approximating 60% invested in Equity Securities and 40% invested in Debt Securities. Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.

The equity portfolio consists of a diversified portfolio of common or capital stocks, or bonds, debentures, notes, or preferred stocks convertible into common or capital stocks, or in other types of equity investments whether foreign or domestic. The fixed income porfolio focuses on high quality securities drawn from various market sectors, including U.S. treasuries and government sponsored agencies, sovereigns, supranationals, residential Mortgage Backed Securities
(MBS), corporates, Commercial Mortgage Backed Securities (CMBS), Asset Backed Securities (ABS), and municipals.

Expected Long-Term Rate-of-Return

The expected long-term rate-of-return on the plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Average rates of return over the past 1,3,5 and 10 year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

The Company expects to make a tax deductible contribution of $2,000,000 to the pension plan in 2005.

Supplemental Retirement Income Agreement

In addition to the Company's noncontributory defined benefit pension plan, in 2002 the Company adopted two supplemental employee retirement plans for one current executive and one former executive. The amount of the liabilities recognized in the Company's consolidated statements of condition associated with these plans was $787,000 at December 31, 2004 and $656,000 at December 31, 2003. For the years ended December 31, 2004, 2003, and 2002, the Company recognized $178,000, $163,000 and $541,000, respectively, of expense related to those plans. The discount rate used in determining the actuarial present values of the projected benefit obligations was 6.00% at December 31, 2004.


68-K

Note 11. Commitments and Contingencies

Financial instruments whose contract amounts represent credit risk consist of the following:

                                                                December 31,
dollars in thousands                                          2004         2003
--------------------------------------------------------------------------------
Commitments to Extend Credit                                $57,055      $49,124
Standby Letters of Credit                                     9,948        9,954

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

The  estimated  fair value of the Company's  stand-by  letters of credit was $22 thousand and $11 thousand at December 31, 2004 and December 31, 2003 respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company's stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above. Due to immateriality of the fair value of the Company's stand-by letters of credit, as well as their short-term nature, the Company recognized the fees for the stand-by letters of credit in income at inception during 2003 and 2004.

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

Note 12. Disclosures about Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

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


                                                                            69-K

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

The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                                        December 31                     December 31
                                                           2004                            2003
                                                ---------------------------------------------------------
                                                 Carrying         Fair          Carrying           Fair
dollars in thousands                              Value           Value           Value           Value
---------------------------------------------------------------------------------------------------------
Financial Assets:
            Cash and Cash Equivalents           $  20,539       $  21,112       $  19,890       $  19,891
            Securities                            310,382         310,243         319,191         319,467
            Loans                                 391,043         393,640         360,906         361,434
            Allowance for Loan Losses              (6,250)         (6,250)         (5,757)         (5,757)
                                                ---------       ---------       ---------       ---------
                Net Loans                         384,793         387,390         355,149         355,677
            Accrued Interest Receivable             2,857           2,857           3,045           3,045
Financial Liabilities:
            Demand, Savings, NOW and Money
                Market Deposit Accounts         $ 304,897       $ 304,897       $ 312,447       $ 312,447
            Time Deposits                         267,032         266,577         268,186         271,217
            Borrowings                            102,938         103,675          75,867          78,290
            Accrued Interest Payable                  678             678             769             769


70-K

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

The most recent notification from the Office of the Comptroller of the Currency categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed the subsidiary institution's category.

                                                                            For Capital
                                                    Actual:              Adequacy Purposes:          Well Capitalized:
dollars in thousands                         Amount         Ratio       Amount         Ratio       Amount          Ratio
------------------------------------------------------------------------------------------------------------------------
As of December 31, 2004
Total Capital to Risk-Weighted Assets:
  The Company                                $70,276        14.34%      $39,197         8.00%          N/A          N/A
  Subsidiary Bank                            $67,689        13.84%      $39,132         8.00%      $48,915        10.00%
Tier 1 Capital to Risk-Weighted Assets:
  The Company                                $64,150        13.09%      $19,599         4.00%          N/A          N/A
  Subsidiary Bank                            $61,571        12.59%      $19,566         4.00%      $29,349         6.00%
Tier 1 Capital to Average Assets:
  The Company                                $64,150         8.59%      $29,880         4.00%          N/A          N/A
  Subsidiary Bank                            $61,571         8.25%      $29,854         4.00%      $37,318         5.00%

As of December 31, 2003
Total Capital to Risk-Weighted Assets:
  The Company                                $65,642        14.26%      $36,817         8.00%          N/A          N/A
  Subsidiary Bank                            $63,849        13.88%      $36,794         8.00%      $45,993        10.00%
Tier 1 Capital to Risk-Weighted Assets:
  The Company                                $59,889        13.01%      $18,409         4.00%          N/A          N/A
  Subsidiary Bank                            $58,099        12.63%      $18,397         4.00%      $27,596         6.00%
Tier 1 Capital to Average Assets:
  The Company                                $59,889         8.18%      $29,278         4.00%          N/A          N/A
  Subsidiary Bank                            $58,099         7.94%      $29,255         4.00%      $36,569         5.00%

As of December 31, 2002
Total Capital to Risk-Weighted Assets:
  The Company                                $60,912        14.49%      $36,641         8.00%          N/A          N/A
  Subsidiary Bank                            $59,601        14.19%      $33,590         8.00%      $41,987        10.00%
Tier 1 Capital to Risk-Weighted Assets:
  The Company                                $55,662        13.24%      $16,820         4.00%          N/A          N/A
  Subsidiary Bank                            $54,351        12.94%      $16,795         4.00%      $25,192         6.00%
Tier 1 Capital to Average Assets:
  The Company                                $55,662         7.92%      $28,116         4.00%          N/A          N/A
  Subsidiary Bank                            $54,351         7.74%      $28,081         4.00%      $35,101         5.00%


                                                                            71-K

Banking regulations limit the amount of dividends that may be paid to stockholders. Generally, dividends are limited to retained net profits for the current year and two preceding years. At December 31, 2004, dividends totaling $10,481,000 could have been paid without prior regulatory approval.

Note 14. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

                                                                              Year Ended December 31,
dollars in thousands                                                        2004        2003        2002
---------------------------------------------------------------------------------------------------------
Unrealized Holding (Losses) Gains Arising During the Period Net of Tax
 (Pre-tax Amount of ($564,000), ($4,094,000), and $6,608,000)             $  (344)    $(2,485)    $ 4,015
Reclassification Adjustment for (Gains) Losses Realized in Net Income
 During the Period, Net of Tax (Pre-tax Amount of ($871,000),
 ($808,000), and ($488,000))                                                 (532)       (485)       (293)
                                                                          -------     -------     -------
Other Comprehensive (Loss) Income, Net of Tax of ($559,000),
 ($1,932,000) and $2,398,000                                              $  (876)    $(2,970)    $ 3,722
                                                                          =======     =======     =======

Note 15. Parent Company Only Financial Statements

Presented below are the condensed statements of condition December 31, 2004, and 2003 and statements of income and cash flows for each of the years in the three-year period ended December 31, 2004, for the Parent Company. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Condensed Statements of Condition

                                                                 December 31,
dollars in thousands                                           2004       2003
--------------------------------------------------------------------------------
Assets
Cash and Cash Equivalents                                     $ 2,083    $ 1,121
Securities Available for Sale, at Estimated Fair Value            638        726
Investment in Subsidiary, Equity Basis                         64,913     62,408
Other Assets                                                    1,525      1,029
                                                              -------    -------
  Total Assets                                                $69,159    $65,284
                                                              =======    =======

Liabilities and Stockholders' Equity
Total Liabilities                                             $ 1,554    $   980
Stockholders' Equity                                           67,605     64,304
                                                              -------    -------
  Total Liabilities and Stockholders' Equity                  $69,159    $65,284
                                                              =======    =======


72-K

Condensed Statements of Income

                                                                  December 31,
dollars in thousands                                       2004        2003        2002
----------------------------------------------------------------------------------------
Dividends from Subsidiary                                $ 5,306     $ 5,375     $ 5,026
Interest and Other Dividend Income                            47          31          28
Net (Loss) Gain on Sale of Securities                         95          --        (165)
                                                         -------     -------     -------
                                                           5,448       5,406       4,889

Operating Expense                                            301         172          83
                                                         -------     -------     -------

Income Before Income Tax (Benefit) Expense and Equity
  in Undistributed Income of Subsidiary                    5,147       5,234       4,806

Income Tax (Benefit) Expense                                 (81)        (56)        (91)
Equity in Undistributed Income of Subsidiaries             3,390       3,423       3,665
                                                         -------     -------     -------
Net Income                                               $ 8,618     $ 8,713     $ 8,562
                                                         =======     =======     =======

Condensed Statements of Cash Flows

                                                              Year Ended December 31,
dollars in thousands                                       2004        2003        2002
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                               $ 8,618     $ 8,713     $ 8,562
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
  Investment Security Losses (Gains)                         (95)         --         165
  (Increase) Decrease in Other Assets                        (16)         (4)
  (Decrease) Increase in Other Liabilities                    91         (44)        (91)
  Equity in Undistributed Income of Subsidiaries          (3,390)     (3,423)     (3,665)
                                                         -------     -------     -------
      Net Cash Provided by Operating Activities            5,208       5,242       4,971
                                                         -------     -------     -------
Cash Flows from Investing Activities:
Proceeds from Sales of Available-for-Sale Securities         195          --         258
Purchase of Available-for-Sale Securities                     --          --        (246)
                                                         -------     -------     -------
  Net Cash Provided by Investing Activities                  195          --          12
                                                         -------     -------     -------
Cash Flows from Financing Activities:
Purchase of Treasury Stock                                  (182)       (492)       (677)
Sale of Treasury Stock                                        --          --          --
Cash Dividends                                            (4,259)     (4,319)     (4,062)
                                                         -------     -------     -------
  Net Cash Used in Financing Activities                   (4,441)     (4,811)     (4,739)
                                                         -------     -------     -------
      Net Increase (Decrease) in Cash Equivalents            962         431         244
Cash and Cash Equivalents at Beginning of Year             1,121         690         446
                                                         -------     -------     -------
  Cash and Cash Equivalents at End of Year               $ 2,083     $ 1,121     $   690
                                                         =======     =======     =======


                                                                            73-K

Note 16. Stockholders' Equity

On July 21, 2003 the Board of Directors approved a 4-for-1 stock split payable on September 18, 2003. On September 5, 2003, the stockholders approved: (i) an increase in authorized shares of common stock to 16,000,000 and (ii) a change in the par value of the common stock from no par value to $0.01 par value. All per share amounts have been restated to reflect the 4-for-1 stock split. The stock split resulted in an increase in the shares issued and treasury shares of 10,471,248 and 2,064,204 shares, respectively, on September 5, 2003.

Note 17. Federal Reserve Bank Requirement

The Company is required to maintain a clearing balance with the Federal Reserve Bank. The required clearing balance for the 14-day maintenance period ending December 24, 2004 was $1,300,000.


74-K

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

Information contained under the caption, "Election of Directors (introduction);" "Election of Directors - The Nominees;" and in Proposal II "Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Executive Officers of the Registrant Who Are Not Directors

Information contained in Proposal II under the caption, "Election of Directors -The Nominees - Douglas C. Gulotty" and "Election of Directors - Executive Officers Who Are Not Directors," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

C. Compliance With Section 16(a)

Information contained under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports; and compliance with applicable laws, rules, and regulations. The text of the Company's Code of Ethics is posted and available on the Bank's website (http://www.wilberbank.com) under 'About Us.'
                                 -------------------------

ITEM 11: EXECUTIVE COMPENSATION

Information contained under the caption, "Compensation," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.


                                                                            75-K

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption, "Principal Owners of Our Common Stock," in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption, "Compensation - Transactions With Directors and Officers," in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained under the caption, "Independent Auditors' Fees - Audit and Non-Audit Fees," and "Independent Auditors' Fees - Pre-Approval Policies and Procedures" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Form 10-K are as follows:

(a)(1) The following  Consolidated Financial Statements are included in PART II,
Item 8, hereof:

            -Independent Auditors' Report
            -Consolidated Balance Sheets at December 31, 2004 and 2003 -Consolidated Statements of Income for the Years Ended December 31,
              2004, 2003 and 2002
            -Consolidated  Statements of Changes in Shareholders' Equity for the
              Years Ended December 31, 2004, 2003 and 2002
            -Consolidated  Statements of Cash Flows for the Years Ended December
              31, 2004, 2003 and 2002
            -Consolidated Statements of Comprehensive Income for the Years Ended
              December 31, 2004, 2003 and 2002
            -Notes to Consolidated Financial Statements

      (2) None.

      (3) Exhibits: See Exhibit Index to this Form 10-K

(b) See Exhibit Index to this Form 10-K

(c) None.


76-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE WILBER CORPORATION


Date: March 18, 2005                   By: /s/ Alfred S. Whittet
      --------------                       ---------------------
                                           Alfred S. Whittet
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                  Title                                       Date
----------                  -----                                       ----

/s/ Alfred S. Whittet       President and Chief Executive Officer       March 18, 2005
-------------------------                                               --------------
Alfred S. Whittet


/s/ Joseph E. Sutaris       Treasurer and Chief Financial Officer       March 18, 2005
-------------------------                                               --------------
Joseph E. Sutaris


/s/ Brian R. Wright         Director, Chairman                          March 18, 2005
-------------------------                                               --------------
Brian R. Wright


/s/ Robert W. Moyer         Director, Vice Chairman                     March 18, 2005
-------------------------                                               --------------
Robert W. Moyer


/s/ David F. Wilber, III    Director                                    March 18, 2005
-------------------------                                               --------------
David F. Wilber, III


/s/ James F. VanDeusen      Director                                    March 18, 2005
-------------------------                                               --------------
James F. VanDeusen


/s/ Philip J. Devine        Director                                    March 18, 2005
-------------------------                                               --------------
Philip J. Devine


                                                                            77-K

EXHIBIT INDEX

No.   Document

3.1 Articles of Incorporation of The Wilber Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

3.2 Bylaws of The Wilber Corporation (incorporated by reference to Exhibit 3.2 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.1 Deferred Compensation Agreement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.1 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.2 Summary Plan Description for the Amended and Restated Wilber National Bank Split-Dollar Life Insurance Plan (incorporated by reference to Exhibit
      10.2 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.3 Amendment to the Wilber National Bank Split-Dollar Life Insurance Plan Agreement and Split-Dollar Policy Endorsement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.3 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.4 Executive Salary Continuation Agreement between Wilber National Bank and Robert W. Moyer (incorporated by reference to Exhibit 10.4 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.5 Executive Salary Continuation Agreement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.5 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.6 Employment Agreement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.6 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.7  Severance Compensation Agreement between The Wilber Corporation and Alfred
      S. Whittet (incorporated by reference to Exhibit 10.7 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.8 Retention Bonus Agreement between Wilber National Bank and Douglas C. Gulotty (incorporated by reference to Exhibit 10.8 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

13    Annual  Report to  Shareholders  (included  in this annual  report on Form
      10-K)

14 Code of Ethics incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2005, as amended and available on the Company's website (http://www.wilberbank.com) under the link 'About Us.'

21    Subsidiaries of the Registrant

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350


78-K