Form 10-Q
period 2005-03-31
Wilber CORP
filed 2005-05-10
CIK 709942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

            |_| TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

                        For the Transition Period from  __________ to __________

                        Commission File Number: 001-31896
                                                ---------

                             THE WILBER CORPORATION
           ----------------------------------------------------------
           (Exact Name of the Registrant as Specified in its Charter)

          New York                                      15-6018501
          --------                                      ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                       245 Main Street, Oneonta, NY 13820
                       ----------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  607 432-1700
                                  ------------
               (Registrant's Telephone Number Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                     Common Stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of Class)

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                      ----

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

YES |_|     NO |X|

As of May 5, 2005, there were issued and outstanding 11,178,092 shares of the Registrant's Common Stock.

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

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations

         A.  General
         B.  Financial Condition and Performance Overview
         C. Comparison of Financial Condition at March 31, 2005 and December 31, 2004
         D. Comparison of Results of Operation for the Three-months Ended March 31, 2005 and 2004
         E.  Liquidity
         F.  Capital Resources and Dividends

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk
------

ITEM 4:  Controls and Procedures
------

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
------

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds
------

ITEM 3:  Defaults Upon Senior Securities
------

ITEM 4:  Submission of Matters to a Vote of Security Holders
------

ITEM 5:  Other Information
------

ITEM 6:  Exhibits
------   (a) Exhibits

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

Please do not rely unduly on any forward-looking statements, which are valid only as of the date made. Many factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from what we anticipate or project. We have no obligation to update any forward-looking statements to reflect future events, which occur after the statements are made, and we specifically disclaim such obligation.

ITEM 1: Financial Statements (Unaudited)
------

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

                                                                    March 31,      December 31,
dollars in thousands except share and per share data                  2005             2004
-----------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                             $   9,500       $  10,440
Time Deposits with Other Banks                                          9,799          10,099
                                                                    ---------       ---------
 Total Cash and Cash Equivalents                                       19,299          20,539

Securities
 Trading, at Fair Value                                                 1,421           1,504
 Available-for-Sale, at Fair Value                                    242,297         249,415
     Held-to-Maturity, Fair Value of $55,983 at March 31, 2005
     and $59,324 at December 31, 2004                                  57,144          59,463
Loans                                                                 401,436         391,043
 Allowance for Loan Losses                                             (6,378)         (6,250)
                                                                    ---------       ---------
 Loans, Net                                                           395,058         384,793
                                                                    ---------       ---------
Premises and Equipment, Net                                             6,224           5,860
Bank Owned Life Insurance                                              15,109          14,975
Goodwill                                                                4,451           2,682
Intangible Assets, Net                                                    833             377
Other Assets                                                           13,085          11,253
                                                                    ---------       ---------
 Total Assets                                                       $ 754,921       $ 750,861
                                                                    =========       =========

Liabilities and Stockholders' Equity
Deposits:
 Demand                                                             $  59,888       $  63,746
 Savings, NOW and Money Market Deposit Accounts                       259,475         241,151
 Certificates of Deposit (Over $100M)                                  75,917          76,346
 Certificates of Deposit (Under $100M)                                178,285         165,194
 Other Time Deposits                                                   26,339          25,492
                                                                    ---------       ---------
 Total Deposits                                                       599,904         571,929
                                                                    ---------       ---------
Short-Term Borrowings                                                  24,548          37,559
Long-Term Borrowings                                                   58,187          65,379
Other Liabilities                                                       5,946           8,389
                                                                    ---------       ---------
 Total Liabilities                                                    688,585         683,256
                                                                    ---------       ---------

Stockholders' Equity:
 Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
    and 13,961,664 Shares Issued at March 31, 2005,
    and December 31, 2004                                                 140             140
 Additional Paid in Capital                                             4,224           4,224
 Retained Earnings                                                     84,509          83,402
 Accumulated Other Comprehensive (Loss) / Income                       (1,775)            396
 Treasury Stock at Cost, 2,783,572 Shares at March 31, 2005
     and 2,767,072 Shares at December 31, 2004                        (20,762)        (20,557)
                                                                    ---------       ---------
 Total Stockholders' Equity                                            66,336          67,605
                                                                    ---------       ---------
 Total Liabilities and Stockholders' Equity                         $ 754,921       $ 750,861
                                                                    =========       =========

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Income (Unaudited)                            Three-Months Ended
                                                                              March 31,
dollars in thousands except share and per share data                   2005               2004
--------------------------------------------------------------------------------------------------
Interest and Dividend Income
Interest and Fees on Loans                                         $      6,593       $      5,939
Interest and Dividends on Securities:
 U.S. Government and Agency Obligations                                   2,341              2,204
 State and Municipal Obligations                                            700                649
 Other                                                                       44                160
Interest on Federal Funds Sold and Time Deposits                            142                144
                                                                   ------------       ------------
 Total Interest and Dividend Income                                       9,820              9,096
                                                                   ------------       ------------

Interest Expense
Interest on Deposits:
 Savings, NOW and Money Market Deposit Accounts                             589                511
 Certificates of Deposit (Over $100M)                                       581                531
 Other Time                                                               1,497              1,302
Interest on Short-Term Borrowings                                           152                 34
Interest on Long-Term Borrowings                                            690                731
                                                                   ------------       ------------
 Total Interest Expense                                                   3,509              3,109
                                                                   ------------       ------------
Net Interest Income                                                       6,311              5,987
Provisions for Loan Losses                                                  240                360
                                                                   ------------       ------------
Net Interest Income After Provision for Loan Losses                       6,071              5,627
                                                                   ------------       ------------

Non Interest Income
Trust Fees                                                                  328                321
Service Charges on Deposit Accounts                                         392                341
Commissions Income                                                          138                160
Investment Security Gains, Net                                              244                719
Increase in Cash Surrender Value of Bank Owned Life Insurance               134                161
Other Service Fees                                                          101                 54
Other Income                                                                 77                 56
                                                                   ------------       ------------
 Total Non Interest Income                                                1,414              1,812
                                                                   ------------       ------------

Non Interest Expense
Salaries and Employee Benefits                                            2,798              2,671
Net Occupancy Expense of Bank Premises                                      433                393
Furniture and Equipment Expense                                             172                174
Computer Service Fees                                                       131                 80
Advertising and Marketing                                                   102                 85
Professional Fees                                                           196                225
Other Miscellaneous Expenses                                                721                685
                                                                   ------------       ------------
 Total Non Interest Expense                                               4,553              4,313
                                                                   ------------       ------------
Income Before Taxes                                                       2,932              3,126
Income Taxes                                                               (762)              (842)
                                                                   ------------       ------------
Net Income                                                         $      2,170       $      2,284
                                                                   ============       ============

Weighted Average Shares Outstanding                                  11,186,275         11,209,392
Basic Earnings Per Share                                           $       0.19       $       0.20

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Unaudited)

                                                                                             Accumulated
                                                                   Additional                   Other
                                                       Common       Paid in      Retained   Comprehensive    Treasury
dollars in thousands except share and per share data    Stock       Capital      Earnings   Income (Loss)      Stock         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003                              $    140     $  4,224     $ 79,043      $  1,272      $(20,375)     $ 64,304
 Comprehensive Income:
    Net Income                                               --           --        2,284            --            --         2,284
    Change in Net Unrealized Gain (Loss)
      on Securities, Net of Taxes                            --           --           --         1,198            --         1,198
                                                                                                                           --------
 Total Comprehensive Income                                                                                                   3,482
                                                                                                                           --------
 Cash Dividends ($.095 per share)                            --           --       (1,065)           --            --        (1,065)
                                                       --------     --------     --------      --------      --------      --------
Balance March 31, 2004                                 $    140     $  4,224     $ 80,262      $  2,470      $(20,375)     $ 66,721
                                                       --------     --------     --------      --------      --------      --------

Balance December 31, 2004                              $    140     $  4,224     $ 83,402      $    396      $(20,557)     $ 67,605
 Comprehensive Income:
    Net Income                                               --           --        2,170            --            --         2,170
    Change in Net Unrealized Gain (Loss)
      on Securities, Net of Taxes                            --           --           --        (2,171)           --        (2,171)
                                                                                                                           --------
 Total Comprehensive Loss                                                                                                        (1)
                                                                                                                           --------
 Cash Dividends ($.095 per share)                            --           --       (1,063)           --            --        (1,063)
 Purchase of Treasury Stock (16,500 shares)                                                                      (205)         (205)
                                                       --------     --------     --------      --------      --------      --------
Balance March 31, 2005                                 $    140     $  4,224     $ 84,509      $ (1,775)     $(20,762)     $ 66,336
                                                       --------     --------     --------      --------      --------      --------

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Three-Months Ended
                                                                                      March 31,
dollars in thousands                                                             2005          2004
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                    $  2,170      $  2,284
 Adjustments to Reconcile Net Income to Net Cash
 Used in Operating Activities:
    Provision for Loan Losses                                                       240           360
    Depreciation and Amortization                                                   263           102
    Net Amortization of Premiums and Accretion of Discounts on Investments          270           543
    Available-for-Sale Investment Security Gains, net                              (247)         (678)
    Other Real Estate Losses                                                         --            24
    Increase in Cash Surrender Value of Bank Owned Life Insurance                  (134)         (161)
    Net Decrease (Increase) in Trading Securities                                    80          (295)
    Net Losses (Gains) on Trading Securities                                          3           (41)
    (Increase) Decrease in Other Assets                                            (321)          104
    Decrease in Other Liabilities                                                (2,501)       (2,361)
                                                                               --------      --------
    Net Cash Used in Operating Activities                                          (177)         (119)
                                                                               --------      --------

Cash Flows from Investing Activities:
 Net Cash Acquired from Acquisition of a Branch                                  22,521            --
 Proceeds from Maturities of Held-to-Maturity Investment Securities               2,294         4,015
 Purchases of Held-to-Maturity Investment Securities                                (15)       (9,490)
 Proceeds from Maturities of Available-for-Sale Investment Securities            19,205        40,326
 Proceeds from Sales of Available-for-Sale Investment Securities                  5,351         7,394
 Purchases of Available-for-Sale Investment Securities                          (20,977)      (38,737)
 Net Increase in Loans                                                           (2,870)       (6,106)
 Proceeds from Sale of Loans                                                         --           294
 Purchase of Premises and Equipment, Net of Disposals                              (109)         (373)
 Proceeds from Sale of Other Real Estate                                             --            35
                                                                               --------      --------
    Net Cash Provided by (Used in) Investing Activities                          25,400        (2,642)
                                                                               --------      --------

Cash Flows from Financing Activities:
 Net Decrease in Demand Deposits, Savings, NOW,
    Money Market and Other Time Deposits                                         (5,493)       (6,346)
 Net Increase in Certificates of Deposit                                            501         9,159
 Net Decrease in Short-Term Borrowings                                          (13,011)       (5,283)
 Increase in Long-Term Borrowings                                                16,900        15,000
 Repayment of Long-Term Borrowings                                              (24,092)       (1,141)
 Purchase of Treasury Stock                                                        (205)           --
 Cash Dividends Paid                                                             (1,063)       (1,065)
                                                                               --------      --------
    Net Cash (Used in) Provided by Financing Activities                         (26,463)       10,324
                                                                               --------      --------
       Net (Decrease) Increase in Cash and Cash Equivalents                      (1,240)        7,563

Cash and Cash Equivalents at Beginning of Year                                   20,539        19,890
                                                                               --------      --------
Cash and Cash Equivalents at End of Period                                     $ 19,299      $ 27,453
                                                                               ========      ========

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited), continued

                                                            Three-Months Ended
                                                                 March 31,
dollars in thousands                                         2005         2004
--------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
 Cash Paid during Period for:
    Interest                                               $  3,537     $  3,137
    Income Taxes                                           $  3,070     $  2,859
 Non Cash Investing Activities:
    Change in Unrealized Gain on Securities                $ (3,556)    $  1,958
    Transfer of Loans to Other Real Estate                 $     --     $     59
 Fair Value of Assets Acquired                             $  8,185     $     --
 Fair Value of Liabilities Assumed                         $ 32,967     $     --

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

The data in the consolidated balance sheet for December 31, 2004 was derived from the Company's 2004 Annual Report on Form 10-K. The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2004 and 2003, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of stockholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2004. That data, along with the interim unaudited financial information presented in the consolidated statements of condition as of March 31, 2005; and the statements of income, the statements of changes in stockholders' equity and comprehensive income and cash flows for the three-months ended March 31, 2005 and 2004 should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto.

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

Note 3. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit. Stand-by and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused. Therefore, the total amounts do not necessarily represent future cash requirements.

The estimated fair value of the Company's stand-by letters of credit was $29 thousand and $22 thousand at March 31, 2005 and December 31, 2004, respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company's stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

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

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30 measurement date, are:

                                                            Three-Months Ended
                                                                 March 31,
dollars in thousands                                        2005           2004
--------------------------------------------------------   --------------------
      Service Cost                                         $ 170          $ 162
      Interest Cost                                          231            210
      Expected Return on Plan Assets                        (311)          (286)
      Net Amortization                                        53             50
                                                           -----          -----
                                                           $ 143          $ 136
                                                           =====          =====

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

                                                                          Three-Months Ended
                                                                               March 31,
dollars in thousands                                                        2005        2004
----------------------------------------------------------------------    -------------------
Unrealized Holding (Losses) Gains Arising During the Period, Net of Tax
    (Pre-tax Amount of ($3,309) and $2,636)                               $(2,021)    $ 1,601
Reclassification Adjustment for (Gains) Realized in Net Income
    During the Period, Net of Tax (Pre-tax Amount of ($247) and ($678)       (150)       (403)
                                                                          -------     -------

Other Comprehensive (Loss) Income, Net of Tax of $1,385 and $760          $(2,171)    $ 1,198
                                                                          =======     =======

Note 6. Goodwill and Intangible Assets

In February 2005 the Company acquired two branches, which were accounted for as a business combination in accordance with Statement on Accounting Standard
(SFAS) No. 141, "Business Combinations". The Company recorded related goodwill of $1.769 million and a core deposit intangible of $492 thousand. See PART I,
ITEM 2B.

The following is a summary of the transaction and the related assets acquired and liabilities assumed:

dollars in thousands
--------------------------------------------------------------------------------
Deposits Assumed                                                         $32,967
  Less Assets Acquired:
       Loans                                                               7,635
       Property Plant and Equipment                                          440
       Other Assets                                                          110
  Less Goodwill                                                            1,769
  Less Core Deposit Intangible                                               492
                                                                         -------
                        Net Cash Acquired from Acquisition               $22,521
                                                                         =======

The core deposit intangible recorded as a result of the branch acquisition totaling $492 thousand will be amortized on a straight-line basis over a five-year period.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at March 31, 2005, as compared to December 31, 2004; and (ii) a comparison of our results of operations for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004.

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

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management's March 31, 2005 evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While we have concluded that the March 31, 2005 evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

B. Financial Condition and Performance Overview

During the first quarter of 2005, our total assets increased by $4.060 million, from $750.861 million at December 31, 2004 to $754.921 million at March 31, 2005. The slight net increase in total assets was impacted by the acquisition of two branch offices during the quarter. More specifically, on February 4, 2005, we assumed $32.967 million of deposit liabilities and acquired $7.635 million of loans from HSBC Bank USA, National Association ("HSBC") for their Walton, New York and Sidney, New York offices. As a result of the acquisition, we recorded $2.261 million of intangible assets, consisting of $1.769 million of goodwill and $492 thousand of core deposit intangibles. We also acquired the Walton office building for $425 thousand. Due to our already existing presence in Sidney, New York HSBC, closed its Sidney office simultaneously with our acquisition.

The net proceeds obtained from the HSBC branch acquisition totaling $22.521 million were primarily used to reduce short-term and long-term borrowings during the quarter. Between December 31, 2004 and March 31, 2005 total deposits increased by $27.975 million from $571.929 million to $599.904 million, while total borrowings (both short-term and long-term borrowings) decreased by $20.203 million from $102.938 at December 31, 2004 million to $82.735 million at March 31, 2005.

Between December 31, 2004 and March 31, 2005, the overall credit quality of the loan portfolio deteriorated modestly. Specifically, total non-performing loans, potential problem loans and delinquent loans that were 30 or more days past due (excluding loans placed on non-accrual status) all increased during the quarter. The allowance for loan losses changed only slightly during the quarter, from $6.250 million or 1.60% of total loans at December 31, 2004 to $6.378 million at March 31, 2005 or 1.59% of total loans.

Net income for the first quarter of 2005 was slightly less than net income for the first quarter of 2004. Specifically, net income decreased by $114 thousand or 5.0%, from $2.284 million in the first quarter of

2004 to $2.170 million during the first quarter of 2005. The decrease in net income reduced earnings per share from $0.20 in the first quarter of 2004 to $0.19 in the first quarter of 2005. Several factors contributed to the decrease in net income between the periods. Specifically, a $324 thousand increase in net interest income, a $120 thousand decrease in the provision for loan losses and an $80 thousand reduction in income taxes were negatively offset by a $398 thousand decrease in non-interest income and a $240 thousand increase in non interest expense. The decrease in other income was primarily driven by a $475 thousand reduction in investment securities gains. During the first quarter of 2004 we realized $719 thousand of investment securities gains as compared to only $244 thousand in the first quarter of 2005.

The following tables set forth in this quarterly financial report provide readers with supplementary information, which is not directly obtainable from the unaudited financial statements provided in PART I, Item 1 of this quarterly report. These tables are to be read in conjunction with our management discussion and analysis narrative regarding the financial condition, results of operations, liquidity and capital resources contained within this report.

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated. No tax equivalent adjustments were made. Average balances are daily averages.

                                                                        For the Three-Months Ended March 31,
                                                   ----------------------------------------------------------------------------
                                                                     2005                                    2004
                                                   ----------------------------------------------------------------------------
                                                     Average       Interest                  Average       Interest
                                                   Outstanding      Earned      Yield /    Outstanding      Earned      Yield /
                                                     Balance         /Paid       Rate        Balance         /Paid       Rate
                                                   ----------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Earning Assets:
   Federal funds sold                               $  4,356       $     25      2.33%      $  7,252       $     18      1.00%
   Interest bearing deposits                           9,810            117      4.84%         7,520            126      6.74%
   Securities (1)                                    309,013          3,085      4.05%       305,416          3,013      3.97%
   Loans, Net (2)                                    389,866          6,593      6.86%       358,519          5,939      6.66%
                                                    -----------------------                 -----------------------
                Total earning assets                 713,045          9,820      5.59%       678,707          9,096      5.39%

   Non-earning assets                                 47,046                                  45,253
                                                    --------                                --------
                    Total assets                    $760,091                                $723,960
                                                    ========                                ========

Liabilities:
   Savings accounts                                 $ 98,553       $    152      0.63%      $ 93,113       $    173      0.75%
   Money market accounts                              32,793            156      1.93%        31,018             64      0.83%
   NOW accounts                                      121,302            281      0.94%       124,772            274      0.88%
   Time accounts                                     275,247          2,078      3.06%       269,136          1,833      2.74%
   Borrowings                                         94,870            842      3.60%        74,948            765      4.11%
                                                    -----------------------                 -----------------------
         Total interest bearing liabilities          622,765          3,509      2.29%       592,987          3,109      2.11%

   Non-interest bearing deposits                      61,705                                  57,620
   Other non-interest bearing liabilities              7,611                                   7,728
                                                    --------                                --------
   Total liabilities                                 692,081                                 658,335
   Stockholders' equity                               68,010                                  65,625
                                                    --------                                --------
      Total liabilities and shareholder equity      $760,091                                $723,960
                                                    ========                                ========

    Net interest income                                            $  6,311                                $  5,987
                                                                   ========                                ========

   Net interest rate spread (3)                                                  3.30%                                   3.28%
                                                                                 ====                                    ====

    Net earning assets                              $ 90,280                                $ 85,720
                                                    ========                                ========

   Net interest margin (4)                                                       3.59%                                   3.55%
                                                                                 ====                                    ====

   Ratio of earning assets to interest bearing
   liabilities                                        114.50%                                 114.46%
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

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

                                                  ------------------------------
                                                  At March 31,   At December 31,
                    Dollars in Thousands              2005            2004
                                                  ------------------------------
            Loans in Non-Accrual Status:
               Residential real estate (1)           $   82          $  141
               Commercial real estate                 2,577           2,168
               Commercial (2)                           535             243
               Consumer                                   5               9
                                                     ----------------------
                   Total non-accruing loans           3,199           2,561

            Loans Contractually Past Due 90 Days
            or More and Still Accruing Interest         272             190
            Troubled Debt Restructured Loans             --              --
                                                     ----------------------
                  Total non-performing loans          3,471           2,751
            Other real estate owned                      78              78
                                                     ----------------------
            Total non-performing assets              $3,549          $2,829
                                                     ======================
            Total non-performing assets as a
            percentage of total assets                 0.47%           0.38%
                                                     ======================
            Total non-performing loans as a
            percentage of total loans                  0.86%           0.70%
                                                     ======================

            (1) Includes home equity loans

            (2)  Includes   agricultural   loans  and  obligations  (other  than
            securities and leases) of states and political subdivisions in the United States

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

                                                                     Three-Months ended
                                                                          March 31,
                                                                    ----------------------
                                                                       2005        2004
                                                                    ----------------------
                                                                    (Dollars in thousands)
            Balance at beginning of period                            $6,250      $5,757

            Charge offs:
            Residential real estate (1)                                   18         112
            Commercial real estate                                        --          43
            Commercial (2)                                                --          48
            Consumer                                                     162         120
                                                                      ------------------
                   Total charge offs                                     180         323
                                                                      ------------------

            Recoveries:
            Residential real estate (1)                                   20          13
            Commercial real estate                                        --          --
            Commercial (2)                                                10          20
            Consumer                                                      38          66
                                                                      ------------------
                    Total recoveries                                      68          99
                                                                      ------------------

            Net charge-offs                                              112         224
            Provision for loan losses                                    240         360
                                                                      ------------------
            Balance at end of period                                  $6,378      $5,893
                                                                      ==================

            Ratio of net charge-offs during the period to average
            loans outstanding during the period (annualized)            0.11%       0.25%
                                                                      ==================

            Allowance for loan losses to total loans                    1.59%       1.61%
                                                                      ==================

            Allowance for loan losses to non-performing loans            183%        170%
                                                                      ==================

            (1) Includes home equity loans

            (2)  Includes   agricultural   loans  and  obligations  (other  than
            securities and leases) of states and political subdivisions in the United States

C. Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Overview. During the first quarter of 2005 our total assets increased by less than 1% in spite of acquiring two branch offices previously owned by HSBC. Specifically, total assets only increased by 0.5% or $4.060 million, from $750.861 million at December 31, 2004 to $754.921 million at March 31, 2005 because the net proceeds obtained in the HSBC acquisition were primarily used to reduce borrowings rather than acquire additional earning assets. During the fourth quarter of 2004, we borrowed $15.000 million from a large money center bank to purchase investment securities in anticipation of replacing the borrowing with deposit liabilities assumed in the HSBC transaction. Upon assuming the branch deposits we repaid the $15.000 million short-term borrowing and, in effect, substituted short-term borrowings with deposit liabilities.

During the quarter an increase in total loans was generally offset by a reduction in investment securities. Specifically, total loans increased by $10.393 million or 2.7%, while total investment securities (including trading, available-for-sale and held-to-maturity) decreased by $9.520 million or 3.1%. Approximately, $7.6 million of the increase in total loans was due to the HSBC branch acquisition, while $3.556 million of the decrease in total investment securities was due to a decrease in the value of the available-for-sale investment securities due to rising interest rates during the quarter.

Asset Quality. We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans (those 30 or more days delinquent, excluding loans placed on non-accrual status), the level of non-performing loans, the level of potential problem loans and the dollar amount and type of loan charge-offs we experience. Between December 31, 2004 and March 31, 2005 the credit quality of our loan portfolio declined modestly. The levels of delinquent loans, non-performing loans, and potential problem loans increased between the periods. Net loan charge-offs for the quarter totaled $112 thousand, as compared to $224 thousand during the same quarter in 2004.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest and troubled debt restructured loans increased $720 thousand or 26.2%, from $2.751 million at December 31, 2004 to $3.471 million at March 31, 2005. The increase in non-performing loans was primarily due to three loans (to one borrower) totaling $666 thousand being placed into non-accrual status during the quarter.

Potential problem loans are loans, which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million. During the first quarter of 2005, potential problem loans increased $827 thousand from $8.662 million at December 31, 2004 to $9.489 million at March 31, 2005. The increase in potential problem loans from the period ended December 31, 2004 to the period ended March 31, 2005 was primarily due to a decline of the credit-worthiness of two large borrowers during the quarter with combined total loan balances of $1.649 million offset by the transfer of three substandard loans (to one borrower) totaling $666 thousand to non-accrual status.

At March 31, 2005, loans that were 30 or more days delinquent (excluding loans placed on non-accrual status) totaled $4.021 million or 1.00% of loans outstanding. By comparison at December 31, 2004 we had $2.267 million or 0.58% of loans outstanding in this same category, a net increase of $1.754 million between the periods. The increase in delinquent loans was primarily due to four commercial real estate loans and one residential real estate loan that exceeded 30 days delinquent prior to March 31, 2005.

The allowance for loan losses increased from $6.250 million at December 31, 2004 to $6.378 million at March 31, 2005. The allowance for loan losses as a percentage of total loans outstanding was very stable at 1.60% of loans outstanding at December 31 2004, as compared to 1.59% at March 31, 2005. Our management and Board of Directors deemed the allowance for loan losses as adequate at March 31, 2005.

The credit quality of the investment securities portfolios, both available-for-sale and held-to-maturity, remained strong during the quarter. At March 31, 2005, 99.8% of the securities held in the Company's bond portfolio were rated "A" or better by Moody's credit rating service; 95.1% were rated AAA. By comparison, at December 31, 2004, 99.8% were rated "A" or better and 94.1% were rated AAA.

D. Comparison of Results of Operations for the Three-Months Ended March 31, 2005 and 2004

Overview. During the first quarter of 2005, our net income and earnings per share were $2.170 million and $0.19 respectively. This was a $114 thousand or 5.0% decrease in net income and a $0.01 decrease in earnings per share as compared to the first quarter of 2004. During the first quarter of 2004 we earned $2.284 million in net income and earnings per share of $0.20. The two most significant factors which contributed to the decrease in net income on a comparable quarter basis were a $475 thousand decrease in investment securities gains, offset by a $324 thousand increase in net interest income. In the first quarter of 2005, we recorded $244 thousand in investment securities gains, as compared to $719 thousand of investment securities gains in the first quarter of 2004.

The decrease in net income resulted in a decrease in both our return on average assets and return on average stockholders' equity. More specifically, during the first quarter of 2005 our return on average assets and return on average equity were 1.16% and 12.94%, respectively, as compared to 1.27% and 14.00% during the first quarter of 2004.

Net Interest Income. Net interest income is our most significant source of revenue. During the first quarter of 2005 and first quarter of 2004, net interest income comprised 82% and 77% of our net revenue (net interest income plus non-interest income), respectively. In the three-month period ended March 31, 2005, our net interest income was $6.311 million. By comparison, for the three-month period ended March 31, 2004 our net interest income was $5.987 million. The $324 thousand improvement in net interest income between the periods was the result of several factors, which are explained below.

During the last two quarters of 2004 and the first quarter of 2005, the Federal Open Market Committee, raised the target federal funds 175 basis points (seven increases of 25 basis points). These actions prompted seven corresponding 25 basis point increases in the national prime lending rate, an index to which a significant portion of our variable rate loan portfolio were tied. These interest rate increases, along with a $31.846 million or 8.7% increase in average loans outstanding, increased the interest and fees on loans from $5.939 million in the three-month period ended March 31, 2004 to $6.593 million in the three-month period ended March 31, 2005. This represents a $654 thousand or 11.0% increase between the periods.

The interest and dividends earned on investment securities also increased on a comparable quarter basis. The total interest and dividends earned on investment securities, including trading, available-for-sale and held-to-maturity securities, increased $72 thousand from $3.013 million during the first quarter of 2004 to $3.085 million during the first quarter of 2005. The increase was due to both an increase in the average volume of investment securities totaling $3.597 million and an 8 basis point improvement in the yield on investment securities.

The increase in both the yield on earning assets and the volume of earning assets that drove the improvement in interest income of $724 thousand, were partially offset by higher funding costs. As short-term interest rates increased during the last two quarters of 2004 and the first quarter of 2005, we raised the rates of interest paid on our interest-sensitive deposit accounts, particularly money market, NOW and time accounts. These increases, coupled with modest increases in the average volume of all interest-bearing deposit accounts, offset by a slight decrease in the rate paid on savings accounts, resulted in a $323 thousand increase in the interest expense on deposit liabilities between comparable quarters. Interest expense on borrowings also increased by $77 thousand between the periods due to an increase in the average volume of borrowings in the first quarter of 2005, offset by a decrease in the average interest rate paid on borrowings.

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

                                                      For the Three-months
                                                         Ended March 31,
                                                   ---------------------------
                                                          2005 vs. 2004
                                                   ---------------------------
                                                    Rate      Volume     Total
                                                   ---------------------------
                                                         (In thousands)
            Earning assets:
            Federal Funds Sold                     $  16      $  (9)     $   7
            Interest Bearing Deposits                (41)        32         (9)
            Securities                                37         35         72
            Loans                                    127        527        654
                                                   ---------------------------
                   Total earning assets              139        585        724
                                                   ---------------------------

            Interest bearing liabilities:
            Savings accounts                         (30)         9        (21)
            Money market accounts                     88          4         92
            NOW accounts                              15         (8)         7
            Time accounts                            202         43        245
            Borrowings                              (108)       185         77
                                                   ---------------------------
            Total interest bearing liabilities       167        233        400
                                                   ---------------------------

            Change in net interest income          $ (28)     $ 352      $ 324
                                                   ---------------------------

Net interest income was $324 thousand greater in the three-month period ended March 31, 2005 than in the three-month period ended March 31, 2004. Interest income increased $724 thousand due to both an increase in the rate and an increase in the volume of earning assets. More specifically, $585 thousand of the increase in interest income was due to the increase in the volume of earning assets, while $139 thousand of the increase in interest income was due to the increase in the rate on earning assets. Increases in both the volume and rate on loans contributed $654 thousand or 90.3% of the net increase in interest income period over period.

The $724 thousand increase in interest income was offset by a $400 thousand increase in the cost of interest bearing liabilities; $167 thousand due to the increase in rate and $233 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time accounts and interest expense on money market increased $245 thousand and $92 thousand respectively over the comparable periods. Interest expense on borrowings also increased $77 thousand between periods, primarily due to an increase in the volume of borrowings, offset by a lower cost of borrowings. The cost of NOW accounts and savings accounts changed only modestly on a comparable quarter basis.

Provision for Loan Losses. We recorded a provision for loan losses of $240 thousand for the three-month period ended March 31, 2005, as compared to $360 thousand for the three-month period ended March 31, 2004, a $120 thousand decrease. During the three-month period ended March 31, 2005, we recorded net loan charge-offs of $112 thousand. This compares to $224 thousand during the three-month period ended March 31, 2004 and $208 thousand for the previous quarter ended December 31, 2004. The favorable reduction in net charge-offs during the quarter was countered by a modest deterioration in the overall credit quality of the loan portfolio. Non-performing loans, loans 30 or more days delinquent (excluding non performing loans) and potential problem loans all increased during the quarter.

Non-Interest Income. Non-interest income decreased from $1.812 million in the three-month period ended March 31, 2004 to $1.414 million in the three-month period ended March 31, 2005, a $398 thousand or 22.0% decrease. This decrease was primarily driven by a $475 thousand reduction in investment securities gains. Specifically, during the first quarter of 2004 we recorded $719 thousand of investment securities gains, as compared to $244 thousand during the first quarter of 2005. During the first quarter of 2004 we sold $7.394 million of available-for-sale investment securities to fund loan growth.

These sales, along with matured securities and trading securities gains totaling $41 thousand, resulted in net investment securities gains of $719 thousand for the quarter. By comparison, during the first quarter of 2005, we only sold $5.351 million of available-for-sale investment securities. These sales, along with matured securities and trading securities losses of $3 thousand, resulted in net investment securities gains of $244 thousand for the first quarter of 2005.

The decrease in investment security gains coupled with a $22 thousand decrease in commissions income and a $27 thousand decrease in bank owned life insurance income between the periods were partially offset by a $51 thousand increase in service charges on deposit accounts, a $47 thousand increase in other service fees and a $21 thousand increase in other income.

Non-Interest Expense. Non-interest expense increased from $4.313 million for the quarter ended March 31, 2004 to $4.553 million for the quarter ended March 31, 2005, a $240 thousand or 5.6% increase. Increases in salaries and benefits expense, occupancy expenses, computer service fees, advertising and marketing expense and other expenses, were partially offset by small reductions in furniture and fixture expense and professional fees.

Salaries and employee benefits increased $127 thousand or 4.8%, from $2.671 million during the first quarter of 2004 to $2.798 million during the first quarter of 2005. Salaries and overtime expense, which is comprised of employee base salaries, employee commissions, employee incentives, and deferred compensation expense, increased by $107 thousand or 5.1% between the periods, from $2.114 million in the first quarter of 2004 to $2.221 million in the first quarter of 2005. The remaining $20 thousand of net increase in salaries and benefits expense was due to an increase in F.I.C.A. expense, group life, retirement plan costs, unemployment insurance and other benefits totaling $46 thousand, offset by decreases in group health, group disability, workers compensation and employee education costs totaling $26 thousand.

Computer service fee expenses increased from $80 thousand during the first quarter of 2004 to $131 thousand during the first quarter of 2005, a $51 thousand or 63.8% increase. Throughout the last three quarters of 2004 and the first quarter of 2005 we executed several new computer system contracts due to:
(i) a core computer operating system conversion scheduled for the second quarter of 2005, (ii) increased system recovery and information security demands on our information technology systems, and (iii) the implementation of new customer delivery systems.

Professional fees decreased $29 thousand or 12.9%, from $225 thousand during the first quarter of 2004 to $196 thousand during the first quarter of 2005. During the first quarter of 2004, we incurred significant professional fees related to the Company's SEC common stock registration and American Stock Exchange listing. These fees did not recur during the first quarter of 2005. In spite of this decrease in professional fees during the first quarter of 2005, we expect that professional fees will increase in the last three quarters of 2005 due to our efforts to comply with various aspects of the Sarbanes - Oxley Act of 2002.

Occupancy expenses and furniture and fixture expenses increased from $567 thousand during the first quarter of 2004 to $605 thousand during the first quarter of 2005, a $38 thousand or 6.7% increase. Much of the increase can be attributed to our recent expansion activities, in particular, the opening of our Johnson City (Broome County), New York office in March of 2004 and the opening of our Kingston (Ulster County), New York office in April of 2004.

Other expenses and advertising and marketing expenses increased from $770 thousand on a combined basis in the first quarter of 2004 to $823 thousand on a combined basis in the first quarter of 2005, a $53 thousand or 6.9% increase.
Although there were various increases and decreases in several components of other expense and advertising and marketing expense, much of the increase between the periods can be attributed to expenses associated with the acquisition of two branch offices from HSBC, namely a $40 thousand increase in check printing costs, $12 thousand increase in postage and shipping, a $15 thousand increase in travel and entertainment and a $8 thousand increase in amortization expense.

Income Taxes. Income tax expense decreased from $842 thousand during the three-month period ended March 31, 2004 to $762 thousand during the three-month period ended March 31, 2005. The decrease in income tax expense was primarily due to a decreased amount of pre-tax income. Our effective tax rate decreased between periods, from 26.9% in the three-month period ended March 31, 2004 to 26.0% in the three-month period ended March 31, 2005. The decrease in the effective tax rate during the first quarter of 2005 was due to a greater portion of our pre-tax income being generated from our tax-advantaged subsidiary Wilber REIT, Inc. and a slight increase in non-taxable income.

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

                  o     Correspondent Lines of Credit

                  o     Fed. Reserve Discount Window Borrowings

                  o     Sale of Loans

                  o     Proceeds from Issuance of Equity Securities

                  o     Branch Acquisition

                  o     Cash Surrender Value of Bank Owned Life Insurance

Table of Liquidity Measures:

The following table summarizes several of our key liquidity measures for the periods stated:

            ------------------------------------------------------------------------
                           Liquidity Measure                March 31,   December 31,
            Dollars in Thousands                               2005         2004
            ------------------------------------------------------------------------
            Cash and Cash Equivalents                        $19,299      $20,539
            ------------------------------------------------------------------------
            Available for Sale Investment Securities at
            Estimated Fair Value less Securities pledged
            for State and Municipal Deposits and
            Borrowings                                       $68,390      $63,472
            ------------------------------------------------------------------------
            Total Loan to Total Asset Ratio                    53.18%       52.08%
            ------------------------------------------------------------------------
            FHLBNY Remaining Borrowing Capacity              $21,104      $19,180
            ------------------------------------------------------------------------
            Correspondent Bank Lines of Credit               $ 3,800      $ 7,600
            ------------------------------------------------------------------------

In addition to the above liquidity measures, at March 31, 2005 and December 31, 2004 we had $15.109 million and $14.975 million, respectively, of cash surrender value in our bank-owned life insurance portfolio. These policies could be terminated and surrendered for cash upon our demand.

Between December 31, 2004 and March 31, 2005, our liquidity position improved slightly due to the acquisition of the HSBC branch offices. The net cash acquired from the acquisition of the HSBC branches during the first quarter of 2005 totaling $22.521 million were primarily used to repay borrowings. This, in turn, increased the amount of our unencumbered available-for-sale investment securities between the periods. The substantial majority of our unencumbered available-for-sale investment securities are highly liquid and could be sold immediately or pledged for borrowing purposes to meet our anticipated or unanticipated loan and other funding requirements. In addition, the anticipated principal repayments on existing loans and investment securities, as well as the anticipated deposit retention levels continue to provide us with an adequate amount of liquidity.

Our commitments to extend credit and stand-by letters of credit increased by $9.583 million or 14.3% between December 31, 2004 to March 31, 2005. At March 31, 2005 commitments to extend credit and stand-by letters of credit were $76.586 million, as compared to $67.003 million at December 31, 2004. This increase was due to both an increase in home equity line of credit commitments assumed during the HSBC branch acquisition and additional commercial loan commitments. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially impact our liquidity prospectively.

We recognize that deposit flows and loan and investment prepayment activity are affected by the level of interest rates, the interest rates and products offered by competitors, and other factors. Based on our deposit retention experience, anticipated levels of regional economic activity, particularly moderate levels of loan demand within our primary market area, and current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our current funding commitments for several quarters prospectively.

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

At March 31, 2005 stockholders' equity was $66.336 million, $1.269 million or 1.9% below December 31, 2004 stockholders' equity of $67.605 million. The decrease in stockholders' equity was primarily due to a decrease in accumulated other comprehensive income. During the quarter accumulated other comprehensive income decreased by $2.171 million, from accumulated comprehensive income of $396 thousand at December 31, 2004 to an accumulated comprehensive loss of $1.775 million at March 31, 2005 due to a decline in the market value of our available-for-sale investment securities.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of "Tier 1" capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of stockholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company's allowance for loan losses. Similarly, for the Bank to be considered "well capitalized," it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at March 31, 2005 and December 31, 2004. The Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at March 31, 2005 were 12.58% and 13.83%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of March 31, 2005, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was $7.996 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

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

Measuring and managing interest rate risk is a dynamic process that the Bank's management must continually perform to meet the objective of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank's interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of "shocking" our current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earnings and the market value of the Bank's equity. The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment / replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, the model assumes it will take 6 months for a 3.00% shift to take place. This is also known as a "ramped" interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning April 1, 2005 and ending March 31, 2006 under ramped shock scenarios.

Interest Rate Sensitivity Table:

            -------------------------------------------------------------------------------------------
                Interest Rates                            Dollars in Thousands
            -------------------------------------------------------------------------------------------

                                                                                        Projected
                                                                                        Change in Net
                                                       Projected       Projected        Interest Income
                                       Projected       Dollar          Percentage       as a Percent of
            Interest                   Annualized      Change in       Change in        Total
            Rate Shock       Prime     Net Interest    Net Interest    Net Interest     Stockholders'
            (1)              Rate      Income          Income          Income           Equity
            -------------------------------------------------------------------------------------------
                3.00%        8.75%        $24,704          ($975)         -3.80%            -1.47%
            -------------------------------------------------------------------------------------------
                2.00%        6.75%        $24,153        ($1,526)         -5.94%            -2.30%
            -------------------------------------------------------------------------------------------
                1.00%        6.75%        $24,800          ($879)         -3.42%            -1.33%
            -------------------------------------------------------------------------------------------
            No change        5.75%        $25,679             --              --                --
            -------------------------------------------------------------------------------------------
               -1.00%        4.75%        $25,517          ($162)         -0.63%            -0.24%
            -------------------------------------------------------------------------------------------
               -2.00%        3.75%        $24,844          ($835)         -3.25%            -1.26%
            -------------------------------------------------------------------------------------------
               -3.00%        2.75%        $24,606        ($1,073)         -4.18%            -1.62%
            -------------------------------------------------------------------------------------------

            (1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions were approved by the Bank's ALCO and were based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decrease by $1.526 million or -2.30% of total stockholders' equity in a +2.00% ramped interest rate shock. Similarly, we project that net interest income would decrease by $835 thousand or -1.26% of total stockholders' equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.00% of the Company's total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But, generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to counter-balance interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 22% of our total assets were invested in adjustable rate loans and investments at March 31, 2005.

ITEM 4: Controls and Procedures
------

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                           PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
------

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
------

During the three-month period ended March 31, 2005, the rights of holders of our registered securities were not modified; nor was any other class of security issued that could materially limit or qualify our registered securities.

On August 27, 2004 we announced that our Board of Directors approved a stock repurchase program, which authorizes the purchase, at the discretion of management, of up to $1,500,000 of the Company's common stock. All shares repurchased under the repurchase program will be made in the open market or through private transactions and will be limited to one transaction per week, and shall be conducted exclusively through Merrill Lynch, a registered broker-dealer. All such purchases shall be effected in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, and the rules and regulations of the American Stock Exchange. The following table summarizes the shares repurchased by us under this repurchase program during the three-month period ended March 31, 2005:

Share Repurchases:

                                                                                                    Remaining
                                              Total Number   Average Price                            Share
                                               of Shares        Paid per         Total Cost        Repurchase
      Period                                   Purchased          Share              (1)            Authority
      -------------------------------------------------------------------------------------------------------
      January 1 - January 31, 2005                    0        $       --        $       --        $1,318,995
      February 1 - February 28, 2005             16,500             12.38           204,300         1,114,695
      March 1 - March 31, 2005                        0                --                --         1,114,695

                                                 ------------------------------------------------------------
      Total                                      16,500        $    12.38        $  204,300

      (1) Excludes brokerage commissions paid by the Company.

All shares purchased by the Company in the three-month period ended March 31, 2005 were purchased under the publicly announced program.

ITEM 3: Defaults Upon Senior Securities
------

The Company did not default on any senior securities during the three-month period ended March 31, 2005.

ITEM 4: Submission of Matters to a Vote of Security Holders
------

None.

ITEM 5: Other Information
------

None.

ITEM 6: Exhibits
------

(a) See Exhibit Index to this Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION


By: /s/ Alfred S. Whittet       Dated: 05/05/2005
   -------------------------          -----------

Alfred S. Whittet
Vice Chairman, President and Chief Executive Officer


By: /s/ Joseph E. Sutaris       Dated: 05/05/2005
   -------------------------          -----------

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