Form 10-Q
period 2005-06-30
Wilber CORP
filed 2005-08-08
CIK 709942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

            [ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

               For the Transition Period from_________to_________

                        Commission File Number: 001-31896
                                               -----------

                             THE WILBER CORPORATION
                       ----------------------------------
           (Exact Name of the Registrant as Specified in its Charter)

                            New York                                            15-6018501
                            --------                                            ----------
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
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) or (2) has been subject to such requirements for
the past 90 days. YES  X   NO
                      ---     ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES    NO  X
                                               ---    ---

As of August 4, 2005, there were issued and outstanding 11,163,092 shares of the Registrant's Common Stock.

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

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations

         A. General
         B. Financial Condition and Performance Overview
         C. Comparison of Financial Condition at June 30, 2005 and December 31, 2004
         D. Comparison of Results of Operations for the Three Months Ended
              June 30, 2005 and  2004
         E. Comparison of Results of Operations for the Six Months Ended
              June 30, 2005 and 2004
         F. Liquidity
         G. Capital Resources and Dividends

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk
------

ITEM 4:  Controls and Procedures
------

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
------

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds
------

         A. Changes in the Rights of Holders of Our Registered Securities
         B. Issuances or Modifications of Other Classes of Securities
         C. Sale of Unregistered Securities
         D. Stock Repurchases

ITEM 3:  Defaults Upon Senior Securities
------

ITEM 4:  Submission of Matters to a Vote of Security Holders
------

ITEM 5:  Other Information
------

ITEM 6:  Exhibits
------   Exhibits

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, tax rates and regulations of federal, state and local tax authorities, changes in consumer preferences, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

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

ITEM 1:  Financial Statements (Unaudited)
------
The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

                                                                June 30,    December 31,
dollars in thousands except share and per share data              2005          2004
----------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                        $  12,137    $     10,440
Time Deposits with Other Banks                                     9,799          10,099
Federal Funds Sold                                                 3,500              --
                                                               ---------    ------------
 Total Cash and Cash Equivalents                                  25,436          20,539
Securities
 Trading, at Fair Value                                            1,453           1,504
 Available-for-Sale, at Fair Value                               232,978         249,415
 Held-to-Maturity, Fair Value of $55,883 at June 30, 2005
    and $59,324 at December 31, 2004                              56,070          59,463
Loans                                                            406,911         391,043
 Allowance for Loan Losses                                        (6,368)         (6,250)
                                                               ---------    ------------
 Loans, Net                                                      400,543         384,793
                                                               ---------    ------------
Premises and Equipment, Net                                        6,137           5,860
Bank Owned Life Insurance                                         15,247          14,975
Goodwill                                                           4,518           2,682
Intangible Assets, Net                                               788             377
Other Assets                                                      11,884          11,253
                                                               ---------    ------------
 Total Assets                                                  $ 755,054    $    750,861
                                                               =========    ============

Liabilities and Stockholders' Equity
Deposits:
 Demand                                                        $  69,394    $     63,746
 Savings, NOW and Money Market Deposit Accounts                  255,400         241,151
 Certificates of Deposit (Over $100M)                             68,142          76,346
 Certificates of Deposit (Under $100M)                           181,687         165,194
 Other Time Deposits                                              26,878          25,492
                                                               ---------    ------------
 Total Deposits                                                  601,501         571,929
                                                               ---------    ------------
Short-Term Borrowings                                             20,603          37,559
Long-Term Borrowings                                              57,622          65,379
Other Liabilities                                                  6,743           8,389
                                                               ---------    ------------
 Total Liabilities                                               686,469         683,256
                                                               ---------    ------------

Stockholders' Equity:
 Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
    and 13,961,664 Shares Issued at June 30, 2005,
    and December 31, 2004                                            140             140
 Additional Paid in Capital                                        4,224           4,224
 Retained Earnings                                                85,445          83,402
 Accumulated Other Comprehensive (Loss) Income                      (279)            396
 Treasury Stock at Cost, 2,798,572 Shares at June 30, 2005
     and 2,767,072 Shares at December 31, 2004                   (20,945)        (20,557)
                                                               ---------    ------------
 Total Stockholders' Equity                                       68,585          67,605
                                                               ---------    ------------
 Total Liabilities and Stockholders' Equity                    $ 755,054    $    750,861
                                                               =========    ============

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Income (Unaudited)                        Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
dollars in thousands except share and per share data                2005            2004            2005            2004
----------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
Interest and Fees on Loans                                      $      6,835    $      6,022    $     13,428    $     11,961
Interest and Dividends on Securities:
 U.S. Government and Agency Obligations                                2,248           1,963           4,589           4,167
 State and Municipal Obligations                                         641             639           1,341           1,288
 Other                                                                    56             127             100             287
Interest on Federal Funds Sold and Time Deposits                         160             142             302             286
                                                                ------------    ------------    ------------    ------------
 Total Interest and Dividend Income                                    9,940           8,893          19,760          17,989
                                                                ------------    ------------    ------------    ------------

Interest Expense
Interest on Deposits:
 Savings, NOW and Money Market Deposit Accounts                          696             436           1,285             947
 Certificates of Deposit (Over $100M)                                    601             563           1,182           1,094
 Other Time                                                            1,596           1,297           3,093           2,599
Interest on Short-Term Borrowings                                        112              20             264              54
Interest on Long-Term Borrowings                                         554             781           1,244           1,512
                                                                ------------    ------------    ------------    ------------
 Total Interest Expense                                                3,559           3,097           7,068           6,206
                                                                ------------    ------------    ------------    ------------
Net Interest Income                                                    6,381           5,796          12,692          11,783
Provisions for Loan Losses                                               240             300             480             660
                                                                ------------    ------------    ------------    ------------
Net Interest Income After Provision for Loan Losses                    6,141           5,496          12,212          11,123
                                                                ------------    ------------    ------------    ------------

Non Interest Income
Trust Fees                                                               363             320             691             641
Service Charges on Deposit Accounts                                      424             380             816             721
Commissions Income                                                       174             126             312             286
Investment Security Gains (Losses), Net                                  148             (21)            392             698

Increase in Cash Surrender Value of Bank Owned Life Insurance            138             120             272             281
Other Service Fees                                                       119              70             220             124
Other Income                                                              85              74             162             130
                                                                ------------    ------------    ------------    ------------
 Total Non Interest Income                                             1,451           1,069           2,865           2,881
                                                                ------------    ------------    ------------    ------------

Non Interest Expense
Salaries and Employee Benefits                                         3,098           2,603           5,896           5,274
Net Occupancy Expense of Bank Premises                                   346             359             779             752
Furniture and Equipment Expense                                          189             182             361             356
Computer Service Fees                                                    183             124             314             204
Advertising and Marketing                                                143             127             245             212
Professional Fees                                                        130              72             326             297
Other Miscellaneous Expenses                                             756             646           1,477           1,331
                                                                ------------    ------------    ------------    ------------
 Total Non Interest Expense                                            4,845           4,113           9,398           8,426
                                                                ------------    ------------    ------------    ------------
Income Before Taxes                                                    2,747           2,452           5,679           5,578
Income Taxes                                                            (748)           (601)         (1,510)         (1,443)
                                                                ------------    ------------    ------------    ------------
Net Income                                                      $      1,999    $      1,851    $      4,169    $      4,135
                                                                ============    ============    ============    ============

Weighted Average Shares Outstanding                               11,171,114      11,209,392      11,178,653      11,209,392
Basic Earnings Per Share                                        $       0.18    $       0.17    $       0.37    $       0.37

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Unaudited)

                                                                                             Accumulated
                                                                    Additional                  Other
                                                         Common      Paid in     Retained    Comprehensive   Treasury
dollars in thousands except share and per share data     Stock       Capital     Earnings    Income (Loss)     Stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003                              $      140   $    4,224   $   79,043    $    1,272   $  (20,375)  $   64,304
  Comprehensive Income:
     Net Income                                                --           --        4,135            --           --        4,135
     Change in Net Unrealized Gain (Loss)
       on Securities, Net of Taxes                             --           --           --        (2,765)          --       (2,765)
                                                                                                                         ----------
  Total Comprehensive Income                                                                                                  1,370
                                                                                                                         ----------
  Cash Dividends ($.095 per share)                             --           --       (2,130)           --           --       (2,130)
                                                       ----------   ----------   ----------    ----------   ----------   ----------
Balance June 30, 2004                                  $      140   $    4,224   $   81,048    $   (1,493)  $  (20,375)  $   63,544
                                                       ----------   ----------   ----------    ----------   ----------   ----------

Balance December 31, 2004                              $      140   $    4,224   $   83,402    $      396   $  (20,557)  $   67,605
  Comprehensive Income:
     Net Income                                                --           --        4,169            --           --        4,169
     Change in Net Unrealized Gain (Loss)
       on Securities, Net of Taxes                             --           --           --          (675)          --         (675)
                                                                                                                         ----------
  Total Comprehensive Income                                                                                                  3,494
                                                                                                                         ----------
  Cash Dividends ($.095 per share)                             --           --       (2,126)           --           --       (2,126)
  Purchase of Treasury Stock (31,500 shares)                                                                      (388)        (388)
                                                       ----------   ----------   ----------    ----------   ----------   ----------
Balance June 30, 2005                                  $      140   $    4,224   $   85,445    $     (279)  $  (20,945)  $   68,585
                                                       ----------   ----------   ----------    ----------   ----------   ----------

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
dollars in thousands                                                           2005        2004
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                  $  4,169    $  4,135
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Provision for Loan Losses                                                     480         660
    Depreciation and Amortization                                                 540         407
    Net Amortization of Premiums and Accretion of Discounts on Investments        539       1,338
    Available-for-Sale Investment Security Gains, net                            (367)       (651)
    Other Real Estate Losses                                                       --          21
    Increase in Cash Surrender Value of Bank Owned Life Insurance                (272)       (281)
    Net Decrease (Increase) in Trading Securities                                  76        (301)
    Net Gains on Trading Securities                                               (25)        (47)
    (Decrease) Increase in Other Assets                                          (179)          8
    Decrease in Other Liabilities                                              (1,704)     (1,803)
                                                                             --------    --------
    Net Cash Provided by Operating Activities                                   3,257       3,486
                                                                             --------    --------

Cash Flows from Investing Activities:
 Net Cash Acquired from Acquisition of a Branch                                22,521          --
 Proceeds from Maturities of Held-to-Maturity Investment Securities             4,539      12,081
 Purchases of Held-to-Maturity Investment Securities                           (1,418)    (30,014)
 Proceeds from Maturities of Available-for-Sale Investment Securities          39,506      92,815
 Proceeds from Sales of Available-for-Sale Investment Securities                9,945       7,922
 Purchases of Available-for-Sale Investment Securities                        (34,018)    (71,121)
 Net Increase in Loans                                                         (8,595)    (14,144)
 Proceeds from Sale of Loans                                                       --         294
 Purchase of Premises and Equipment, Net of Disposals                            (218)       (628)
 Proceeds from Sale of Other Real Estate                                           --          58
                                                                             --------    --------
    Net Cash Provided by (Used by) Investing Activities                        32,262      (2,737)
                                                                             --------    --------

Cash Flows from Financing Activities:
 Net Increase (Decrease) in Demand Deposits, Savings, NOW,
    Money Market and Other Time Deposits                                          477      (9,527)
 Net (Decrease) Increase in Certificates of Deposit                            (3,872)      7,020
 Net Decrease in Short-Term Borrowings                                        (16,956)    (10,901)
 Increase in Long-Term Borrowings                                              16,900      15,000
 Repayment of Long-Term Borrowings                                            (24,657)     (1,865)
 Purchase of Treasury Stock                                                      (388)         --
 Cash Dividends Paid                                                           (2,126)     (2,130)
                                                                             --------    --------
    Net Cash Used by Financing Activities                                     (30,622)     (2,403)
                                                                             --------    --------
      Net Increase (Decrease) in Cash and Cash Equivalents                      4,897      (1,654)
Cash and Cash Equivalents at Beginning of Year                                 20,539      19,890
                                                                             --------    --------
 Cash and Cash Equivalents at End of Period                                  $ 25,436    $ 18,236
                                                                             ========    ========

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited), continued

                                                       Six Months Ended
                                                           June 30,
dollars in thousands                                   2005       2004
------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid during Period for:
     Interest                                        $  7,178    $ 6,271
     Income Taxes                                    $  3,085    $ 2,874
  Non Cash Investing Activities:
     Change in Unrealized Loss on Securities         $ (1,104)   $(4,530)
     Transfer of Loans to Other Real Estate          $     --    $    59
  Fair Value of Tangible Assets Acquired             $  8,119    $    --
  Fair Value of Liabilities Assumed                  $ 32,967    $    --

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

The data in the consolidated balance sheet for December 31, 2004 was derived from the Company's 2004 Annual Report on Form 10-K. The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2004 and 2003, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of stockholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2004. That data, along with the interim unaudited financial information presented in the consolidated statements of condition as of June 30, 2005; and the statements of income for the three-month and six- month periods ending June 30, 2005, the statements of changes in stockholders' equity and comprehensive income and cash flows for the six months ended June 30, 2005 and 2004 should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto.

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

The estimated fair value of the Company's stand-by letters of credit was $16 thousand and $22 thousand at June 30, 2005 and December 31, 2004 respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company's stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

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

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30, 2004 measurement date, are:

                                             Three Months Ended   Six Months Ended
                                                   June 30,           June 30,
dollars in thousands                            2005      2004      2005      2004
--------------------------------------------------------------    ----------------
             Service Cost                     $  170    $  162    $  340    $  323
             Interest Cost                       231       210       462       420
             Expected Return on Plan Assets     (312)     (286)     (622)     (571)
             Net Amortization                     54        50       106       100
                                              ------    ------    ------    ------
                                              $  143    $  136    $  286    $  272
                                              ======    ======    ======    ======

Note 5. Other Comprehensive Income (Loss)

The following is a summary of changes in other comprehensive income (loss) for the periods presented:

                                                                         Three Months Ended     Six Months Ended
                                                                              June 30,               June 30,
dollars in thousands                                                       2005       2004       2005       2004
-----------------------------------------------------------------------------------------------------------------
Unrealized Holding Gains (Losses) Arising During the Period Net of Tax
    (Pre-tax Amount of $2,572 , ($6,516), ($737) and ($3,879))           $ 1,569    $(3,979)   $  (451)   $(2,367)
Reclassification Adjustment for (Gains) Losses Realized in Net Income
    During the Period, Net of Tax (Pre-tax Amount of ($120), $26,            (73)        16       (224)      (398)
    ($367) and ($651))                                                   -------    -------    -------    -------

Other Comprehensive Income (Loss), Net of Tax of $955, ($2,527),
      ($430) and ($1,765)                                                $ 1,496    $(3,963)   $  (675)   $(2,765)
                                                                         =======    =======    =======    =======

Note 6. Goodwill and Intangible Assets

In February 2005 the Company acquired two branches, which were accounted for as a business combination in accordance with Statement on Accounting Standard
(SFAS) No. 141, "Business Combinations.

The following is a summary of the transaction and the related assets acquired and liabilities assumed:

dollars in thousands
--------------------------------------------------------------------------------
Deposits Assumed                                                         $32,967
  Less Tangible Assets Acquired:
            Loans                                                          7,635
            Property Plant and Equipment                                     440
            Other Assets                                                      44
  Less Goodwill                                                            1,835
  Less Core Deposit Intangible                                               492
                                                                         -------
                        Net Cash Acquired from Acquisition               $22,521
                                                                         =======

Note 7. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." It also changes the requirements for the accounting for and reporting of change in an accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of and accounting change on one or more individual prior periods presented. The effective date of this statement is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, this statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact on future financial statements if there are future voluntary accounting changes and / or correction of errors.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

A. General

The objectives of this quarterly report are to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at June 30, 2005, as compared to December 31, 2004; (ii) a comparison of our results of operations for the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004; and (iii) a comparison on our results of operations for the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest income earned on our loans and investment securities less the interest paid on our deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase in the cash surrender value on bank owned life insurance, other service fees and other income. Our non-interest expenses primarily consist of employee salaries and benefits, net occupancy expense on bank premises, furniture and equipment expense, advertising and marketing expense, computer service fees, professional fees and other miscellaneous expenses. Results of operations are also influenced by general economic and competitive conditions (particularly changes in interest rates), government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management's June 30, 2005 evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While we have concluded that the June 30, 2005 evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

B. Financial Condition and Performance Overview

During the six-month period ended June 30, 2005, our overall financial condition changed modestly. Specifically, our total assets increased by 0.6% or $4.193 million, from $750.861 million at December 31, 2004 to $755.054 million at June 30, 2005. The slight net increase in total assets was substantially caused by the acquisition of two branch offices during the first quarter. More specifically, on February 4, 2005, we assumed $32.967 million of deposit liabilities and acquired $7.635 million of loans from HSBC Bank USA, National Association ("HSBC") for their Walton, New York and Sidney, New York offices. As a result of the acquisition, we recorded $2.327 million of intangible assets, consisting of $1.835 million of goodwill and $492 thousand of core deposit intangible. We also acquired the Walton office building for $425 thousand. Due to our already existing presence in Sidney, New York, HSBC closed its Sidney office simultaneously with our acquisition.

The net proceeds obtained from the HSBC branch acquisition totaling $22.521 million were primarily used to reduce short-term and long-term borrowings during the first quarter. Between December 31, 2004 and June 30, 2005 total deposits increased by $29.572 million from $571.929 million to $601.501 million, while total borrowings (both short-term and long-term borrowings) decreased by $24.713 million, from $102.938 million at December 31, 2004 million to $78.225 million at June 30, 2005.

Total loans increased $15.868 million or 4.1% between December 31, 2004 and June 30, 2005. Total loans outstanding were $391.043 million at December 31, 2004, as compared to $406.911 million at June 30, 2005. Approximately one-half of the loan portfolio growth was due to the HSBC branch acquisition.

The overall credit quality of the loan portfolio deteriorated modestly during the first-half of 2005. Specifically, total non-performing loans, potential problem loans and delinquent loans that were 30 or more days past due (excluding loans placed on non-accrual status) all increased during the first-half of 2005. The allowance for loan losses changed slightly during the quarter, from $6.250 million or 1.60% of total loans at December 31, 2004 to $6.368 million or 1.57% of total loans at June 30, 2005. If this trend continues, we anticipate increasing our provision for loan losses in the second half of 2005, which will negatively impact our earnings.

Net income for the second quarter of 2005 exceeded net income for the second quarter of 2004 by $148 thousand or 8.0%. Increases in net interest income, non-interest income and a reduction in the provision for loan losses during the second quarter of 2005 were partially offset by increases in non-interest expense and increased income taxes. Earnings per share for the second quarter of 2005 were $0.18, as compared to $0.17 for the second quarter of 2004. The improved results in the second quarter of 2005 were largely driven by higher short-term interest rates, which helped us improve net interest income by $585 thousand or 10.1%, and a $169 thousand net increase in investment securities gains on a comparable quarter basis.

Our net income and earnings per share were relatively flat for the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004. Earnings per share for both six-month periods were $0.37, while net income improved only slightly, from $4.135 million for the six-month period ended June 30, 2004 to $4.169 million for the six-month period ended June 30, 2005. An improvement in net interest income and a reduction in the provision for loan losses between the periods were almost completely offset by a significant increase in non-interest expense, a slight reduction in non-interest income and an increase in income taxes. Net interest income increased $909 thousand or 7.7% between the periods due primarily to increases in both loan and investment securities yields as short-term interest rates increased. In addition, the average volume of loans outstanding also increased between the periods. This improvement in net interest income was offset by a $972 thousand or 11.5% increase in non-interest expense on a comparable period basis. Additional costs related to our expansion and acquisition activities, computer system upgrades and software licensing costs, and professional fees due to the registration of our common stock with the SEC have caused a significant increase in non-interest expenses.

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

                                                                          For the Three Months Ended June 30,
                                                          -----------------------------------------------------------------
                                                                          2005                              2004
                                                          -----------------------------------------------------------------

                                                             Average    Interest               Average    Interest
                                                           Outstanding   Earned     Yield /  Outstanding   Earned   Yield /
                                                             Balance      /Paid      Rate      Balance      /Paid    Rate
                                                          -----------------------------------------------------------------
                                                                                  (Dollars in thousands)
Earning Assets:
   Federal funds sold                                        $  5,497    $     41    2.99%     $  6,478    $     15   0.93%
   Interest bearing deposits                                    9,799         119    4.87%        7,498         127   6.81%
   Securities (1)                                             296,404       2,945    3.99%      311,901       2,729   3.52%
   Loans, Net(2)                                              394,361       6,835    6.95%      364,144       6,022   6.65%
                                                             --------------------              --------------------
                 Total earning assets                         706,061       9,940    5.65%      690,021       8,893   5.18%

   Non-earning assets                                          48,390                            44,753
                                                             --------                          --------
                    Total assets                             $754,451                          $734,774
                                                             ========                          ========
Liabilities:
   Savings accounts                                          $ 98,828    $    162    0.66%     $ 95,113    $    139   0.59%
   Money market accounts                                       40,386         237    2.35%       26,930          53   0.79%
   NOW accounts                                               118,757         297    1.00%      125,143         244   0.78%
   Time accounts                                              280,425       2,197    3.14%      277,120       1,860   2.70%
   Borrowings                                                  76,396         666    3.50%       80,469         801   4.00%
                                                             --------------------              --------------------
          Total interest bearing liabilities                  614,792       3,559    2.32%      604,775       3,097   2.06%

   Non-interest bearing deposits                               66,143                            60,106
   Other non-interest bearing liabilities                       5,319                             5,330
                                                             --------                          --------
   Total liabilities                                          686,254                           670,211
   Stockholders' equity                                        68,197                            64,563
                                                             --------                          --------
        Total liabilities and shareholder equity             $754,451                          $734,774
                                                             ========                          ========

     Net interest income                                                 $  6,381                          $  5,796
                                                                         ========                          ========

   Net interest rate spread (3)                                                      3.33%                            3.12%
                                                                                     ====                             ====

     Net earning assets                                      $ 91,269                          $ 85,246
                                                             ========                          ========

   Net interest margin (4)                                                           3.62%                            3.38%
                                                                                     ====                             ====

   Ratio of earning assets to interest bearing liabilities     114.85%                           114.10%
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

                                                                             For the Six Months Ended June 30,
                                                           -----------------------------------------------------------------
                                                                           2005                              2004
                                                           -----------------------------------------------------------------

                                                              Average    Interest               Average    Interest
                                                            Outstanding   Earned     Yield /  Outstanding   Earned   Yield /
                                                              Balance      /Paid      Rate      Balance      /Paid    Rate
                                                           -----------------------------------------------------------------
                                                                                   (Dollars in thousands)
Earning Assets:
    Federal funds sold                                        $  4,929    $     66     2.70%   $  6,865    $     33   0.97%
    Interest bearing deposits                                    9,805         236     4.85%      7,509         253   6.78%
    Securities (1)                                             302,674       6,030     4.02%    308,659       5,742   3.74%
    Loans, Net (2)                                             392,126      13,428     6.91%    361,332      11,961   6.66%
                                                              --------------------             --------------------
                   Total earning assets                        709,534      19,760     5.62%    684,365      17,989   5.29%

    Non-earning assets                                          47,721                           45,002
                                                              --------                         --------
                      Total assets                            $757,255                         $729,367
                                                              ========                         ========

Liabilities:
    Savings accounts                                          $ 98,691    $    314     0.64%   $ 94,114    $    312   0.67%
    Money market accounts                                       36,611         393     2.16%     28,975         116   0.81%
    NOW accounts                                               120,022         578     0.97%    124,958         519   0.84%
    Time accounts                                              277,850       4,275     3.10%    273,127       3,693   2.72%
    Borrowings                                                  85,582       1,508     3.55%     77,708       1,566   4.05%
                                                              --------------------             --------------------
            Total interest bearing liabilities                 618,756       7,068     2.30%    598,882       6,206   2.08%

    Non-interest bearing deposits                               66,143                           60,106
    Other non-interest bearing liabilities                       4,252                            5,285
                                                              --------                         --------
    Total liabilities                                          689,151                          664,273
    Stockholders' equity                                        68,104                           65,094
                                                              --------                         --------
        Total liabilities and shareholder equity              $757,255                         $729,367
                                                              ========                         ========

     Net interest income                                                  $ 12,692                         $ 11,783
                                                                          ========                         ========

    Net interest rate spread (3)                                                       3.32%                          3.21%
                                                                                       ====                           ====

     Net earning assets                                       $ 90,778                         $ 85,483
                                                              ========                         ========

    Net interest margin (4)                                                            3.61%                          3.46%
                                                                                       ====                           ====

    Ratio of earning assets to interest bearing liabilities     114.67%                          114.27%
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

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

                                                 -----------------------------
                                                 At June 30,   At December 31,
          Dollars in Thousands                      2005            2004
                                                 -----------------------------
Loans in Non-Accrual Status:
   Residential real estate (1)                   $      225        $      141
   Commercial real estate                             2,387             2,168
   Commercial (2)                                       626               243
   Consumer                                               4                 9
                                                 ----------------------------
        Total non-accruing loans                      3,242             2,561

Loans Contractually Past Due 90 Days
or More and Still Accruing Interest                      88               190
Troubled Debt Restructured Loans                         --                --
                                                 ----------------------------
       Total non-performing loans                     3,330             2,751
Other real estate owned                                  79                78
                                                 ----------------------------
Total non-performing assets                      $    3,409        $    2,829
                                                 ============================
Total non-performing assets as a
percentage of total assets                             0.45%             0.38%
                                                 ============================
Total non-performing loans as a
percentage of total loans                              0.82%             0.70%
                                                 ============================

(1) Includes home equity loans

(2) Includes agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

                                                             Three months ended          Six months ended
                                                                  June 30,                    June 30,
                                                           ----------------------      ----------------------
                                                             2005          2004          2005          2004
                                                           ----------------------      ----------------------
                                                           (Dollars in thousands)      (Dollars in thousands)
Balance at beginning of period                             $ 6,378       $ 5,893       $ 6,250       $ 5,757

Charge offs:
Residential real estate (1)                                     --            --            18           113
Commercial real estate                                          --            --            --            43
Commercial (2)                                                  28            --            28            48
Consumer                                                       308           117           469           237
                                                           ----------------------      ----------------------
       Total charge offs                                       336           117           515           441
                                                           ----------------------      ----------------------

Recoveries:
Residential real estate (1)                                     16             5            36            19
Commercial real estate                                          --            --            --            --
Commercial (2)                                                  19             6            28            26
Consumer                                                        51            26            89            92
                                                           ----------------------      ----------------------
        Total recoveries                                        86            37           153           137
                                                           ----------------------      ----------------------

Net charge-offs                                                250            80           362           304
Provision for loan losses                                      240           300           480           660
                                                           ----------------------      ----------------------
Balance at end of period                                   $ 6,368       $ 6,113       $ 6,368       $ 6,113
                                                           ======================      ======================

Ratio of net charge-offs during the period to average
loans outstanding during the period (annualized)              0.25%         0.09%         0.18%         0.17%
                                                           ======================      ======================

Allowance for loan losses to total loans                      1.56%         1.63%         1.56%         1.63%
                                                           ======================      ======================

Allowance for loan losses to non-performing loans              191%          340%          191%          340%
                                                           ======================      ======================

(1) Includes home equity loans

(2) Includes agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

C. Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Overview. Our financial condition changed modestly between December 31, 2004 and June 30, 2005. During the first-half of 2005, total assets increased by less than 1% in spite of acquiring two branch offices previously owned by HSBC in the first quarter. Specifically, total assets increased by 0.6% or $4.193 million, from $750.861 million at December 31, 2004 to $755.054 million at June 30, 2005. We experienced only slight growth in our total assets because the net proceeds obtained in the HSBC acquisition were primarily used to reduce short and long-term borrowings rather than acquire additional earning assets. During the fourth quarter of 2004, we borrowed $15.000 million from a large money center bank to purchase investment securities in anticipation of replacing the borrowing with deposit liabilities assumed in the HSBC transaction. Upon assuming the branch deposits from HSBC during the first quarter of 2005, we repaid the $15.000 million short-term borrowing and, in effect, substituted short-term borrowings with deposit liabilities. An additional $9.713 million in short and long-term borrowings were also repaid during the period.

Between December 31, 2004 and June 30, 2005, total loans increased by $15.868 million or 4.1% and total cash and cash equivalents by $4.897 million or 23.8%. During the same timeframe total investment securities (including trading, available-for-sale and held-to-maturity) decreased by $19.881 million or 6.4%. Approximately one-half of the increase in total loans was due to the HSBC branch acquisition. During the period we decreased total investment securities balances to fund loan growth, repay short and long-term borrowings and increase our cash and cash equivalents position for liquidity purposes.

Asset Quality. We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans (those 30 or more days delinquent, excluding loans placed on non-accrual status), the level of non-performing loans, the level of potential problem loans and the dollar amount and type of loan charge-offs we experience. Between December 31, 2004 and June 30, 2005 the credit quality of our loan portfolio declined modestly. The levels of delinquent loans, non-performing loans, potential problem loans, and net charge-offs increased between the periods.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest and troubled debt restructured loans, increased $579 thousand or 21.0%, from $2.751 million at December 31, 2004 to $3.330 million at June 30, 2005. The increase in non-performing loans was primarily due to three loans (to one borrower) with a current balance of $652 thousand being placed into non-accrual status during the first quarter.

Potential problem loans are loans, which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million. During the first-half of 2005, potential problem loans increased $1.271 million or 14.7%, from $8.662 million at December 31, 2004 to $9.933 million at June 30, 2005. The increase in potential problem loans from the period ended December 31, 2004 to the period ended June 30, 2005 was primarily due to the addition of two large commercial borrowers during the first-half of the year with combined total loan balances of $2.073 million offset by the transfer of three substandard loans (to one borrower) with a current balance of $652 thousand to non-accrual status.

At June 30, 2005, loans that were 30 or more days delinquent (excluding loans placed on non-accrual status) totaled $2.967 million or 0.73% of loans outstanding. By comparison at December 31, 2004 we had $2.267 million or 0.58% of loans outstanding in this same category, a net increase of $700 thousand between the periods. The increase in delinquent loans between December 31, 2004 and June 30, 2005 has primarily occurred in our commercial real estate loan portfolio.

Net loan charge-offs for the six-month period ended June 30, 2005, totaled $363 thousand, as compared to $304 thousand during the same quarter in 2004. An increase in consumer loan charge-offs was primarily responsible for the $59 thousand or 19.4% increase in net charge-offs between the periods.

The allowance for loan losses increased from $6.250 million at December 31, 2004 to $6.368 million at June 30, 2005. The allowance for loan losses as a percentage of total loans outstanding was fairly stable at 1.60% of loans outstanding at December 31, 2004, as compared to 1.57% at June 30, 2005. Our management and Board of Directors deemed the allowance for loan losses as adequate at June 30, 2005.

The credit quality of the investment securities portfolios remained strong during the first-half of 2005. At June 30, 2005, 99.8% of the investment securities held in the Company's bond portfolio were rated "A" or better by Moody's credit rating service; 95.1% were rated AAA. By comparison, at December 31, 2004, 99.8% were rated "A" or better and 94.1% were rated AAA.

D. Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

Overview. During the second quarter of 2005, our net income and earnings per share were $1.999 million and $0.18 respectively. This was a $148 thousand or 8.0% increase in net income and a $0.01 increase in earnings per share as compared to the second quarter of 2004. During the second quarter of 2004 we earned $1.851 million in net income and earnings per share of $0.17. Significant improvements in net interest income and non-interest income between the quarters were partially offset by significant increases in non-interest expense and income taxes. In the second quarter of 2005 versus the second quarter of 2004, net interest income and non-interest income increased by $585 thousand and $382 thousand, respectively, while non-interest expense and income taxes increased by $732 thousand and $147 thousand, respectively. Improvements in net interest income were largely driven by improved loan yields (due to higher interest rates) and volumes and increased investment securities yields due to slower prepayments on mortgage-backed securities. Every category of non-interest income increased between quarters, as did most categories of non-interest expense due to expansion activities, increased regulatory compliance costs and our core computer system conversion scheduled for the third quarter of 2005.

The increase in net income resulted in an increase in both our return on average assets and return on average stockholders' equity. More specifically, during the second quarter of 2005 our return on average assets and return on average equity were 1.06% and 11.76%, respectively, as compared to 1.01% and 11.53% during the second quarter of 2004.

Net Interest Income. Net interest income is our most significant source of revenue. During the second quarter of 2005 and second quarter of 2004, net interest income comprised 81% and 84% of net revenue (net interest income plus non-interest income), respectively. In the three-month period ended June 30, 2005, net interest income was $6.381 million. By comparison, for the three-month period ended June 30, 2004 our net interest income was $5.796 million. The $585 thousand improvement in net interest income between the periods was the result of several factors, which are explained below.

During the 12-month period preceding June 30, 2005, the Federal Open Market Committee, raised the target federal funds rate 225 basis points (nine increases of 25 basis points). These actions prompted nine corresponding 25 basis point increases in the national prime lending rate, an index to which a significant portion of our variable rate loan portfolio was tied. These interest rate increases, along with a $30.217 million or 8.3% increase in average loans outstanding, increased the interest and fees on loans from $6.022 million in the three-month period ended June 30, 2004 to $6.835 million in the three-month period ended June 30, 2005. This represents an $813 thousand or 13.5% increase between the periods.

The interest and dividends earned on investment securities also increased on a comparable quarter basis. The total interest and dividends earned on investment securities, including trading, available-for-sale and held-to-maturity securities, increased $216 thousand from $2.729 million during the second quarter of 2004 to $2.945 million during the second quarter of 2005. The increase was driven by a 47 basis point improvement in investment securities yields, offset by a $15.497 million decrease in the average volume of investment securities outstanding. During the second quarter of 2004 we recorded $795 thousand of net amortization of premiums and accretion of discounts on investments, as compared to only $269 thousand in the second quarter of 2005. During the second quarter of 2004 we experienced abnormally high levels of mortgage backed securities principal prepayments on our mortgage backed securities portfolio due to low residential mortgage rates. This required us to record significant amortization of premiums on investments. Although residential mortgage rates remained low during the second quarter of 2005, prepayment levels on our mortgage-backed securities subsided because most homeowners had already refinanced their mortgage during 2003 or 2004.

The increase in both the yield on earning assets and the volume of earning assets that drove the improvement in interest income of $1.047 million, were partially offset by higher funding costs. On a comparable quarter basis interest expense increased $462 thousand or 14.9%. As short-term interest rates increased during the last two quarters of 2004 and the first two quarters of 2005, we raised the rates of interest paid on interest-bearing deposit accounts, particularly savings, money market, NOW and time accounts. These increases were offset by a reduction in both the average volume and rate on borrowings. During the first-half of 2005 we repaid two $10.000 million borrowings bearing rates of interest of 6.52% and 6.55%. These were replaced by two $5.000 million borrowings bearing rates of interest of 3.62% and 3.85%, which, in effect, reduced the average volume and average rate paid for borrowings.

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

                                        For the Three Months Ended        For the Six Months Ended
                                                  June 30,                          June 30,
                                       -----------------------------    -----------------------------
                                                2005 vs. 2004                    2005 vs. 2004
                                       -----------------------------    -----------------------------
                                         Rate      Volume     Total       Rate      Volume     Total
                                       -----------------------------    -----------------------------
                                               (In thousands)
Earning assets:
Federal Funds Sold                     $    29    $    (3)   $    26    $    45    $   (12)   $    33
Interest Bearing Deposits                  (41)        33         (8)       (82)        65        (17)
Securities                                 359       (143)       216        401       (113)       288
Loans                                      298        515        813        422      1,045      1,467
                                       -----------------------------    -----------------------------
       Total earning assets                645        402      1,047        786        985      1,771
                                       -----------------------------    -----------------------------

Interest bearing liabilities:
Savings accounts                            18          5         23        (14)        16          2
Money market accounts                      148         37        185        239         38        277
NOW accounts                                65        (13)        52         80        (21)        59
Time accounts                              301         36        337        501         81        582
Borrowings                                 (96)       (39)      (135)      (208)       150        (58)
                                       -----------------------------    -----------------------------
  Total interest bearing liabilities       436         26        462        598        264        862
                                       -----------------------------    -----------------------------

Change in net interest income          $   209    $   376    $   585    $   188    $   721    $   909
                                       -----------------------------    -----------------------------

Net interest income was $585 thousand greater in the three-month period ended June 30, 2005 than in the three-month period ended June 30, 2004. Interest income increased $1.047 million due to both an increase in the rate and an increase in the volume of earning assets. More specifically, $645 thousand of the increase in interest income was due to the increase in the rate of earning assets, while $402 thousand of the increase in interest income was due to the increase in the volume on earning assets. Increases in both the volume and rate on loans contributed $813 thousand or 77.7% of the net increase in interest income period over period. The Federal Open Market Committee raised the target federal funds rate 225 basis points during the 12-month period preceding June 30, 2005, which drove-up the prime lending rate and our average yield on loans by 30 basis points between comparable periods. In addition, we successfully increased the average volume of loans outstanding by $30.217 million (including $7.635 million from the HSBC branch acquisition) between the periods, which contributed $515 thousand of additional interest income quarter over quarter. A 47 basis point improvement in investment securities yields contributed an additional $359 thousand of interest income between the quarters, but was partially offset by a $143 thousand decrease due to a lower average volume of investment securities.

The $1.047 million increase in interest income was offset by a $462 thousand increase in the cost of interest bearing liabilities; $436 thousand due to the increase in rate and only $26 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time accounts and interest expense on money market increased $337 thousand and $185 thousand, respectively, over the comparable periods. Between the end of the second quarter of 2004 through the end of the second quarter of 2005, we raised the interest rates paid on our certificates of deposit to remain competitive within our market. This drove-up the cost of time accounts resulting in a $301 thousand increase in interest expense due to rate. In addition, a significant portion of money market account balances were indexed to the 90-day Treasury bill rate, causing an increase in the average rate paid for money market deposits from 0.79% during the second quarter of 2004 to 2.35% during the second quarter of 2005. The rate increase resulted in an additional $148 thousand of interest expense on a comparable quarter basis.

Provision for Loan Losses. We recorded a provision for loan losses of $240 thousand for the three-month period ended June 30, 2005, as compared to $300 thousand for the three-month period ended June 30, 2004, a $60 thousand decrease. During the second-half of 2004 we lowered the provision for loan losses due to improvements in the credit quality of our loan portfolio. The credit quality of the loan portfolio remained strong at December 31, 2004 prompting us to maintain the level of the provision for loan losses at $240 thousand per quarter for the first two quarters of 2005. However, the quarter ended June 30, 2005 marked the second consecutive quarter in which our credit quality measures showed signs of modest deterioration. Specifically, delinquent loans, potential problem loans, non-performing loans and net charge-offs all worsened between December 31, 2004 and June 30, 2005. If current trends continue, we expect to increase our provision for loan losses during the third quarter of 2005.

Non-Interest Income. Non-interest income increased significantly during the second quarter of 2005, as compared to the second quarter of 2004. Non-interest income was $1.451 million during the three-month period ended June 30, 2005, as compared to $1.069 million during the three-month period ended June 30, 2004, a $382 thousand or 35.7% increase. On a comparable quarter basis, every category of non-interest income increased, including trust fees, service charges on deposit accounts, commissions income, net investment security gains, increase in the cash surrender value of bank owned life insurance, other service fees and other income.

The most significant contributing factor to the increase in non-interest income was a $169 thousand improvement in net investment securities gains (losses) between the quarters. During the second quarter of 2005, we sold $4.594 million of available-for-sale investment securities, primarily municipal securities, generating $148 thousand of net investment securities gain. This compares to $528 thousand of available-for-sale investment securities proceeds and net investment securities losses of $21 thousand in the second quarter of 2004.

Trust fees, service charges on deposit accounts, other service fees and other income increased by a total of $147 thousand between the quarters. Between the quarters we: (i) successfully increased investment services and mortgage origination revenues through increased sales promotions and programs, (ii) raised select service fees and charges on deposit accounts and other services, and (iii) increased the size of our customer base (primarily through the HSBC branch acquisition). Commission income increased $48 thousand or 38.1% between the quarters due primarily to an increase in insurance agency contingency payments and the acquisition of a small specialized insurance agency by the Bank's insurance agency subsidiary, Mang - Wilber LLC, late in the second quarter of 2004.

Non-Interest Expense. All categories of non-interest expense, except net occupancy expense of bank premises, increased between the second quarter of 2004 and the second quarter of 2005. Non-interest expense increased $732 thousand or 17.8%, from $4.113 million for the quarter ended June 30, 2004 to $4.845 million for the quarter ended June 30, 2005. Several factors contributed to the increase in non-interest expenses, namely our expansion and acquisition activities, our pending core computer system conversion, and an increase in regulatory compliance requirements related to our common stock registration with the SEC.

The increase in salaries and employee benefits expense between the second quarter of 2004 and the second quarter of 2005 was responsible for 67.6% of the net increase in non-interest expense. On a comparable quarter basis, salaries and employees benefits expense increased $495 thousand or 19.0%, from $2.603 million in the three-month period ended June 30, 2004 to $3.098 million in the three-month period ended June 30, 2005. This increase can be attributed to several factors. Between the quarters, we increased our number of employees to serve the customers acquired in the HSBC branch acquisition and to staff a loan production office opened in Syracuse, New York. We incurred more overtime wages for hourly wage employees in the second quarter of 2005 due to pending core computer system conversion and the HSBC acquisition. And finally, the cost of our benefit plans increased significantly between quarters. The expense associated with our partially self-insured health insurance plan increased $91 thousand or 50.6%, from $180 thousand during the second quarter of 2004 to $271 thousand during the second quarter of 2005 due to an increase in claims. Similarly, our defined benefit retirement plan expense increased from $119 thousand during the second quarter of 2004 to $143 thousand during the second quarter of 2005.

Computer service fee expenses increased from $124 thousand during the three-month period ended June 30, 2004 to $183 thousand during the three-month period ended June 30, 2005, a $59 thousand or 47.6% increase. During the second quarter of 2005 we incurred significant one-time data conversion and travel costs associated with our core computer system conversion. We recorded approximately $63 thousand of non-recurring expenses related to our core computer system conversion during the second quarter of 2005.

Professional fees increased $58 thousand or 80.6%, from $72 thousand during the three-month period ended June 30, 2004 to $130 thousand during the three-month period ended June 30, 2005. The increase in professional fees between comparable periods was primarily due to the recording of additional external auditor fees and consulting fees associated with our efforts to fully comply with various provisions of the Sarbanes - Oxley Act, (particularly

Section 404).

Occupancy expenses, furniture and fixture expenses and advertising and marketing expenses increased only modestly on a comparable quarter basis. In particular these expenses combined totaled $668 thousand for the three-month period ended June 30, 2004 versus $678 thousand for the three-month period ended June 30, 2005, a $10 thousand or 1.5% increase. Several components of these expenses increased or decreased modestly between the comparable quarters.

Other miscellaneous expenses increased from $646 thousand for the three-month period ended June 30, 2004 to $756 thousand for the three-month period ended June 30, 2005, a $110 thousand or 17.0% increase between the periods. Although there were various increases and decreases in many components of other miscellaneous expense, much of the increase between the periods can be attributed to the HSBC branch acquisition, the pending core computer system conversion and an increase in minority interest expense due to the improved earnings of the Bank's insurance agency subsidiary, Mang - Wilber LLC. Specifically, on a comparable quarter basis, amortization expense increased $30 thousand (due to the HSBC branch acquisition), postage and shipping, $25 thousand; office supplies, $23 thousand; minority interest expense, $19 thousand; telephone expense, $16 thousand; and travel and entertainment, $12 thousand.

Income Taxes. Income tax expense increased from $601 thousand during the three-month period ended June 30, 2004 to $748 thousand during the three-month period ended June 30, 2005, a $147 thousand increase. The increase in income tax expense was primarily due to a $295 thousand increase in pre-tax income in the three-month period ended June 30, 2005. In addition, a lesser portion of pre-tax income was generated from our tax-advantaged Real Estate Investment Trust subsidiary, Wilber REIT, Inc., in the second quarter of 2005, as compared to the second quarter of 2004, which decreased our effective tax rate.

E. Comparison of the Results of Operations for the Six Months Ended June 30, 2005 and 2004

Overview. During the first-half of 2005, net income and earnings per share were $4.169 million and $0.37 respectively. By comparison during the first-half of 2004 we earned $4.135 million in net income and earnings per share of $0.37. Although earnings were very flat period over period, a few categories of income and expense varied significantly between periods. An improvement in net interest income between the periods and a reduction in the provision for loan losses were the primary reasons net income improved slightly between the periods. Specifically, net interest income increased $909 thousand between the periods primarily due to increased average loan volume and increased rates of interest on both loans and investment securities. In addition, the provision for loan losses decreased $180 thousand between the periods. These improvements were largely offset by significant increases in non-interest expenses. Non-interest expenses increased $972 thousand or 11.5% between the periods, from $8.426 million in the first-half of 2004 to $9.398 million in the first-half of 2005. Increases in salaries and employee benefits expense, net occupancy expenses of bank premises, furniture and equipment expense and advertising and marketing expense were primarily due to expansion activities. We opened a full-service branch in Johnson City, New York in the second quarter of 2004, acquired the HSBC branches in the first quarter of 2005, and opened a representative loan production office in Syracuse, New York during the second quarter of 2005. The increase in our computer service fees between the comparable periods totaling $110 thousand was largely due to the pending conversion of the Bank's core computer operating system. The increase in professional fees totaling $29 thousand were primarily due to increased auditing, consulting and legal fees associated with the registration of the Company's common stock with the SEC, including Section 404 Sarbanes - Oxley Act compliance costs. The increase in other miscellaneous expenses totaling $146 thousand were primarily due to extra mailing, postage, office supplies and check-printing costs related to our expansion and acquisition activities; and an increase in amortization expense of intangible assets due to the HSBC branch acquisition.

The slight increase in net income between the six-month period ended June 30, 2005 and the six-month period ended June 30, 2004 resulted in modest decreases in our return on average assets and our return on average stockholders' equity. More specifically, during the first-half of 2005 our return on average assets and return on average equity were 1.11% and 12.34%, respectively, as compared to 1.14% and 12.77% during the first-half of 2004. Between the periods, the rate of growth in average total assets and average stockholders' equity outpaced the growth in net income.

Net Interest Income. Net interest income is our most significant source of revenue. During the first-half of 2005 and the first-half of 2004, net interest income comprised 82% and 80% of our net revenue (net interest income plus non-interest income), respectively. In the six-month period ended June 30, 2005, net interest income was $12.692 million. By comparison, for the six-month period ended June 30, 2004, net interest income was $11.783 million. The $909 thousand improvement in net interest income between the periods was the result of several factors, which are explained below.

Throughout the 12-month period preceding June 30, 2005 the Federal Open Market Committee raised the target federal funds rate 225 basis points (nine increases of 25 basis points). These actions prompted nine corresponding 25 basis point increases in the national prime lending rate, an index to which a significant portion of our variable rate loan portfolio was tied. These interest rate increases, along with a $31.241 million or 8.5% increase in average loans outstanding, increased the interest and fees on loans from $11.961 million in the six-month period ended June 30, 2004 to $13.428 million in the six-month period ended June 30, 2005. This represents a $1.467 million or 12.3% increase and was the primary reason interest income increased between the periods.

The interest and dividends earned on investment securities also increased on a comparable period basis. The total interest and dividends earned on investment securities, including trading, available-for-sale and held-to-maturity securities, increased $288 thousand or 5.0% from $5.742 million during the first-half of 2004 to $6.030 million during the first-half of 2005. The increase was primarily due to improved investment securities yields and the reduction of the net amortization of premiums and accretion of discounts on investment securities. Very low residential mortgage interest rates in the first-half of 2004 prompted very high rates of mortgage refinancing activity, which accelerated principal payments on our mortgage-backed investment securities reducing securities yields. Although residential mortgage rates remained low in the first-half of 2005, residential mortgage refinancing activity and prepayment rates slowed significantly.

The increase in both the yield and volume of earning assets that drove the improvement in interest income of $1.771 million, were partially offset by higher funding costs. As short-term interest rates increased during the 12-month period preceding June 30, 2005, we raised the rates of interest paid on our interest-sensitive deposit accounts, particularly money market, NOW and time accounts. These increases, coupled with modest increases in the average volume of money market and time accounts offset by a slight decrease in the rate paid on savings accounts and a decline in average NOW account balances, resulted in a $804 thousand increase in the interest expense on deposit liabilities between comparable six-month periods.

The interest expense for borrowings (both long and short-term borrowings) decreased $58 thousand or 3.8% on a comparable period basis due to decrease in the weighted average rate paid for borrowings, offset by an increase in the average volume of borrowings. During the first quarter of 2005, we repaid two $10.000 million FHLBNY advances upon their maturity, one in January 2005 and the other in March 2005. One advance carried a 6.52% fixed-rate of interest and the other a 6.55% fixed rate of interest. Upon repaying each $10.000 million maturing advance, we re-borrowed $5.000 million from the FHLBNY at a much lower rate of interest, 3.62% and 3.85% respectively. In addition, during the first quarter of 2005, we repaid a $15.000 million short-term borrowing with a large money center bank.

Rate and Volume Analysis: The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income was $909 thousand greater in the six-month period ended June 30, 2005 than in the six-month period ended June 30, 2004. Interest income increased $1.771 million due to both an increase in the rate and an increase in the volume of earning assets. More specifically, $985 thousand of the increase in interest income was due to the increase in the volume of earning assets, while $786 thousand of the increase in interest income was due to the increase in the rate on earning assets. Increases in both the volume and rate on loans contributed $1.467 million or 82.8% of the net increase in interest income period over period. The interest income on investment securities increased $288 thousand between the periods, primarily due to improved yields.

The $1.771 million increase in interest income was offset by an $862 thousand increase in the cost of interest bearing liabilities; $598 thousand due to the increase in rate and $264 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on most interest-sensitive liabilities, including time accounts and money market accounts, increased due to both an increase in volume and an increase in the rate paid to our depositors. Interest expense on time accounts and money market accounts increased $859 thousand between the periods, $582 thousand due to time accounts and $277 thousand due to money market accounts. Between the periods our competitors raised their certificate of deposit rates. This prompted us to raise our certificate of deposit rates to remain competitive and resulted in higher levels of interest expense. In addition, between the periods, the 90-day Treasury bill rate increased over 200 basis points. This rate serves as the key index for the substantial majority of our money market deposit account balances.

Provision for Loan Losses. We recorded a provision for loan losses of $480 thousand for the six-month period ended June 30, 2005, as compared to $660 thousand for the six-month period ended June 30, 2004, a $180 thousand decrease. During the second-half of 2004 we lowered the provision for loan losses due to improvements in the credit quality of our loan portfolio. The credit quality of the loan portfolio remained strong at December 31, 2004 prompting us to maintain the level of the provision for loan losses at $240 thousand per quarter for the first two quarters of 2005. However, the quarter ended June 30, 2005 marked the second consecutive quarter in which our credit quality measures showed signs of modest deterioration. Specifically, delinquent loans, potential problem loans, non-performing loans and net charge-offs all worsened between December 31, 2004 and June 30, 2005. If current trends continue, we expect to increase our provision for loan losses during the third quarter of 2005.

Non-Interest Income. Non-interest income decreased slightly between the six-month period ended June 30, 2005 and the six-month period ended June 30, 2004. Specifically, non-interest income decreased $16 thousand or less than 1.0%, from $2.881 million for the six-month period ended June 30, 2004 to $2.865 million for the six-month period ended June 30, 2005. Increases in trust fees, service charges on deposit accounts (particularly penalty fees), commissions income, other service fees and other income were offset by a minor reduction of the increase in cash surrender value of bank-owned life insurance and a significant decrease in investment securities gains. Between periods, we raised select service fees and charges and increased the size of our customer base (primarily through the HSBC branch acquisition). In addition, we successfully increased investment services and mortgage origination revenues through increased sales promotions and programs. These activities resulted in increased service fee, trust, commission and other income totaling $299 thousand. These improvements were offset by a $306 thousand decrease in investment securities gains and a $9 thousand decrease in the growth of the cash surrender value of bank-owned life insurance between the periods.

Non-Interest Expense. Every category of non-interest expense increased between the six-month period ended June 30, 2004 and the six-month period ended June 30, 2005, resulting in a substantial increase in our total non-interest expense. Specifically, non-interest expense increased $972 thousand or 11.5% between the periods, from $8.426 million for the first two quarters of 2004, as compared to $9.398 million for the first two quarters of 2005.

Approximately 64% of the total increase in non-interest expense was due to an increase in salaries and employee benefits expense. Salaries and employee benefits increased $622 thousand or 11.8% between the periods, from $5.274 million during the first-half of 2004 to $5.896 million during the first-half of 2005. Salaries and overtime, which is comprised of employee base salaries, employee commissions, employee incentives, and deferred compensation expense, increased $492 thousand or 12.1% between the periods, from $4.069 million in the first-half of 2004 to $4.561 million in the first-half of 2005. Our HSBC branch acquisition and other expansion activities contributed significantly to this increase. Benefits expense increased $182 thousand or 15.8% between the periods from $1.152 million for the six-month period ended June 30, 2004 to $1.334 million for the six-month period ended June 30, 2005. The increase in employee benefits expense was primarily driven by a $83 thousand increase in group health insurance costs, a $53 thousand increase in FICA expense and a $48 thousand increase in the cost of our defined benefit pension plan.

Computer service fee expenses increased from $204 thousand during the first-half of 2004 to $314 thousand during the first-half of 2005, a $110 thousand or 53.9% increase. During the first-half of 2005 we incurred significant one-time data conversion and other costs associated with our core computer system conversion. We recorded approximately $71 thousand of non-recurring expenses related to our core computer system conversion during the first-half of 2005.

Professional fees increased $29 thousand or 9.8%, from $297 thousand during the first-half of 2004 to $326 thousand during the first-half of 2005. During the first quarter of 2004, we incurred significant non-recurring professional fees related to the Company's SEC common stock registration and American Stock Exchange listing. Although these fees did not recur during the first-half of 2005, professional fees increased during the first six months of 2005 due to our efforts to comply with various provisions of the Sarbanes - Oxley Act.

Occupancy expenses and furniture and fixture expenses increased slightly from $1.108 million during the first-half of 2004 to $1.140 million during the first-half of 2005, a $32 thousand or 2.9% increase. The increase can be primarily attributed to our recent expansion activities, in particular, (i) the opening of a branch in Johnson City (Broome County), New York in March of 2004,
(ii) the opening of a loan production office (representative office) in Kingston (Ulster County), New York in April 2004, (iii) the acquisition and continued operation of an HSBC branch in Walton (Delaware County), New York in February 2005, and (iv) the acquisition and assimilation of the assets of an HSBC branch acquired in Sidney (Delaware County), New York in February 2005.

Advertising and marketing expenses increased from $212 thousand for the six months ended June 30, 2004 to $245 thousand for the six-months ended June 30, 2005, a $33 thousand or 15.6% increase. The increase was primarily due to our expansion activities and related marketing and public relations expenditures in new markets.

Other miscellaneous expenses increased from $1.331 million for the six-month period ended June 30, 2004 to $1.477 million for the six-month period ended June 30, 2005, a $146 thousand or 11.0% increase between the periods. Although there were various increases and decreases in several components of other miscellaneous expense, much of the increase between the periods can be attributed to expenses associated with the HSBC branch acquisition and the core computer system conversion, namely a $40 thousand increase in check printing costs, a $38 thousand increase in amortization expense, a $37 thousand increase in postage and shipping, a $27 thousand increase in travel and entertainment and a $24 thousand increase in office supplies between the periods.

Income Taxes. Income tax expense increased from $1.443 million during the six-month period ended June 30, 2004 to $1.510 million during the six-month period ended June 30, 2005, a $67 thousand or 4.6% increase. Pre-tax income increased $101 thousand between comparable periods, resulting in an increase in income taxes between comparable periods.

F. Liquidity

Liquidity describes our ability to meet financial obligations in the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. We are committed to maintaining a strong liquidity position. Accordingly, we monitor our liquidity position on a daily basis through our daily funds management process. This includes:

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

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

--------------------------------------------------------------------------------
                Liquidity Measure                   June 30,      December 31,
                                                      2005             2004
                                                 -------------------------------
Dollars in Thousands
--------------------------------------------------------------------------------
Cash and Cash Equivalents                            $25,436        $20,539
--------------------------------------------------------------------------------
Available for Sale Investment Securities at
Estimated Fair Value less Securities pledged for     $67,465        $63,472
State and Municipal Deposits and Borrowings
--------------------------------------------------------------------------------
Total Loan to Total Asset Ratio                      53.89%          52.08%
--------------------------------------------------------------------------------
FHLBNY Remaining Borrowing Capacity                  $20,038        $19,180
--------------------------------------------------------------------------------
Correspondent Bank Lines of Credit                   $10,000         $7,600
--------------------------------------------------------------------------------

In addition to the above liquidity measures, at June 30, 2005 and December 31, 2004 we had $15.247 million and $14.975 million, respectively, of cash surrender value in bank-owned life insurance portfolio. These policies could be terminated and surrendered for cash upon demand.

Between December 31, 2004 and June 30, 2005, our liquidity position improved slightly due to the acquisition of the HSBC branch offices and the corresponding reduction in borrowed funds. The net cash acquired from the acquisition of the HSBC branches during the first quarter of 2005 totaling $22.521 million was primarily used to repay borrowings. This, in turn, increased the amount of unencumbered available-for-sale investment securities between the periods. The substantial majority of unencumbered available-for-sale investment securities are highly liquid and could be sold immediately or pledged for borrowing purposes to meet our anticipated or unanticipated loan and other funding requirements. In addition, the anticipated principal repayments on existing loans and investment securities, as well as the anticipated deposit retention levels continue to provide us with an adequate amount of liquidity.

Our commitments to extend credit and stand-by letters of credit increased by $9.618 million or 14.4% between December 31, 2004 to June 30, 2005. At June 30, 2005 commitments to extend credit and stand-by letters of credit were $76.621 million, as compared to $67.003 million at December 31, 2004. This increase was due to both an increase in home equity line of credit commitments assumed during the HSBC branch acquisition and additional commercial loan commitments. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially impact our liquidity prospectively.

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

At June 30, 2005 stockholders' equity was $68.585 million, a $980 thousand or 1.5% increase over December 31, 2004 stockholders' equity of $67.605 million. The increase in stockholders' equity was primarily due to an increase in retained earnings. During the first-half of 2005 we earned $4.169 million of net income and declared and paid $2.126 million of dividends, netting a $2.043 million increase in retained earnings. The increase in retained earnings was offset by a $675 thousand change in the unrealized loss on our available-for-sale investment securities portfolio and $388 thousand of treasury stock purchases.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of "Tier 1" capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of stockholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company's allowance for loan losses. Similarly, for the Bank to be considered "well capitalized," it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at June 30, 2005 and December 31, 2004. The Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at June 30, 2005 were 12.19% and 13.44%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of June 30, 2005, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was $8.732 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

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

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, the model assumes it will take six months for a 3.00% shift to take place. This is also known as a "ramped" interest rate shock. The projected changes in net interest income are totals for the twelve-month period beginning July 1, 2005 and ending June 30, 2006 under ramped shock scenarios.

Interest Rate Sensitivity Table:

--------------------------------------------------------------------------------
      Interest Rates                   Dollars in Thousands
--------------------------------------------------------------------------------
                                                                 Projected
                                       Projected                 Change in Net
                                       Dollar      Projected     Interest Income
                         Projected     Change in   Percentage    as a Percent of
Interest                 Annualized    Net         Change in     Total
Rate             Prime   Net Interest  Interest    Net Interest  Stockholders'
Shock (1)        Rate    Income        Income      Income        Equity
--------------------------------------------------------------------------------
         3.00%   8.75%       $26,659        $576      2.21%            0.84%
--------------------------------------------------------------------------------
         2.00%   6.75%       $25,861     ($222)      -0.85%           -0.32%
--------------------------------------------------------------------------------
         1.00%   6.75%       $25,901     ($182)      -0.70%           -0.27%
--------------------------------------------------------------------------------
No change        5.75%       $26,083        --          --               --
--------------------------------------------------------------------------------
        -1.00%   4.75%       $25,511     ($572)      -2.19%           -0.83%
--------------------------------------------------------------------------------
        -2.00%   3.75%       $24,249   ($1,834)      -7.03%           -2.67%
--------------------------------------------------------------------------------
        -3.00%   2.75%       $23,734   ($2,349)      -9.01%           -3.42%
--------------------------------------------------------------------------------

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions were approved by the Bank's ALCO and were based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decrease by $222 thousand or -0.85% of total stockholders' equity in a +2.00% ramped interest rate shock. Similarly, we project that net interest income would decrease by $1.834 million or -2.67% of total stockholders' equity in a -2.00% ramped interest rate shock. These are well within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.00% of the Company's total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But, generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to counter-balance interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 23% of our total assets were invested in adjustable rate loans and investments at June 30, 2005.

ITEM 4: Controls and Procedures
------

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                           PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
------

The Company is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

On an ongoing basis, the Bank also becomes subject to various legal claims from time to time, which arise in the normal course of business. The various pending legal claims against the Bank will not, in the opinion of management based upon consultation with counsel, result in any material liability to the Company and will not materially affect our financial position, results of operations or cash flow.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
------

A. Changes in the Rights of Holders of Our Registered Securities

At our Annual Meeting of Shareholders held on April 23, 2005, a Restated Certificate of Incorporation was approved, which materially modified the rights of the holders of our common stock. Specifically, the shareholders adopted a Restated Certificate of Incorporation for the Company, which:

      1.    Restated  the  Company's  purpose,   eliminated  obsolete  statutory
            references and added mandatory statutory references, and designated the New York Secretary of State as agent for service of process;

      2. Provides for a classified Board of Directors having staggered three-year terms of office for each directorship;

      3.    Eliminates  cumulative  voting  in the  election  of  the  Company's
            Directors;

      4. Requires a supermajority vote of the outstanding common stock to approve a merger of the Company and other extraordinary transactions involving the Company; and

      5. Permits the Board of Directors, in its discretion, to consider a number of factors when evaluating an offer to acquire securities of the Company and take defensive measures in connection with unwelcome acquisition offers.

A full description of each of the above amendments and reasons for the amendments were provided in the Company's April 23, 2005 Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2005, a copy of which can be found on our website, www.wilberbank.com.

B. Issuances or Modifications of Other Classes of Securities

During the three-month period ended June 30, 2005, we did not issue any class of security that could materially limit or qualify the rights of the holders of our common stock.

C. Sale of Unregistered Securities

During the three-month period ended June 30, 2005, we did not sell any of our registered securities or new securities not registered under the Securities Act.

D. Stock Repurchases

On August 27, 2004 we announced that our Board of Directors approved a stock repurchase program, which authorizes the purchase, at the discretion of management, of up to $1.5 million of the Company's common stock. All shares repurchased under the repurchase program will be made in the open market or through private transactions and will be limited to one transaction per week, and shall be conducted exclusively through Merrill Lynch, a registered broker-dealer. All such purchases shall be effected in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, and the rules of the American Stock Exchange. The following table summarizes the shares repurchased by us under this repurchase program during the three-month period ended June 30, 2005:

Share Repurchases:

                                                                      Remaining
                          Total Number  Average Price                   Share
                           of Shares      Paid per     Total Cost     Repurchase
          Period           Purchased       Share          (1)         Authority
--------------------------------------------------------------------------------
April 1 - April 30, 2005           0       $   --       $     --     $1,114,695
May 1 - May 31, 2005          15,000       $12.20        182,950        931,745
June 1 - June 30, 2005             0       $   --             --     $  931,745
                                               --
                           -----------------------------------------------------
Totals                        15,000       $12.20       $182,950

(1) Excludes brokerage commissions paid by the Company.

All shares purchased by the Company in the three-month period ended June 30, 2005 were purchased under the publicly announced program.

On July 22, 2005, the Board of Directors revised the Company's stock repurchase plan. Under the revised plan, management's share repurchase authority was renewed, in effect increasing management's authority from $932 thousand back to $1.5 million. In addition, under the revised plan, private purchases may be transacted directly with the seller and need not be transacted through Merrill Lynch. Each private transaction is individually subject to the approval of the Board of Directors of the Company.

ITEM 3: Defaults Upon Senior Securities
------

The Company did not default on any senior securities during the three-month period ended June 30, 2005.

ITEM 4: Submission of Matters to a Vote of Security Holders
------

On April 23, 2005 the Company held its Annual Meeting of Shareholders. On the record date for the Annual Meeting of Shareholders, March 11, 2005, 11,178,092 shares of the Company's common stock, par value $.01 per share, were issued and outstanding and eligible to be voted. At the meeting four proposals were voted upon, all of which were approved by the Shareholders. A total of 8,887,034 shares were voted at the meeting. A summary of each proposal and the voting results are provided below:

Annual Meeting of Shareholders Voting Results:

-----------------------------------------------------------------------------------------
                                                                 Withheld /
             Description of Matter                    For         Against    Abstentions
-----------------------------------------------------------------------------------------
1. To fix the number of directors of the           8,842,797       15,040         29,197
Company at twelve (12)
-----------------------------------------------------------------------------------------
2. To elect the following twelve (12) nominees to the
Company's Board of Directors
  Brian R. Wright (1)                              8,887,225       12,116              0
  David F. Wilber, III (1)                         9,444,325        6,216              0
  James F. VanDeusen (1)                          13,052,425       10,916              0
  Philip J. Devine                                 8,260,925       33,064              0
  Alfred S. Whittet                                8,257,225        6,316              0
  Douglas C. Gulotty                               8,255,525        7,816              0
  Geoffrey A. Smith                                8,257,125        6,216              0
  James L. Seward                                  8,291,925        7,416              0
  Joseph P. Mirabito                               8,256,125        7,216              0
  Richard E. Keene                                 8,255,525        7,816              0
  Olon T. Archer                                   8,281,125        6,216              0
  Mary C. Albrecht                                 8,254,525        8,816              0
-----------------------------------------------------------------------------------------
3. To approve certain amendments to, and
restatement of, the Company's Certificate of       7,598,601      112,005        117,279
Incorporation
-----------------------------------------------------------------------------------------
4. To ratify the appointment of KPMG LLP, as
our independent auditors for the fiscal year       8,780,580        8,462         97,992
ending December 31, 2005
-----------------------------------------------------------------------------------------

(1) Includes votes cast using cumulative voting rights.

ITEM 5: Other Information
------

None.

ITEM 6:  Exhibits
------

(a) See Exhibit Index to this Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By: /s/ Alfred S. Whittet                   Dated:   August 4, 2005
   ---------------------------------              -------------------

Alfred S. Whittet
Vice Chairman, President and Chief Executive Officer

By: /s/ Joseph E. Sutaris                   Dated:   August 4, 2005
   ---------------------------------              -------------------

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