Form 10-Q
period 2005-09-30
Wilber CORP
filed 2005-11-09
CIK 709942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                       OR

            |_| TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

                  For the Transition Period from ___________ to

                        Commission File Number: 001-31896

                             THE WILBER CORPORATION
                             ----------------------
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

YES |_|       NO |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_|       NO |X|

As of November 8, 2005, there were issued and outstanding 11,163,092 shares of the Registrant's Common Stock.

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

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations

         A. General
         B. Financial Condition and Performance Overview
         C. Comparison of Financial Condition at September 30, 2005 and December 31, 2004
         D. Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004
         E. Comparison of Results of Operations for the Nine
            Months Ended September 30, 2005 and 2004
         F. Liquidity
         G. Capital Resources and Dividends

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

ITEM 1: Financial Statements (Unaudited)
------

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

                                                                      September 30,      December 31,
dollars in thousands except share and per share data                      2005               2004
-----------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                $    13,452       $    10,440
Time Deposits with Other Banks                                               8,299            10,099
Federal Funds Sold                                                           5,100                --
                                                                       -----------       -----------
   Total Cash and Cash Equivalents                                          26,851            20,539
Securities
   Trading, at Fair Value                                                    1,530             1,504
   Available-for-Sale, at Fair Value                                       242,214           249,415
    Held-to-Maturity, Fair Value of $53,146 at September 30, 2005
        and $59,324 at December 31, 2004                                    53,982            59,463
Loans                                                                      398,387           391,043
   Allowance for Loan Losses                                                (6,597)           (6,250)
                                                                       -----------       -----------
   Loans, Net                                                              391,790           384,793
                                                                       -----------       -----------
Premises and Equipment, Net                                                  6,364             5,860
Bank Owned Life Insurance                                                   15,388            14,975
Goodwill                                                                     4,518             2,682
Intangible Assets, Net                                                         743               377
Other Assets                                                                13,493            11,253
                                                                       -----------       -----------
   Total Assets                                                        $   756,873       $   750,861
                                                                       ===========       ===========

Liabilities and Stockholders' Equity
Deposits:
   Demand                                                              $    72,119       $    63,746
   Savings, NOW and Money Market Deposit Accounts                          251,614           241,151
   Certificates of Deposit (Over $100M)                                     62,682            76,346
   Certificates of Deposit (Under $100M)                                   181,664           165,194
   Other Time Deposits                                                      27,008            25,492
                                                                       -----------       -----------
   Total Deposits                                                          595,087           571,929
                                                                       -----------       -----------
Short-Term Borrowings                                                       28,687            37,559
Long-Term Borrowings                                                        57,051            65,379
Other Liabilities                                                            7,789             8,389
                                                                       -----------       -----------
   Total Liabilities                                                       688,614           683,256
                                                                       -----------       -----------

Stockholders' Equity:
   Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
     and 13,961,664 Shares Issued at September 30, 2005,
     and December 31, 2004                                                     140               140
   Additional Paid in Capital                                                4,224             4,224
   Retained Earnings                                                        86,367            83,402
   Accumulated Other Comprehensive (Loss) Income                            (1,527)              396
   Treasury Stock at Cost, 2,798,572 Shares at September 30, 2005
     and 2,767,072 Shares at December 31, 2004                             (20,945)          (20,557)
                                                                       -----------       -----------
   Total Stockholders' Equity                                               68,259            67,605
                                                                       -----------       -----------
   Total Liabilities and Stockholders' Equity                          $   756,873       $   750,861
                                                                       ===========       ===========

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Income (Unaudited)

                                                                         Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
dollars in thousands except share and per share data                     2005             2004             2005            2004
-----------------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
Interest and Fees on Loans                                          $      7,002     $      6,197     $     20,430     $     18,158
Interest and Dividends on Securities:
    U.S. Government and Agency Obligations                                 2,216            2,141            6,805            6,308
    State and Municipal Obligations                                          625              658            1,966            1,946
    Other                                                                     54               92              154              379
Interest on Federal Funds Sold and Time Deposits                             253              155              555              441
                                                                    ------------     ------------     ------------     ------------
    Total Interest and Dividend Income                                    10,150            9,243           29,910           27,232
                                                                    ------------     ------------     ------------     ------------

Interest Expense
Interest on Deposits:
    Savings, NOW and Money Market Deposit Accounts                           751              473            2,036            1,420
    Certificates of Deposit (Over $100M)                                     593              552            1,775            1,646
    Certificates of Deposit (Under $100M)                                  1,488            1,200            4,207            3,541
    Other Time                                                               193              131              567              389
Interest on Short-Term Borrowings                                            169               25              433               79
Interest on Long-Term Borrowings                                             541              791            1,785            2,303
                                                                    ------------     ------------     ------------     ------------
    Total Interest Expense                                                 3,735            3,172           10,803            9,378
                                                                    ------------     ------------     ------------     ------------
Net Interest Income                                                        6,415            6,071           19,107           17,854
Provisions for Loan Losses                                                   300              300              780              960
                                                                    ------------     ------------     ------------     ------------
Net Interest Income After Provision for Loan Losses                        6,115            5,771           18,327           16,894
                                                                    ------------     ------------     ------------     ------------

Non Interest Income
Trust Fees                                                                   404              337            1,095              978
Service Charges on Deposit Accounts                                          380              413            1,196            1,134
Commissions Income                                                            90              147              402              433
Investment Security Gains, Net                                                71              223              463              921
Increase in Cash Surrender Value of Bank Owned Life Insurance                141              145              413              426
Other Service Fees                                                           135               66              355              190
Other Income                                                                 158              151              320              281
                                                                    ------------     ------------     ------------     ------------
    Total Non Interest Income                                              1,379            1,482            4,244            4,363
                                                                    ------------     ------------     ------------     ------------

Non Interest Expense
Salaries and Employee Benefits                                             3,109            2,642            9,005            7,916
Net Occupancy Expense of Bank Premises                                       377              358            1,156            1,110
Furniture and Equipment Expense                                              191              196              552              552
Computer Service Fees                                                        160              260              474              464
Advertising and Marketing                                                    120              140              365              352
Professional Fees                                                            185               65              511              362
Other Miscellaneous Expenses                                                 670              668            2,147            1,999
                                                                    ------------     ------------     ------------     ------------
    Total Non Interest Expense                                             4,812            4,329           14,210           12,755
                                                                    ------------     ------------     ------------     ------------
Income Before Taxes                                                        2,682            2,924            8,361            8,502
Income Taxes                                                                (700)            (760)          (2,210)          (2,203)
                                                                    ------------     ------------     ------------     ------------
Net Income                                                          $      1,982     $      2,164     $      6,151     $      6,299
                                                                    ============     ============     ============     ============

Weighted Average Shares Outstanding                                   11,163,092       11,208,037       11,173,409       11,208,937
Basic Earnings Per Share                                            $       0.18     $       0.19     $       0.55     $       0.56

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Unaudited)


                                                                                            Accumulated
                                                                 Additional                    Other
                                                     Common       Paid in      Retained    Comprehensive   Treasury
dollars in thousands except share and per share      Stock        Capital      Earnings    Income (Loss)     Stock         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                       $     140     $   4,224     $  79,043     $   1,272     $ (20,375)    $  64,304
Comprehensive Income:
  Net Income                                              --            --         6,299            --            --         6,299
  Change in Net Unrealized Gain (Loss)
    on Securities, Net of Taxes                           --            --            --            16            --            16
                                                                                                                         ---------
Total Comprehensive Income                                                                                                   6,315
                                                                                                                         ---------
Cash Dividends ($.285 per share)                          --            --        (3,195)           --            --        (3,195)
Purchase of Treasury Stock (4,300 shares)                                                                        (52)          (52)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Balance at September 30, 2004                      $     140     $   4,224     $  82,147     $   1,288     $ (20,427)    $  67,372
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Balance at December 31, 2004                       $     140     $   4,224     $  83,402     $     396     $ (20,557)    $  67,605
Comprehensive Income:
  Net Income                                              --            --         6,151            --            --         6,151
  Change in Net Unrealized Gain (Loss)
    on Securities, Net of Taxes                           --            --            --        (1,923)           --        (1,923)
                                                                                                                         ---------
Total Comprehensive Loss                                                                                                     4,228
                                                                                                                         ---------
Cash Dividends ($.285 per share)                          --            --        (3,186)           --            --        (3,186)
Purchase of Treasury Stock (31,500 shares)                                                                      (388)         (388)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Balance at September 30, 2005                      $     140     $   4,224     $  86,367     $  (1,527)    $ (20,945)    $  68,259
                                                   ---------     ---------     ---------     ---------     ---------     ---------

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
dollars in thousands                                                               2005             2004
-----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                                   $     6,151      $     6,299
  Adjustments to Reconcile Net Income to Net Cash
  Used by Operating Activities:
    Provision for Loan Losses                                                          780              960
    Depreciation and Amortization                                                      829              747
    Net Amortization of Premiums and Accretion of Discounts on Investments             799            1,830
    Available-for-Sale Investment Security Gains, net                                 (369)            (875)
    Other Real Estate Losses                                                            --               21
    Increase in Cash Surrender Value of Bank Owned Life Insurance                     (413)            (426)
    Net Decrease (Increase) in Trading Securities                                       68             (309)
    Net Gains on Trading Securities                                                    (94)             (46)
    Increase in Other Assets                                                        (1,037)             (21)
    Decrease in Other Liabilities                                                     (658)            (631)
                                                                               -----------      -----------
    Net Cash Provided by Operating Activities                                        6,056            7,549
                                                                               -----------      -----------

Cash Flows from Investing Activities:
  Net Cash Acquired from Acquisition of a Branch                                    22,521               --
  Proceeds from Maturities of Held-to-Maturity Investment Securities                 7,152           17,491
  Purchases of Held-to-Maturity Investment Securities                               (1,749)         (35,286)
  Proceeds from Maturities of Available-for-Sale Investment Securities              51,254          122,609
  Proceeds from Sales of Available-for-Sale Investment Securities                    9,945           12,986
  Purchases of Available-for-Sale Investment Securities                            (57,500)        (107,469)
  Net Increase in Loans                                                               (142)         (20,935)
  Proceeds from Sale of Loans                                                           --              294
  Purchase of Premises and Equipment, Net of Disposals                                (642)            (826)
  Proceeds from Sale of Other Real Estate                                               --               58
                                                                               -----------      -----------
    Net Cash Provided by (Used by) Investing Activities                             30,839          (11,078)
                                                                               -----------      -----------

Cash Flows from Financing Activities:
  Net Decrease in Demand Deposits, Savings, NOW,
    Money Market and Other Time Deposits                                              (454)          (5,439)
  Net (Decrease) Increase in Certificates of Deposit                                (9,355)           3,534
  Net Decrease in Short-Term Borrowings                                             (8,872)          (3,997)
  Increase in Long-Term Borrowings                                                  16,900           15,000
  Repayment of Long-Term Borrowings                                                (25,228)          (2,634)
  Purchase of Treasury Stock                                                          (388)             (52)
  Cash Dividends Paid                                                               (3,186)          (3,195)
                                                                               -----------      -----------
    Net Cash (Used by) Provided by Financing Activities                            (30,583)           3,217
                                                                               -----------      -----------
      Net Increase (Decrease) in Cash and Cash Equivalents                           6,312             (312)
Cash and Cash Equivalents at Beginning of Period                                    20,539           19,890
                                                                               -----------      -----------
  Cash and Cash Equivalents at End of Period                                   $    26,851      $    19,578
                                                                               ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid during Period for:
    Interest                                                                   $    10,834      $     9,383
    Income Taxes                                                               $     3,085      $     2,874
  Non Cash Investing Activities:
    Change in Unrealized (Loss) Gain on Securities                             $    (3,150)     $        25
    Transfer of Loans to Other Real Estate                                     $        --      $        94
  Fair Value of Tangible Assets Acquired                                       $     8,119      $        --
  Fair Value of Liabilities Assumed                                            $    32,967      $        --

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

The data in the consolidated balance sheet for December 31, 2004 was derived from the Company's 2004 Annual Report on Form 10-K. The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2004 and 2003, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of stockholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2004. That data, along with the interim unaudited financial information presented in the consolidated statements of condition as of September 30, 2005 and the statements of income for the three-month and nine-month periods ending September 30, 2005, the statements of changes in stockholders' equity and comprehensive income and cash flows for the nine months ended September 30, 2005 and 2004, should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto.

Amounts in prior period consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

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

Note 3. Guarantees

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

The estimated fair value of the Company's stand-by letters of credit was $11 thousand and $22 thousand at September 30, 2005 and December 31, 2004 respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company's stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

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

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30, 2004 and 2003 measurement date, respectively, are:

                                           Three Months Ended              Nine Months Ended
                                              September 30,                  September 30,
dollars in thousands                        2005          2004            2005           2004
------------------------------------------------------------------     ------------------------
      Service Cost                       $     171      $     161      $     510      $     484
      Interest Cost                            231            210            693            630
      Expected Return on Plan Assets          (312)          (286)          (933)          (857)
      Net Amortization                          54             50            159            150
                                         ---------      ---------      ---------      ---------
                                         $     144      $     135      $     429      $     407
                                         =========      =========      =========      =========

Note 5. Other Comprehensive (Loss) Income

The following is a summary of changes in other comprehensive income for the periods presented:

                                                                              Three Months Ended            Nine Months Ended
                                                                                 September 30,                 September 30,
dollars in thousands                                                          2005           2004           2005          2004
---------------------------------------------------------------------------------------------------------------------------------
Unrealized Holding (Losses) Gains Arising During the Period Net of Tax
  (Pre-tax Amount of ($2,045), $4,778, ($2,781) and $900)                  $  (1,247)     $   2,917      $  (1,700)     $     550
Reclassification Adjustment for (Gains) Realized in Net Income
  During the Period, Net of Tax (Pre-tax Amount of ($1), ($224),
  ($369) and ($875))                                                              (1)          (136)          (223)          (534)
                                                                           ---------      ---------      ---------      ---------
Other Comprehensive (Loss) Income, Net of Tax of ($796), $1,773
  ($1,227) and $9                                                          $  (1,248)     $   2,781      $  (1,923)     $      16
                                                                           ---------      ---------      ---------      ---------

Note 6. Goodwill and Intangible Assets

In February 2005 the Company acquired two branches, which were accounted for as a business combination in accordance with Statement on Accounting Standard
(SFAS) No. 141, "Business Combinations".

The following is a summary of the transaction and the related assets acquired and liabilities assumed:

dollars in thousands
--------------------------------------------------------------------------------
Deposits Assumed                                                       $  32,967
  Less Tangible Assets Acquired:
       Loans                                                               7,635
       Property Plant and Equipment                                          440
       Other Assets                                                           44
  Less Goodwill                                                            1,835
  Less Core Deposit Intangible                                               492
                                                                       ---------
          Net Cash Acquired from Acquisition                           $  22,521
                                                                       =========

Note 7. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." It also changes the requirements for the accounting for and reporting of change in an accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of and accounting change on one or more individual prior periods presented. The effective date of this statement is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, this statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact on future financial statements if there are future voluntary accounting changes and / or correction of errors.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

A. General

The objectives of this quarterly report are to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at September 30, 2005, as compared to December 31, 2004; (ii) a comparison of our results of operations for the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004; and (iii) a comparison on our results of operations for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004.

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

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management's September 30, 2005 evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While we have concluded that the September 30, 2005 evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

B. Financial Condition and Performance Overview

During the nine-month period ended September 30, 2005, our overall financial condition changed modestly. Specifically, our total assets increased by 0.8% or $6.012 million, from $750.861 million at December 31, 2004 to $756.873 million at September 30, 2005. The slight net increase in total assets was substantially caused by the acquisition of two branch offices during the first quarter. More specifically, on February 4, 2005, we assumed $32.967 million of deposit liabilities and acquired $7.635 million of loans from HSBC Bank USA, National Association ("HSBC") for their Walton, New York and Sidney, New York offices. As a result of the acquisition, we recorded $2.327 million of intangible assets, consisting of $1.835 million of goodwill and $492 thousand of core deposit intangible. We also acquired the Walton office building for $425 thousand from HSBC. Due to our already existing presence in Sidney, New York, HSBC closed its Sidney office simultaneously with our acquisition.

The net proceeds obtained from the HSBC branch acquisition totaling $22.521 million were primarily used to reduce short-term and long-term borrowings during the first quarter. Between December 31, 2004 and September 30, 2005 total deposits increased $23.158 million from $571.929 million to $595.087 million, while total borrowings (both short-term and long-term) decreased $17.200 million, from $102.938 million at December 31, 2004 to $85.738 million at September 30, 2005.

Total loans increased $7.344 million or 1.9% between December 31, 2004 and September 30, 2005. Total loans outstanding were $391.043 million at December 31, 2004, as compared to $398.387 million at September 30, 2005. Due to the general lack of economic growth in our primary markets, the net growth in loans between the periods was primarily due to the HSBC branch acquisition.

The overall credit quality of the loan portfolio deteriorated since the end of 2004. Total non-performing loans and delinquent loans that were 30 or more days past due (excluding loans placed on non-accrual status) increased between December 31, 2004 and September 30, 2005. Conversely, the potential problem loans, which are loans that are performing, but where information about possible credit problems exists, decreased slightly between the periods. Similarly, the allowance for loan losses increased between periods from $6.250 million or 1.60% of total loans at December 31, 2004 to $6.597 million or 1.66% of total loans at September 30, 2005.

Net income for the third quarter of 2005 was $1.982 million, as compared to $2.164 million for the third quarter of 2004, a $182 thousand or 8.4% decrease. A significant improvement in net interest income between the comparable quarters was offset by a significant increase in non-interest expense. Specifically, net interest income increased by $344 thousand between the quarters, while non-interest expense increased by $483 thousand. Net interest income improved due to a significant increase in the prime lending rate, an index to which a significant portion of our loan portfolio was tied, as well as, an increase in earning assets. The increase in non interest expense was primarily caused by significant increases in (i) salaries and benefits expense due to our expansion and acquisition activities, increases in health insurance costs, overtime wages paid due to our core computer system conversion, general wage increases, and new incentive plans, and (ii) professional fees due to our Sarbanes - Oxley Act compliance efforts.

Our net income and earnings per share decreased slightly for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004. Earnings per share and net income for the nine-month period ended September 30, 2005 were $0.55 and $6.151, million respectively, as compared to $0.56 and $6.299 million for the nine-month period ended September 30, 2004, respectively. Similar to the comparable three-month period ended September 30, 2005, a significant improvement in net interest income was offset by a significant increase in non-interest expense. Net interest income increased by $1.253 million between comparable nine-month periods, while non-interest expense increased by $1.455 million. Additional costs related to our expansion and acquisition activities, computer system upgrades and software licensing costs, and professional fees due to our Sarbanes - Oxley Act compliance efforts have caused a significant increase in non-interest expense.

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

                                                                               For the Three Months Ended September 30,
                                                           -------------------------------------------------------------------------
                                                                            2005                                   2004
                                                           -------------------------------------------------------------------------
                                                             Average      Interest                 Average      Interest
                                                           Outstanding     Earned                Outstanding     Earned      Yield /
                                                             Balance       /Paid   Yield / Rate    Balance       /Paid        Rate
                                                           -------------------------------------------------------------------------
                                                                                      (Dollars in thousands)
Earning Assets:
   Federal funds sold                                       $ 15,311      $    132      3.42%     $  7,462      $     28      1.49%
   Interest bearing deposits                                   9,766           121      4.92%        7,520           127      6.72%
   Securities(1)                                             291,091         2,895      3.95%      302,601         2,891      3.80%
   Loans, Net(2)                                             391,676         7,002      7.09%      371,007         6,197      6.64%
                                                            ----------------------                ----------------------
              Total earning assets                           707,844        10,150      5.69%      688,590         9,243      5.34%
   Non-earning assets                                         48,991                                44,875
                                                            --------                              --------
                 Total assets                               $756,835                              $733,465
                                                            ========                              ========
Liabilities:
   Savings accounts                                         $ 99,622      $    169      0.67%     $ 97,239      $    146      0.60%
   Money market accounts                                      44,428           307      2.74%       26,959            86      1.27%
   NOW accounts                                              109,962           275      0.99%      120,582           241      0.80%
   Time accounts                                             275,676         2,275      3.27%      272,675         1,883      2.75%
   Borrowings                                                 80,700           709      3.49%       80,291           816      4.04%
                                                            ----------------------                ----------------------
           Total interest bearing liabilities                610,388         3,735      2.43%      597,746         3,172      2.11%

   Non-interest bearing deposits                              73,060                                64,408
   Other non-interest bearing liabilities                      5,239                                 6,910
                                                            --------                              --------
   Total liabilities                                         688,687                               669,064
   Stockholders' equity                                       68,148                                64,401
                                                            --------                              --------
        Total liabilities and stockholders' equity          $756,835                              $733,465
                                                            ========                              ========
   Net interest income                                                    $  6,415                              $  6,071
                                                                          ========                              ========

   Net interest rate spread (3)                                                         3.26%                                 3.23%
                                                                                        ====                                  ====

   Net earning assets                                       $ 97,456                             $  90,844
                                                            ========                             =========

   Net interest margin (4)                                                              3.60%                                 3.51%
                                                                                        ====                                  ====

Ratio of earning assets to interest bearing liabilities       115.97%                               115.20%
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

                                                                            For the Nine Months Ended September 30,
                                                         -------------------------------------------------------------------------
                                                                            2005                                  2004
                                                         -------------------------------------------------------------------------
                                                           Average        Interest                Average       Interest
                                                         Outstanding       Earned      Yield /  Outstanding      Earned    Yield /
                                                           Balance         /Paid        Rate      Balance        /Paid       Rate
                                                         -------------------------------------------------------------------------
                                                                                        (Dollars in thousands)
Earning Assets:
  Federal funds sold                                       $  8,428      $    199       3.16%     $  7,065      $     61     1.15%
  Interest bearing deposits                                   9,792           356       4.86%        7,513           380     6.76%
  Securities(1)                                             298,770         8,925       3.99%      306,626         8,633     3.76%
  Loans, Net(2)                                             391,975        20,430       6.97%      364,580        18,158     6.65%
                                                           ----------------------                 ----------------------
            Total earning assets                            708,965        29,910       5.64%      685,784        27,232     5.30%

  Non-earning assets                                         48,149                                 44,959
                                                           --------                               --------
                Total assets                               $757,114                               $730,743
                                                           ========                               ========

Liabilities:
  Savings accounts                                         $ 99,005      $    482       0.65%     $ 95,163      $    457     0.64%
  Money market accounts                                      39,245           700       2.38%       28,298           202     0.95%
  NOW accounts                                              116,632           854       0.98%      123,489           761     0.82%
  Time accounts                                             277,117         6,550       3.16%      272,976         5,576     2.73%
  Borrowings                                                 83,936         2,217       3.53%       78,576         2,382     4.05%
                                                           ----------------------                 ----------------------
          Total interest bearing liabilities                615,935        10,803       2.34%      598,502         9,378     2.09%
  Non-interest bearing deposits                              67,010                                 60,723
  Other non-interest bearing liabilities                      6,050                                  6,321
                                                           --------                               --------
  Total liabilities                                         688,995                                665,546
  Stockholders' equity                                       68,119                                 65,197
                                                           --------                               --------
      Total liabilities and stockholders' equity           $757,114                               $730,743
                                                           ========                               ========

  Net interest income                                                    $ 19,107                                $17,854
                                                                         ========                                =======

  Net interest rate spread(3)                                                           3.30%                                3.21%
                                                                                        ====                                 ====
  Net earning assets                                       $ 93,030                               $ 87,282
                                                           ========                               ========

  Net interest margin(4)                                                                3.60%                                3.48%
                                                                                        ====                                 ====

Ratio of earning assets to interest bearing liabilities      115.10%                                114.58%
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

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

                                                  ----------------------------------
                                                  At September 30,   At December 31,
              Dollars in Thousands                      2005              2004
                                                  ----------------------------------
      Loans in Non-Accrual Status:
         Residential real estate(1)               $        297         $     141
         Commercial real estate                          2,527             2,168
         Commercial(2)                                     555               243
         Consumer                                            3                 9
                                                  ----------------------------------
            Total non-accruing loans                     3,382             2,561
      Loans Contractually Past Due 90 Days or
      More and Still Accruing Interest                     276               190
      Troubled Debt Restructured Loans                     871                --
                                                  ----------------------------------
            Total non-performing loans                   4,529             2,751
      Other real estate owned                               79                78
                                                  ----------------------------------
      Total non-performing assets                 $      4,608         $   2,829
                                                  ==================================
      Total non-performing assets as a
      percentage of total assets                          0.61%             0.38%
                                                  ==================================
      Total non-performing loans as a
      percentage of total loans                           1.14%             0.70%
                                                  ==================================

      (1) Includes home equity loans

      (2) Includes agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

                                                                  Three months ended              Nine months ended
                                                                      September 30,                 September 30,
                                                                ------------------------      ------------------------
                                                                   2005           2004           2005           2004
                                                                ------------------------      ------------------------
                                                                 (Dollars in thousands)        (Dollars in thousands)
      Balance at beginning of period                            $   6,368      $   6,113      $   6,250      $   5,757

      Residential real estate (1)                                      --             20             18            133
      Commercial real estate                                           --             --             --             43
      Commercial (2)                                                   --             64             28            111
      Consumer                                                        128            153            597            390
                                                                ------------------------      ------------------------
        Total charge offs                                             128            237            643            677
                                                                ------------------------      ------------------------

      Recoveries:
      Residential real estate (1)                                       2              1             38             20
      Commercial real estate                                           --             --             --             --
      Commercial (2)                                                    1              5             29             31
      Consumer                                                         54             36            143            127
                                                                ------------------------      ------------------------
        Total recoveries                                               57             42            210            178
                                                                ------------------------      ------------------------

      Net charge-offs                                                  71            195            433            499
      Provision for loan losses                                       300            300            780            960
                                                                ------------------------      ------------------------
      Balance at end of period                                  $   6,597      $   6,218      $   6,597      $   6,218
                                                                ========================      ========================

      Ratio of net charge-offs during the period to average
      loans outstanding during the period (annualized)               0.07%          0.21%          0.15%          0.18%
                                                                ========================      ========================

      Allowance for loan losses to total loans                       1.66%          1.63%          1.66%          1.63%
                                                                ========================      ========================

      Allowance for loan losses to non-performing loans               146%           448%           146%           448%
                                                                ========================      ========================

      (1) Includes home equity loans

      (2) Includes agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

C. Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Overview. Our financial condition changed modestly between December 31, 2004 and September 30, 2005. During the first three quarters of 2005, total assets increased by less than 1% in spite of acquiring two branch offices in the first quarter. Specifically, total assets increased by $6.012 million or 0.8%, from $750.861 million at December 31, 2004 to $756.873 million at September 30, 2005. We experienced only slight growth in our total assets because the net proceeds obtained in the HSBC branch acquisition were primarily used to reduce short and long-term borrowings rather than acquire additional earning assets. During the fourth quarter of 2004, we borrowed $15.000 million from a large money center bank to purchase investment securities in anticipation of replacing the borrowing with deposit liabilities assumed in the HSBC transaction. Upon assuming the branch deposits from HSBC during the first quarter of 2005, we repaid the $15.000 million short-term borrowing and, in effect, substituted deposit liabilities for short-term borrowings.

Between December 31, 2004 and September 30, 2005 the composition of our assets changed slightly. Total investment securities (including trading, available-for-sale and held-to-maturity) decreased by $12.656 million or 4.1%, while total cash and cash equivalents increased by $6.312 million or 30.7%. Total loans increased by $7.344 million or 1.9% between the periods, from $391.043 million at December 31, 2004, as compared to $398.387 million at September 30, 2005. The increase in total loans was primarily due to the HSBC branch acquisition.

Asset Quality. We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans, the level of non-performing loans, the level of potential problem loans and the dollar amount and type of loan charge-offs we experience. Between December 31, 2004 and September 30, 2005, the credit quality of our loan portfolio declined. The levels of delinquent loans and non-performing loans increased between the periods, while potential problem loans and net charge-offs decreased.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest and troubled debt restructured loans, increased $1.778 million, from $2.751 million at December 31, 2004 to $4.529 million at September 30, 2005. The significant increase in non-performing loans was primarily due to (i) one borrower with four loans totaling $718 thousand being placed into non-accrual status during the first quarter, and (ii) the restructuring of a troubled loan during the third quarter with a balance of $871 thousand. The four loans totaling $718 thousand placed on non-accrual status during the first quarter were identified as potential problem loans prior to being placed into non-accrual status. For this reason, we allocated adequate reserves in our allowance for loan losses for these loans prior to reaching non-accrual status.

Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million. Through the nine-month period ended September 30, 2005, potential problem loans decreased $610 thousand or 7.0%, from $8.662 million at December 31, 2004 to $8.052 million at September 30, 2005.

At September 30, 2005, loans that were 30 or more days delinquent (excluding non-performing loans) totaled $6.954 million or 1.75% of loans outstanding. By comparison, at December 31, 2004 we had $2.267 million or 0.58% of loans outstanding in this same category, a net increase of $4.687 million between the periods. A significant portion of the increase in delinquent loans was caused by a disruption in our billing and collection practices due to a core computer system conversion we completed in the third quarter. Management believes that upon resumption of our normal billing and collection practices during the fourth quarter, the level of delinquent loans will decrease.

Net loan charge-offs for the nine-month period ended September 30, 2005, totaled $433 thousand, as compared to $499 thousand for the same nine-month period in 2004, a $66 thousand or 13.2% decrease. An increase in consumer loan charge-offs between the periods was offset by decreases in residential real estate, commercial real estate and commercial loan charge-offs.

The allowance for loan losses increased from $6.250 million at December 31, 2004 to $6.597 million at September 30, 2005. The allowance for loan losses as a percentage of total loans outstanding was fairly stable at 1.60% of loans outstanding at December 31, 2004, as compared to 1.66% at September 30, 2005. Our management and Board of Directors deemed the allowance for loan losses as adequate at September 30, 2005.

The credit quality of the investment securities portfolios remained strong during the first three quarters of 2005. At September 30, 2005, 99.8% of the investment securities held in the Company's bond portfolio were rated "A" or better by Moody's credit rating service; 95.3% were rated AAA. By comparison, at December 31, 2004, 99.8% were rated "A" or better and 94.1% were rated AAA.

D. Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

Overview. During the third quarter of 2005, our net income and earnings per share were $1.982 million and $0.18 respectively. This was a $182 thousand or 8.4% decrease in net income and a $0.01 decrease in earnings per share as compared to the third quarter of 2004, during which we earned $2.164 million in net income and $0.19 per share. Significant improvements in net interest income between the quarters were offset by a modest decrease in non interest income and a significant increase in non-interest expense. The significant improvement in net interest income between the comparable periods totaling $344 thousand or 5.7% was largely driven by increased loan volumes and yields (due to higher interest rates), as well as an increase in investment securities yields due to slower prepayments on mortgage-backed securities. The significant increase in non-interest expense between comparable periods totaling $483 thousand, or 11.2%, was primarily driven by increases in salaries and employee benefits expense and professional fees.

The decrease in net income resulted in a decrease in both our return on average assets and return on average stockholders' equity. More specifically, during the third quarter of 2005 our return on average assets and return on average equity were 1.04% and 11.54%, respectively, as compared to 1.17% and 13.16% during the third quarter of 2004.

Net Interest Income. Net interest income is our most significant source of revenue. During the third quarter of 2005 and third quarter of 2004, net interest income comprised 82% and 80% of net revenue (net interest income plus non-interest income), respectively. In the three-month period ended September 30, 2005, net interest income was $6.415 million. By comparison, for the three-month period ended September 30, 2004 our net interest income was $6.071 million. The $344 thousand or 5.7% improvement in net interest income between the periods was driven by a $907 thousand increase in interest income on earning assets offset by a $563 thousand increase in interest expense on interest bearing liabilities. The primary contributing factors, which caused these changes are explained below.

During the second half of 2004 and throughout the first three quarters of 2005, the Federal Open Market Committee raised the target federal funds rate 275 basis points (eleven increases of 25 basis points), from 1.00% on June 30, 2004 to 3.75% on September 20, 2005. These actions prompted eleven corresponding 25 basis point increases in the prime lending rate, an index to which a significant portion of our variable rate loan portfolio was tied. These interest rate increases, along with a $20.669 million or 5.8% increase in average loans outstanding, increased the interest and fees on loans from $6.197 million in the three-month period ended September 30, 2004 to $7.002 million in the three-month period ended September 30, 2005. This represents an $805 thousand or 13.0% increase between the periods.

In addition, between comparable periods we increased the average volume of our federal funds sold to improve our liquidity position. The average volume and average rate on federal funds sold during the third quarter of 2005 were $15.311 million and 3.42%, respectively, as compared to $7.462 million and 1.49% during the third quarter of 2004. These increases contributed an additional $104 thousand of interest income period over period.

The increase in both the yield on earning assets and the volume of earning assets that drove the improvement in interest income of $907 thousand were partially offset by higher funding costs. On a comparable quarter basis, interest expense increased $563 thousand or 17.7%. As short-term interest rates increased during the last two quarters of 2004 and the first three quarters of 2005, we raised the rates of interest paid on interest-bearing deposit accounts, particularly savings, money market, NOW and time accounts.

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

                                                       For the Three Months Ended                  For the Nine Months Ended
                                                              September 30,                                September 30,
                                               ---------------------------------------      ---------------------------------------
                                                             2005 vs. 2004                                 2005 vs. 2004
                                               ---------------------------------------      ---------------------------------------
                                                 Rate            Volume       Total            Rate         Volume          Total
                                               ---------------------------------------      ---------------------------------------
                                                             (In thousands)                              (In thousands)
      Earning assets:
      Federal Funds Sold                       $      58      $      46      $     104      $     124      $      14      $     138
      Interest Bearing Deposits                      (39)            33             (6)          (122)            98            (24)
      Securities                                     116           (112)             4            517           (225)           292
      Loans                                          449            356            805            868          1,404          2,272
                                               ---------------------------------------      ---------------------------------------
      Total earning assets                           584            323            907          1,387          1,291          2,678
                                               ---------------------------------------      ---------------------------------------

      Interest bearing liabilities:
      Savings accounts                                20              3             23              7             18             25
      Money market accounts                          142             79            221            396            102            498
      NOW accounts                                    57            (23)            34            138            (45)            93
      Time accounts                                  361             31            392            853            121            974
      Borrowings                                    (111)             4           (107)          (320)           155           (165)
                                               ---------------------------------------      ---------------------------------------
        Total interest bearing liabilities           469             94            563          1,074            351          1,425
                                               ---------------------------------------      ---------------------------------------

      Change in net interest income            $     115      $     229      $     344      $     313      $     940      $   1,253
                                               ---------------------------------------      ---------------------------------------

Interest income increased $907 thousand between the periods due to both an increase in the rate and an increase in the volume of earning assets. More specifically, $584 thousand of the increase in interest income was due to the increase in the rate of earning assets, while $323 thousand of the increase in interest income was due to the increase in the volume on earning assets. Increases in both the volume and rate on loans contributed $805 thousand or 88.8% of the net increase in interest income period over period. The Federal Open Market Committee raised the target federal funds rate 200 basis points during the 12-month period preceding September 30, 2005, which drove up the prime lending rate and our average yield on loans by 45 basis points between comparable periods. In addition, we successfully increased the average volume of loans outstanding by $20.669 million (including $7.635 million from the HSBC branch acquisition) between the periods, which contributed $356 thousand of additional interest income quarter over quarter.

The $907 thousand increase in interest income was offset by a $563 thousand increase in the cost of interest bearing liabilities; $469 thousand due to the increase in rate and $94 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time accounts and interest expense on money market accounts increased $392 thousand and $221 thousand, respectively, over the comparable periods. Between the end of the third quarter of 2004 and the end of the third quarter of 2005, we raised the interest rates paid on our certificates of deposit to remain competitive within our market. This drove up the cost of time accounts resulting in a $361 thousand increase in interest expense due to rate. In addition, a significant portion of money market account balances were indexed to the 90-day Treasury bill rate, causing an increase in the average rate paid for money market deposits from 1.27% during the third quarter of 2004 to 2.74% during the third quarter of 2005. The rate increase resulted in an additional $142 thousand of interest expense on a comparable quarter basis. The interest expense on borrowings decreased $107 thousand between comparable quarters due to the repayment of two expensive Federal Home Loan Bank of New York ("FHLBNY") advances during the first quarter of 2005. Specifically, during the first quarter, we repaid two $10.000 million long-term borrowings bearing interest rates of 6.52% and 6.55%. These expensive borrowings were replaced by increased average volumes of short-term borrowings and less expensive long-term borrowings.

Provision for Loan Losses. We recorded a provision for loan losses of $300 thousand for the three-month period ended September 30, 2005. This represents a $50 thousand increase over the provision for loan losses recorded in the second quarter of 2005. Improvements in the level of net charge-offs and potential problem loans during the third quarter were offset by an increase in the level of delinquent and non-performing loans. During the third quarter, the level of delinquent loans increased to $6.954 million, as compared to $2.967 million at the end of the second quarter. At September 30, 2005, non-performing loans totaled $4.529 million, as compared to $3.330 million of non-performing loans at June 30, 2005.

During the third quarter of 2004, we also recorded a provision for loan losses of $300 thousand. At that time delinquent and non-performing loans were lower than the third quarter 2005 levels. Conversely, net charge-offs and potential problem loans were higher in the third quarter of 2004 than in the third quarter of 2005.

Non-Interest Income. Non-interest income decreased during the third quarter of 2005, as compared to the third quarter of 2004. Non-interest income was $1.379 million during the three-month period ended September 30, 2005, as compared to $1.482 million during the three-month period ended September 30, 2004, a $103 thousand or 7.0% decrease. On a comparable quarter basis, increases in trust fees, other service fees and other income were offset by decreases in service charges on deposit accounts, commissions income, net investment securities gains and bank-owned life insurance income.

Trust fees increased from $337 thousand in the third quarter of 2004 to $404 thousand in the third quarter of 2005, a $67 thousand or 19.9% increase. During the third quarter of 2005, we recorded a significant increase in estate settlement fees due to the closing of a large estate.

During the third quarter of 2005, we recorded other service fees of $135 thousand, a $69 thousand or 104.5% increase over the third quarter of 2004. The increase was primarily attributable to an increase in residential mortgage origination revenues. In late 2004, we trained and developed sales professionals to originate residential mortgage products through an agency agreement with another financial institution. During the third quarter of 2004, we recorded $8 thousand of mortgage origination revenues, as compared to $74 thousand during the third quarter of 2005, a $66 thousand increase.

Commissions income decreased substantially between comparable quarters. During the third quarter of 2004, we recorded $147 thousand of commissions income, as compared to $90 thousand during the third quarter of 2005, a $57 thousand or 38.8% decrease. This decrease was primarily due to a significant reduction in sales commissions generated from a small specialized insurance agency held by our insurance agency subsidiary, Mang - Wilber LLC.

Service charges on deposit accounts decreased $33 thousand or 8.0% between comparable quarters, from $413 thousand during the third quarter of 2004 to $380 thousand during the third quarter of 2005. At the beginning of the third quarter, many of our business customers' transaction deposit accounts were moved to our "preferred business checking" account, a service charge-free business style checking account, causing a reduction in service fees.

During the third quarter of 2005 we recorded $71 thousand of net investment securities gains related to unrealized gains on trading securities. This compares to $223 thousand of net investment securities gains during the third quarter of 2004. Due to the historically low interest rate environment during the third quarter of 2004, we sold $5.064 million of available-for-sale investment securities netting a $224 thousand gain, as compared to no sales of available-for-sale investment securities during the third quarter of 2005.

Non-Interest Expense. During the third quarter of 2005, we recorded $4.812 million of non-interest expense. This represents a $483 thousand or 11.2% increase over the third quarter of 2004. The substantial majority of the net increase was in salaries and employee benefits expense and professional fees. Several factors have contributed to these increases, namely our expansion and acquisition activities, our core computer operating system conversion and our Sarbanes - Oxley Act and other compliance efforts.

Salaries and employee benefits expense increased $467 thousand or 17.7% between comparable quarters. This increase can be attributed to several factors. In 2005 we instituted new commission and incentive plans for personnel and provided general cost of living and merit salary and wage increases. Between the quarters, we increased our number of employees to serve the customers acquired in the HSBC branch acquisition and to staff a loan production office opened in Syracuse, New York. We incurred more overtime wages for hourly wage employees and paid out special bonus payments to employees in the third quarter of 2005 due to our core computer system conversion. And finally, the cost of our benefit plans increased significantly between quarters. The expense associated with our partially self-insured health insurance plan increased $22 thousand or 12.0%, from $184 thousand during the third quarter of 2004 to $206 thousand during the third quarter of 2005 due to an increase in claims. Similarly, our defined benefit retirement plan expense increased $24 thousand or 20.2%, from $119 thousand during the third quarter of 2004 to $143 thousand during the third quarter of 2005.

Professional fees increased $120 thousand or 184.6%, from $65 thousand during the three-month period ended September 30, 2004 to $185 thousand during the three-month period ended September 30, 2005. The increase in professional fees between comparable periods was primarily due to the recording of additional external auditor fees and consulting fees associated with our efforts to fully comply with various provisions of the Sarbanes - Oxley Act, (particularly
Section 404).

Computer service fee expenses decreased $100 thousand between comparable quarters, from $260 thousand in the third quarter of 2004 to $160 thousand in the third quarter of 2005. During the third quarter of 2004, we recorded a non-recurring expense totaling $135 thousand due to the termination of a contract to convert our core computer operating system.

Occupancy expenses, furniture and fixture expenses, advertising and marketing expense, and other miscellaneous expenses changed slightly on a comparable quarter basis. Although several components of these expenses varied between comparable quarters, on a combined basis these expenses totaled $1.358 million during the three-month period ended September 30, 2005, as compared to $1.362 million during the three-month period ended September 30, 2004, a $4 thousand net decrease.

Income Taxes. Income tax expense decreased from $760 thousand during the three-month period ended September 30, 2004 to $700 thousand during the three-month period ended September 30, 2005, a $60 thousand decrease. The decrease in income tax expense was primarily due to a $242 thousand decrease in pre-tax income between comparable periods. Our effective tax rate remained relatively stable between comparable quarters, specifically 26.1% for the third quarter of 2005 versus 26.0% for third quarter of 2004.

E. Comparison of the Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Overview. During the nine-month period ended September 30, 2005, net income and earnings per share were $6.151 million and $0.55, respectively. By comparison, during the nine-month period ended September 30, 2004 we earned $6.299 million in net income and earnings per share of $0.56. Although income was generally flat between periods (actually a $148 thousand or 2.4% decrease), certain categories of income and expense varied significantly between periods. Specifically, net interest income increased $1.253 million between the periods primarily due to increased average loan volume and increased rates of interest on both loans and investment securities. In addition, the provision for loan losses decreased $180 thousand between the periods. These improvements were offset by increases in almost all categories of non-interest expense. Non-interest expense increased $1.455 million or 11.4% between the periods, from $12.755 million in the first nine months of 2004 to $14.210 million in the first nine months of 2005. These increases were due to several factors including: (i) our expansion and acquisition activities, (ii) our recently executed core computer system conversion, (iii) an increase in employee benefits cost (particularly health insurance and pension costs), and (iv) increased regulatory compliance costs, in particular our ongoing efforts to comply with Section 404 of the Sarbanes - Oxley Act.

The slight decrease in net income between the nine-month period ended September 30, 2005 and the nine-month period ended September 30, 2004 resulted in modest decreases in our return on average assets and our return on average stockholders' equity. More specifically, through the first three quarters of 2005 our return on average assets and return on average equity were 1.09% and 12.07%, respectively, as compared to 1.15% and 12.91% through the first three quarters of 2004.

Net Interest Income. Net interest income is our most significant source of revenue. During the first three quarters of 2005 and the first three quarters of 2004, net interest income comprised 82% and 80% of our net revenue (net interest income plus non-interest income), respectively. In the nine-month period ended September 30, 2005, net interest income was $19.107 million. By comparison, for the nine-month period ended September 30, 2004, net interest income was $17.854 million. The $1.253 million improvement in net interest income between the periods was the result of several factors which are explained below.

Throughout the 12-month period preceding September 30, 2005, the Federal Open Market Committee raised the target federal funds rate 200 basis points (eight increases of 25 basis points). These actions prompted eight corresponding 25 basis point increases in the national prime lending rate, an index to which a significant portion of our variable rate loan portfolio was tied. These interest rate increases, along with a $27.395 million or 7.5% increase in average loans outstanding, increased the interest and fees on loans from $18.158 million in the nine-month period ended September 30, 2004 to $20.430 million in the nine-month period ended September 30, 2005. This represents a $2.272 million or 12.5% increase and was the primary reason interest income increased between the periods.

The interest and dividends earned on investment securities also increased on a comparable period basis. The total interest and dividends earned on investment securities, including trading, available-for-sale and held-to-maturity securities, increased $292 thousand or 3.4% from $8.633 million during the nine-month period ended September 30, 2004 to $8.925 million during the nine-month period ended September 30, 2005. The increase was primarily due to improved investment securities yields and the reduction of the net amortization of premiums and accretion of discounts on investment securities. Very low residential mortgage interest rates in 2004 prompted very high rates of residential mortgage refinancing activity, which accelerated principal payments on our mortgage-backed investment securities reducing securities yields. Although residential mortgage rates remained low in 2005, residential mortgage refinancing activity and prepayment rates slowed significantly.

The increase in both the yield and volume of earning assets that drove the improvement in interest income of $2.678 million, were partially offset by higher funding costs. As short-term interest rates increased during the 12-month period preceding September 30, 2005, we raised the rates of interest paid on our deposit accounts. These increases, coupled with increases in the average volume of savings, money market and time accounts offset by a slight decrease in NOW account balances, resulted in a $1.590 million increase in the interest expense on deposit liabilities between comparable nine-month periods.

The interest expense for borrowings (both long and short-term) decreased $165 thousand or 6.9% on a comparable period basis due to decrease in the weighted average rate paid for borrowings, offset by an increase in the average volume of borrowings. During the first quarter of 2005, we repaid two $10.000 million FHLBNY advances upon their maturity, one in January 2005 and the other in March 2005. One advance carried a 6.52% fixed-rate of interest and the other a 6.55% fixed rate of interest. Upon repaying each $10.000 million maturing advance, we re-borrowed $5.000 million from the FHLBNY at a much lower rate of interest, 3.62% and 3.85%, respectively. The average volume of borrowings increased during the first three quarters of 2005 because we carried a $15.000 million short-term borrowing with a large money center bank during the first quarter and experienced a significant increase in repurchase agreement balances throughout 2005.

Rate and Volume Analysis: The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income was $1.253 million greater in the nine-month period ended September 30, 2005 than in the nine-month period ended September 30, 2004. Interest income increased $2.678 million due to both an increase in the rate and an increase in the volume of earning assets. More specifically, $1.291 million of the increase in interest income was due to the increase in the volume of earning assets, while $1.387 million of the increase in interest income was due to the increase in the rate on earning assets. Increases in both the volume and rate on loans contributed $2.272 million or 84.8% of the net increase in interest income period over period. The interest income on investment securities increased $292 thousand between the periods. Although the average volume of investment securities decreased between comparable periods, interest income on investment securities increased as the net amortization of premiums and accretion of discounts on investments declined.

Interest income on federal funds sold also increased $138 thousand between comparable nine-month periods, $124 thousand of which was due to an increase in rate. The average rate received on federal funds sold was 1.15% during the nine-month period ended September 30, 2004 versus 3.16% during the nine-month period ended September 30, 2005 due to the Federal Open Market Committee's interest rate hikes.

During the fourth quarter of 2004, we purchased $3.900 million of FDIC-insured certificates of deposit as part of an investment strategy related to our pending HSBC branch acquisition. These purchases decreased the average interest rate earned on our interest bearing deposit portfolio (due to their short maturities), but increased the average volume of these assets, netting a $24 thousand decrease in interest income.

The $2.678 million increase in interest income was offset by a $1.425 million increase in the cost of interest bearing liabilities, $1.074 million due to the increase in rate and $351 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on all of our interest-bearing deposit liabilities, including savings accounts, money market accounts, NOW accounts and time accounts, increased between comparable nine-month periods by $1.590 million, while the cost of borrowings decreased $165 thousand.

The most significant increase in interest expense was due to time accounts. Between the periods, our competitors raised their certificate of deposit rates. This prompted us to raise our certificate of deposit rates to remain competitive and resulted in higher levels of interest expense. The total increase in interest expense on time accounts between periods was $974 thousand, $853 thousand of which was due to increases in the average rate.

Between the periods, the key index for the substantial majority of our money market deposit account balances, the 90-day Treasury bill rate, increased over 150 basis points. This, coupled with the introduction of our new "Wealth Management" account, caused the interest expense on our money market deposit to increase $498 thousand, $396 thousand due to an increase in the average rate and $102 thousand due to an increase in the average volume.

Rising short-term interest rates throughout the nine-month period ended September 30, 2005 prompted us to slightly increase the interest rates paid on our less interest-sensitive savings accounts. This caused a $25 thousand increase in interest expense on savings accounts, $7 thousand due to rate and $18 thousand due to volume.

Similarly, we raised the interest rates paid on NOW accounts causing a $138 thousand increase in expense due to rate and a $45 thousand decrease in interest expense due to a reduction in average volume.

Provision for Loan Losses. Management analyzes several factors when determining the appropriate amount to be recorded in the provision for loan losses. These factors include recent trends in net charge-offs, the level of delinquent loans, the amount of potential problem loans and non-performing loans, net loan growth and other risk factors and trends inherent in the loan portfolio. During the first three quarters of 2005, we recorded $780 thousand in the provision for loan losses. This compares to $960 thousand during the first three quarters of 2004, a $180 thousand or 18.8% decrease. On a comparable period basis, the level of net charge-offs and potential problem loans decreased, while the level of non-performing loans and delinquent loans increased. During the first three quarters of 2005 were recorded net charge-offs of $433 thousand or 0.14% of average loans outstanding. This compares to $499 thousand of net charge-offs or 0.18% of average loans outstanding during the first three quarters of 2004. Potential problem loans decreased slightly between periods. At September 30, 2005, potential problem loans were $8.052 million or 2.0% of gross loans, as compared to $9.019 million or 2.3% of gross loans at September 30, 2004. Non-performing loans increased substantially between periods. At September 30, 2004, non-performing loans totaled $1.387 million or 0.36% of loans outstanding. This compares to $4.529 million or 1.14% of loans outstanding at September 30, 2005. The level of delinquent loans increased significantly between the periods. At September 30, 2005 delinquent loans totaled $6.954 million or 1.75% of loans outstanding. By comparison at September 30, 2004 we had $1.827 million or 0.48% of loans outstanding in this same category, a net increase of $5.127 million between the periods. A significant portion of the increase in delinquent loans was caused by a disruption in our billing and collection practices due to a core computer system conversion we completed in the third quarter. Management believes that upon resumption of our normal billing and collection practices, the level of delinquent loans will decrease during the fourth quarter.

Non-Interest Income. Non-interest income decreased slightly between the nine-month period ended September 30, 2005 and the nine-month period ended September 30, 2004. Specifically, non-interest income decreased $119 thousand or 2.7%, from $4.363 million for the nine-month period ended September 30, 2004 to $4.244 million for the nine-month period ended September 30, 2005. Although several categories of non-interest income varied between comparable periods, the factor which contributed most significantly to the net decrease in non-interest income was a $458 thousand decrease in net investment securities gains. During the first three quarters of 2004, we recorded net investment securities gains of $921 thousand. This compares to $463 thousand during the first three quarters of 2005. Due to the historically low interest rate environment, we sold $12.986 million of available-for-sale investment securities during the first three quarters of 2004, as compared to $9.945 million of available-for-sale investment securities during the first three quarters of 2005.

Other categories of non-interest income that decreased between periods include commissions income and income on bank-owned life insurance. Commissions income decreased $31 thousand or 7.2%, from $433 thousand during the nine-month period ended September 30, 2004 to $402 thousand during the nine-month period ended September 30, 2005. This decrease was primarily due to a significant reduction in sales commissions generated from a small specialized insurance agency held by our insurance agency subsidiary, Mang - Wilber LLC. The bank-owned life insurance income also decreased slightly between comparable periods due to a reduction in net crediting rates on our policies.

Trust fees, service charges on deposit accounts (particularly penalty fees), other service fees and other income, increased between comparable periods. Trust fees increased from $978 thousand during the nine-month period ended September 30, 2004 to $1.095 million during the nine-month period ended September 30, 2005, due to an increase in estate settlement fees and an increase in the market value of trust assets. Service charges on deposit accounts increased $62 thousand or 5.5% between periods, because we raised select service fees and charges and increased the size of our customer base (primarily through the HSBC branch acquisition). Other income increased $39 thousand or 13.9% between the periods, from $281 thousand through the first three quarters of 2004 to $320 thousand during the first three quarters of 2005. The increase was primarily due to an increase in investment services income. Other service fees increased $165 thousand or 86.8% between comparable nine-month periods. The increase was primarily attributable to growth in our residential mortgage origination revenues. In late 2004 we trained and developed sales professionals to originate residential mortgage products through an agency agreement with another financial institution. During the first three quarters of 2004, we recorded $31 thousand of mortgage origination revenues, as compared to $167 thousand during the first three quarters of 2005, a $136 thousand increase.

Non-Interest Expense. Every category of non-interest expense, except furniture and fixture expense which remained flat at $552 thousand, increased between the nine-month period ended September 30, 2004 and the nine-month period ended September 30, 2005. Specifically, non-interest expense increased $1.455 million or 11.4% between the periods, from $12.755 million for the first three quarters of 2004, as compared to $14.210 million for the first three quarters of 2005. In general terms, the increase was due to our expansion and acquisition activities, the core computer system conversion and our efforts to comply with various regulations, in particular Section 404 of the Sarbanes - Oxley Act.

Approximately 75% of the total increase in non-interest expense was due to an increase in salaries and employee benefits expense related to the foregoing activities. Salaries and employee benefits increased $1.089 million or 13.8% between the periods, from $7.916 million during the first nine months of 2004 to $9.005 million during the first nine months of 2005. Salaries and overtime, which is comprised of employee base salaries, employee commissions, employee incentives, and deferred compensation expense, increased $906 thousand or 14.8% between the periods, from $6.126 million in the first three quarters of 2004 to $7.032 million in the first three quarters of 2005. Our HSBC branch acquisition and other expansion activities, deferred compensation costs, employee incentive plans and overtime related to our core computer system conversion were the primary contributing factors to this increase. Benefits expense increased $239 thousand or 13.8% between the periods from $1.734 million for the nine-month period ended September 30, 2004 to $1.973 million for the nine-month period ended September 30, 2005. The increase in employee benefits expense was primarily driven by a $105 thousand increase in group health insurance costs, a $73 thousand increase in FICA expense and a $73 thousand increase in the cost of our defined benefit pension plan.

Professional fees increased $149 thousand or 41.2%, from $362 thousand during the first three quarters of 2004 to $511 thousand during the first three quarters of 2005. During the first quarter of 2004, we incurred significant non-recurring professional fees related to the Company's SEC common stock registration and American Stock Exchange listing. Although these fees did not recur during the first three quarters of 2005, professional fees increased significantly due to our efforts to comply with various provisions of the Sarbanes - Oxley Act, particularly section 404.

Occupancy expenses, furniture and fixture expenses and advertising and marketing expenses combined increased $59 thousand or 2.9% between comparable nine-month periods. During the nine-month period ended September 30, 2005, these expenses totaled $2.073 million. This compares to $2.014 million during the nine-month period ended September 30, 2004. These increases were primarily attributable to our expansion activities, in particular, (i) the opening of a branch in Johnson City (Broome County), New York in March of 2004, (ii) the opening of a loan production office (representative office) in Kingston (Ulster County), New York in April 2004, (iii) the acquisition and continued operation of an HSBC branch in Walton (Delaware County), New York in February 2005, and (iv) the acquisition and assimilation of the assets of an HSBC branch acquired in Sidney (Delaware County), New York in February 2005.

Computer service fees increased $10 thousand or 2.2% between comparable periods, from $464 thousand for the nine-month period ended September 30, 2004 to $474 thousand for the nine-month period ended September 30, 2005. Although the net increase in computer service fees was insignificant, it should be noted that we incurred a $135 thousand non-recurring charge during the third quarter of 2004, due to the termination of a core computer system contract.

Other miscellaneous expenses increased $148 thousand or 7.4% between comparable periods, from $1.999 million during the nine-month period ended September 30, 2004 to $2.147 million during the nine-month period ended September 30, 2005. Although there were various increases and decreases in several components of other miscellaneous expense, much of the increase between the periods can be attributed to expenses associated with the HSBC branch acquisition and other expansion activities and the core computer system conversion, namely a $61 thousand increase in amortization expense, $45 thousand increase in check printing costs, a $41 thousand increase in postage and shipping, a $24 thousand increase in travel and entertainment and a $20 thousand increase in office supplies between the periods.

Income Taxes. The change in income tax expense was insignificant between comparable periods. Income tax expense increased from $2.203 million during the nine-month period ended September 30, 2004 to $2.210 million during the nine-month period ended September 30, 2005, a $7 thousand increase.

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

                  o Proceeds from Issuance of Equity Securities

                  o Branch Acquisition

                  o Cash Surrender Value of Bank Owned Life Insurance

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

      --------------------------------------------------------------------------
                  Liquidity Measure                  September 30,  December 31,
      Dollars in Thousands                                2005         2004
      --------------------------------------------------------------------------
      Cash and Cash Equivalents                         $26,851      $20,539
      --------------------------------------------------------------------------
      Available-for-Sale Investment Securities at
      Estimated Fair Value less Securities pledged      $63,677      $63,472
      for State and Municipal Deposits and
      Borrowings
      --------------------------------------------------------------------------
      Total Loan to Total Asset Ratio                     52.64%       52.08%
      --------------------------------------------------------------------------
      FHLBNY Remaining Borrowing Capacity               $18,778      $19,180
      --------------------------------------------------------------------------
      Correspondent Bank Lines of Credit                $10,000      $ 7,600
      --------------------------------------------------------------------------

Our liquidity position did not materially change between December 31, 2004 and September 30, 2005. Cash and cash equivalents and our available correspondent bank line of credit increased between the periods due to the change from a $2.400 million Federal Funds borrowed position at December 31, 2004 to a $5.100 million Federal Funds sold at September 30, 2005. The fair value of our unencumbered available-for-sale investment securities and our FHLBNY remaining borrowing capacity did not change significantly between the periods.

Our commitments to extend credit and stand-by letters of credit increased by $10.819 million or 16.1% between December 31, 2004 to September 30, 2005. At September 30, 2005, commitments to extend credit and stand-by letters of credit were $77.822 million, as compared to $67.003 million at December 31, 2004. This increase was due to both an increase in home equity line of credit commitments assumed during the HSBC branch acquisition and additional commercial loan commitments. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially impact our liquidity prospectively.

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

At September 30, 2005, stockholders' equity was $68.259 million, a $654 thousand or 1.0% increase over December 31, 2004 stockholders' equity of $67.605 million. The increase in stockholders' equity was primarily due to an increase in retained earnings offset by a decrease in accumulated other comprehensive (loss) income and an increase in treasury stock. During the first three quarters of 2005, we earned $6.151 million of net income and declared and paid $3.186 million of dividends, netting a $2.965 million increase in retained earnings. The increase in retained earnings was offset by a $1.973 million change in the unrealized loss on our available-for-sale investment securities portfolio and $388 thousand of treasury stock purchases.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of "Tier 1" capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of stockholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company's allowance for loan losses. Similarly, for the Bank to be considered "well capitalized," it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at September 30, 2005 and December 31, 2004. The
Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at September 30, 2005 were 13.13% and 14.38%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of September 30, 2005, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was $9.490 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

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

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, the model assumes it will take six months for a 3.00% shift to take place. This is also known as a "ramped" interest rate shock. The projected changes in net interest income are totals for the twelve-month period beginning October 1, 2005 and ending September 30, 2006 under ramped shock scenarios.

Interest Rate Sensitivity Table:

          ------------------------------------------------------------------------------------------------
                Interest Rates                           Dollars in Thousands
          ------------------------------------------------------------------------------------------------
                                                                                          Projected
                                                                                          Change in Net
                                                       Projected       Projected          Interest Income
                                       Projected       Dollar          Percentage         as a Percent of
           Interest                    Annualized      Change in       Change in          Total
           Rate Shock      Prime       Net Interest    Net Interest    Net Interest       Stockholders'
           (1)             Rate        Income          Income          Income             Equity
          ------------------------------------------------------------------------------------------------
                3.00%      9.75%       $26,687             $256           0.97%                0.38%
          ------------------------------------------------------------------------------------------------
                2.00%      8.75%       $26,232            ($199)         -0.75%               -0.29%
          ------------------------------------------------------------------------------------------------
                1.00%      7.75%       $26,320            ($111)         -0.42%               -0.16%
          ------------------------------------------------------------------------------------------------
           No change       6.75%       $26,431               --             --                    -
          ------------------------------------------------------------------------------------------------
               -1.00%      5.75%       $26,099            ($332)         -1.26%               -0.49%
          ------------------------------------------------------------------------------------------------
               -2.00%      4.75%       $25,171          ($1,260)         -4.77%               -1.85%
          ------------------------------------------------------------------------------------------------
               -3.00%      3.75%       $24,481          ($1,950)         -7.38%               -2.86%
          ------------------------------------------------------------------------------------------------

          (1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions were approved by the Bank's ALCO and were based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decrease by $199 thousand or -0.29% of total stockholders' equity in a +2.00% ramped interest rate shock. Similarly, we project that net interest income would decrease by $1.260 million or -1.85% of total stockholders' equity in a -2.00% ramped interest rate shock. These are well within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.00% of the Company's total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But, generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to counter-balance interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 22% of our total assets were invested in adjustable rate loans and investments at September 30, 2005.

ITEM 4: Controls and Procedures
------

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
------

A. Changes in the Rights of Holders of Our Registered Securities

During the three-month period ended September 30, 2005, the rights of holders of our registered securities were not modified.

B. Issuances or Modifications of Other Classes of Securities

During the three-month period ended September 30, 2005, we did not issue any other class of security.

C. Sale of Unregistered Securities

During the three-month period ended September 30, 2005, we did not sell any unregistered securities.

D. Stock Repurchases

On August 27, 2004 we announced that our Board of Directors approved a stock repurchase program, which authorizes the purchase, at the discretion of management, of up to $1.5 million of the Company's common stock. All shares repurchased under the repurchase program will be made in the open market or through private transactions and will be limited to one transaction per week, and shall be conducted exclusively through Merrill Lynch, a registered broker-dealer. All such purchases shall be effected in compliance with the laws of the State of New York, Rule 10b-18 of the Securities Exchange Act of 1934 and the rules and regulations thereunder, and the rules of the American Stock Exchange.

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

No shares were repurchased by us under this repurchase program during the three-month period ended September 30, 2005.

ITEM 3: Defaults Upon Senior Securities
------

The Company did not default on any senior securities during the three-month period ended September 30, 2005.

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

THE WILBER CORPORATION


By: /s/ Alfred S. Whittet                   Dated: November 8, 2005
   -----------------------------                   ----------------
Alfred S. Whittet
Vice Chairman, President and Chief Executive Officer


By: /s/ Joseph E. Sutaris                   Dated: November 8, 2005
   -----------------------------                   ----------------
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