Form 10-K
period 2005-12-31
Wilber CORP
filed 2006-03-15
CIK 709942

================================================================================

                             THE WILBER CORPORATION

          ANNUAL REPORT ON SECURITIES AND EXCHANGE COMMISSION FORM 10-K

                      for the Year-Ended December 31, 2005

================================================================================

The Annual Report on Form 10-K that follows is not part of the proxy solicitation material.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2005

                        Commission file number: 001-31896

                             The Wilber Corporation
             (Exact name of registrant as specified in its charter)


                           New York                                          15-6018501
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

        245 Main Street, P.O. Box 430, Oneonta, NY                             13820
         (Address of principal executive offices)                            (Zip Code)

                                  607-432-1700
              (Registrant's telephone number, including area code)

                                      None
     (Former name, former address and former fiscal year, if changed since last report)

               Securities registered pursuant to 12(b) of the Act:

        Title of each class                Name of each exchange on which registered
Common Stock, $0.01 par value per share             American Stock Exchange

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "Large accelerated filer and accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]


                                                                             1-K

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $79.4 million, based upon the closing price as reported on the American Stock Exchange ("Amex(R)"). Although Directors and Executive Officers of the registrant were assumed to be "affiliates" for the purposes of this calculation, the classification is not to be interpreted as an admission of such status. There were no classes of non-voting common stock authorized on June 30, 2005.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------
                 Common Stock                   Outstanding at March 7, 2006
  (Common Stock, $0.01 par value per share)           11,145,937 shares
--------------------------------------------------------------------------------

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 29, 2006 are incorporated by reference.


2-K

                       This page intentionally left blank


                                                                             3-K

                             THE WILBER CORPORATION
                                    FORM 10-K
                                      INDEX

FORWARD-LOOKING STATEMENTS
--------------------------

                                     PART I
                                     ------

ITEM 1:    BUSINESS
-------
           A. General
           B. Market Area
           C. Lending Activities
                a. Loan Products and Services
                b. Loan Approval Procedures and Authority
                c. Credit Quality Practices
           D. Investment Securities Activities
           E. Sources of Funds
           F. Electronic and Payment Services
           G. Trust and Investment Services
           H. Insurance Services
           I. Supervision and Regulation
                a. The Company
                b. The Bank
                c. Subsidiaries
           J. Competition
           K. Legislative Developments

ITEM 1A:   RISK FACTORS
--------

ITEM 1B:   UNRESOLVED STAFF COMMENTS
--------

ITEM 2:    PROPERTIES
-------

ITEM 3:    LEGAL PROCEEDINGS
-------

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

                                     PART II
                                     -------

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
-------    AND ISSUERS PURCHASES OF EQUITY SECURITIES

           A. Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities
           B. Use of Proceeds from Registered Securities
           C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

ITEM 6:    SELECTED FINANCIAL DATA
-------

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    RESULTS OF OPERATIONS

           A. General
           B. Performance Overview
           C. Financial Condition
                a. Comparison  of  Financial  Condition at December 31, 2005 and
                   December 31, 2004
           D. Results of Operations
                a. Comparison of Operating  Results for the Years Ended December
                   31, 2005 and December 31, 2004


4-K

                b. Comparison of Operating  Results for the Years Ended December
                   31, 2004 and December 31, 2003
           E. Liquidity
           F. Capital Resources and Dividends

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    FINANCIAL DISCLOSURE

ITEM 9A:   CONTROLS AND PROCEDURES
--------

ITEM 9B:   OTHER INFORMATION
--------

                                 PART III
                                 --------

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   A. Directors of the Registrant
           B. Executive  Officers of the  Registrant  Who Are Not  Directors
           C. Compliance With Section 16(a)

ITEM 11:   EXECUTIVE COMPENSATION
--------

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------   RELATED STOCKHOLDER MATTERS

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES
--------

                                     PART IV
                                     -------

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
--------


                                                                             5-K

                        FORWARD-LOOKING STATEMENTS

When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause," or similar expressions in this report or in any press releases, public announcements, filings with the Securities and Exchange Commission (the "SEC"), or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we provide, such as analysis of the adequacy of our allowance for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, and similar matters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, tax rates and regulations of federal, state and local tax authorities, changes in consumer preferences, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and fees.

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


6-K

                                     PART I
                                     ------

ITEM 1: BUSINESS

A. General

The Wilber Corporation (the "Company"), a New York corporation, was originally incorporated in 1928. The Company held and disposed of various real estate assets until 1974. In 1974, the Company and its real estate assets were sold to Wilber National Bank (the "Bank"), a national bank established in 1874. The Company's real estate assets were used to expand the banking house of Wilber National Bank. The Company was an inactive subsidiary of the Bank until 1982. In 1983, under a plan of reorganization, the Company was re-capitalized, acquired 100% of the voting stock of the Bank, and registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHCA").

The business of the Company consists primarily of the ownership, supervision, and control of the Bank. The Bank is chartered by the Office of the Comptroller of the Currency ("the OCC"), and its deposits are insured up to the applicable limits of the Federal Deposit Insurance Corporation ("the FDIC"). The Company, through the Bank and the Bank's subsidiaries (collectively "we" or "our"), offers a full range of commercial and consumer financial products including business, municipal, mortgage and consumer loans, deposits, trust and investment services, and insurance. We serve our customers through twenty (20) full service branch banking offices located in Otsego, Delaware, Schoharie, Chenango, Ulster, and Broome counties, New York, an ATM network, and electronic / Internet banking services. In addition, we operate an insurance sales office located in Walton, New York (Delaware County), and two representative loan production banking offices, one in Kingston, New York (Ulster County), and one in Syracuse, New York (Onondaga County). The Bank's main office is located at 245 Main Street, Oneonta, New York, 13820 (Otsego County). We employed 245 full-time equivalent employees at December 31, 2005. Our website address is www.wilberbank.com.

The Bank's subsidiaries include Wilber REIT, Inc., Western Catskill Realty, LLC, and Mang-Wilber, LLC. Wilber REIT, Inc. is wholly - owned by the Bank and primarily holds mortgage related assets. Western Catskill Realty, LLC is a wholly - owned real estate holding company, which primarily holds foreclosed real estate. Mang-Wilber, LLC is the Bank's insurance agency subsidiary, which is operated under a joint venture arrangement with a regional insurance agency. At December 31, 2005, the Bank owned a 62.7% membership interest in Mang-Wilber, LLC.

Our principal business is to act as a financial intermediary in the communities we serve by obtaining funds through customer deposits and institutional borrowings, lending the proceeds of those funds to our customers, and investing excess funds in debt securities and short-term liquid investments. Our funding base consists of deposits derived principally from the central New York communities which we serve. To a lesser extent, we borrow funds from institutional sources, principally the Federal Home Loan Bank of New York ("FHLBNY"). We target our lending activities to consumers and municipalities in the immediate geographic areas and to small and mid-sized businesses in the immediate geographic areas and broader statewide region. Our investment activities primarily consist of purchases of U.S. Treasury, U.S. Government Agency ("GinnieMae"), U.S. Government Sponsored Entities ("FannieMae" and "FreddieMac"), municipal, mortgage-backed and high quality corporate debt instruments. Through our Trust and Investment Division, we provide personal trust, agency, estate administration and retirement planning services for individuals, as well as custodial and investment management services to institutions. We also offer stocks, bonds and mutual funds through a third party broker-dealer firm. Through our subsidiary, Mang-Wilber LLC, we offer a full line of life, health and property, and casualty insurance products.

B. Market Area

We primarily operate in the small town and rural markets to the north and west of the Catskill Mountains in central New York. The regional economy is driven by small not-for-profit organizations; farming; hospitals; small, independently owned retailers, restaurants and motels; light manufacturing; several small colleges; and tourism. The National Baseball Hall of Fame (Cooperstown, New
York), the National Soccer Hall of Fame (Oneonta, New York), several youth sport camps, and outdoor recreation such as camping, hunting, fishing, and skiing bring seasonal activity to several communities within our market area. The Bank's main office in Oneonta, New York, is approximately 70 miles southwest of Albany, New York, the state's capital, and 180 miles northwest of New York City.

Our primary market area consists of four rural counties in central New York, namely Otsego, Delaware, Schoharie and Chenango Counties. The estimated population of our four county primary market area is 194,000. Between 2000 and 2004, the area population increased by less than 1%. This compares to a national average of 1.3% during the same time period. Approximately 15.9% of the individuals that reside in our four county primary market area are over the age of 65, as compared to a national average of 12.4%. In 1999 (the latest available statistics) the median household income for the four county region was approximately $34 thousand. This is approximately 80% of the United States national average


                                                                             7-K
and 78% of the New York State average. The local unemployment rate approximates the national average. Our management believes the demographic profile of the primary market area in which we operate has not materially changed through 2005.

We also operate one full-service branch office in Ulster County, New York. Although the demographic profile of that county differs from our primary four-county market, the town in which we operate our branch is similar to our primary market. The full-service branch located in Johnson City, New York (Broome County), and the representative loan production offices located in Kingston, New York (Ulster County) and Syracuse, New York (Onondaga County), operate in more densely populated markets.

C. Lending Activities

General. The Company, through the Bank, engages in a wide range of lending activities, including commercial lending primarily to small and mid-sized
businesses;   mortgage  lending  for  1-4  family  and  multi-family  properties including home equity loans; mortgage lending for commercial properties; consumer installment and automobile lending, and to a lesser extent, agricultural lending.

Over the last several decades we have implemented lending strategies and policies that are designed to provide flexibility to meet customer needs, while minimizing losses associated with borrowers' inability or unwillingness to repay loans. The loan portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees. We do not commonly grant unsecured loans to our customers. Annually, we utilize the services of an outside consultant to conduct reviews of the larger, more complex commercial real estate and commercial loan portfolios to ensure adherence to underwriting standards and loan policy guidelines.

We periodically participate in loan participations with other banks or financial institutions both as an originator and as a participant. A participation loan is generally formed when the aggregate size of a single loan exceeds the originating bank's regulatory maximum loan size or a self-imposed loan limit. We typically make participation loans for commercial or commercial real estate purposes. Although we do not always maintain direct contact with the borrower, credit underwriting procedures and credit monitoring practices associated with participation loans are identical in all material respects to those practices and procedures followed for loans that we originate, service, and hold for our own account. We typically buy participation loans from other commercial banks operating within New York State with whose management we are familiar. Our total participation loans represent less than 10% of the total loans outstanding and are comprised of approximately 20 borrowers.

If deemed appropriate for the borrower and for the Bank, we place certain loans in Federal, State or Local Government agency or government sponsored loan programs. These placements often help reduce our exposure to credit losses and often provide our borrowers with lower interest rates on their loans.

a. Loan Products and Services

Residential Real Estate. We originate and hold residential real estate loans for our loan portfolio. The terms on these loans are typically 15 - 30 years and are usually secured by a first lien position on the home of the borrower. We offer both adjustable rate and fixed rate loans and provide monthly and bi-weekly payment options. Our 1-4 family residential loan portfolio primarily consists of owner-occupied, primary residence properties and, to a lesser extent, rental properties for off-campus student housing, which surround each of the local colleges within our market. Our property appraisal process, debt-to-income limits for borrowers, and established loan-to-value limits dictate our residential real estate lending practices.

To be more competitive in the interest-rate sensitive 15 to 30-year fixed rate residential mortgage market, we also originate loans on behalf of a super-regional bank based in the Southeastern United States. During 2002 we entered into an agreement with this bank to originate residential real estate loans as their agent.

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

Commercial Real Estate. We originate commercial real estate loans to finance the purchase of developed real estate. To a lesser extent, we will also provide financing for the construction of commercial real estate. Our commercial real estate loans are typically larger than those made for residential real estate. The loans are often secured by properties whose


8-K
tenants include "Main Street" type small businesses, retailers and motels. We also finance properties for commercial office and owner-occupied manufacturing space. Our commercial real estate loans are usually limited to a maximum repayment period of 20 years. Most of our commercial real estate loans are fully collateralized and further secured by the personal guarantees of the property owners. Construction loans are generally granted as a line of credit whose term does not exceed 12 months. We typically advance funds on construction loans based upon an advance schedule, to which the borrower agrees, and physical inspection of the premises.

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

Lines-of-credit are typically provided to meet the short-term working capital needs of the borrowers for inventory and other seasonal aspects of their business. We also offer a cash management line of credit that is tied to a borrower's primary demand deposit operating account. Each day, on an automated basis, the borrower's line of credit is paid down with the excess operating funds available in the primary operating account. Upon complete repayment of the line-of-credit, excess operating funds are invested in investment securities on a short-term basis, usually overnight, through a securities repurchase agreement between the Bank and the customer.

Demand loans and time notes are often granted to borrowers to provide short term or "bridge" financing for special orders, contracts or projects. These loans are often secured with a lien on business assets, liquid collateral, and/or personal guarantees.

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

Commercial loans and commercial real estate loans generally involve a higher degree of risk and are more complex than residential mortgages and consumer loans. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. Commercial loan repayment and interest terms are often established to meet the unique needs of the borrower and the characteristics of the business. Typically, payments on commercial real estate are dependent upon leases whose terms are shorter than the borrower's repayment period. This places significant reliance upon the owner's successful operation and management of the property. Accordingly, the borrower and we must be aware of the risks that affect the underlying business including, but not limited to, economic conditions, competition, product obsolescence, inventory cycles, seasonality, and the business owner's experience and expertise.

Standby Letters of Credit. We offer stand-by letters of credit for our business customers. Stand-by letters of credit are not loans. They are guarantees to pay other creditors of the customer should the customer fail to meet certain payment obligations required by the third party creditor. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Because the issuance of a stand-by letter of credit creates a contingent liability for the Bank, they are underwritten in the same manner as loans. Accordingly, a stand-by letter of credit will only be issued upon completing our credit review process. We charge our customers a fee for providing this service, which is based on the principal amount of the stand-by letter of credit.

Consumer Loans. We offer a variety of consumer loans to our customers. These loans are usually provided to purchase a new or used automobile, motorcycle or recreational vehicle, or to make a home improvement. We also make personal loans to finance the purchase of consumer durables or other needs of our customers. The consumer loans are generally offered for a shorter term than residential mortgages because the collateral typically has an estimated useful life of 5 to 10 years and tends to depreciate rapidly. Automobile loans comprise the largest portion of our consumer loan portfolio. The financial terms of our automobile loans are determined by the age and condition of the vehicle, and the ability of the borrower to make scheduled principal and interest payments on the loan. We obtain a lien on the vehicle and collision insurance policies are required on these loans. Although we lend directly to borrowers, the majority of our automobile


                                                                             9-K
loans are originated through auto dealerships within our primary market area. We commonly refer to these as indirect automobile or indirect installment loans.

We also provide an overdraft line of credit product called ChequeMate, which provides our customers with an option to eliminate overdraft fees should they make an error in balancing their checking account. Our ChequeMate lines of credit are typically unsecured and are generally limited to less than $4,000 per account.

b. Loan Approval Procedures and Authority

General. The Bank's Board of Directors delegates the authority to provide loans to borrowers through the Bank's loan policy. The policy is modified, reviewed and approved on an annual basis to assure that lending policies and practices meet the needs of borrowers, mitigate perceived credit risk, and reflect current economic conditions. Currently, we use a four (4) tier structure to approve loans. First, the full Board of Directors of the Bank has authority to approve single loans or loans to any one borrower up to the Bank's legal lending limit, which was $10.3 million for loans not fully secured by readily marketable collateral and $17.2 million for loans secured by readily marketable collateral at December 31, 2005. The full Board of Directors also approves loans made to members of the Board of Directors, their family members, and their related businesses when the total loans exceed $500,000. If conditions merit, the Board of Directors may authorize exceptions to our loan policy.

Second, the Board of Directors, as required by the Bank's by-laws, appoints a Loan and Investment Committee. The Loan and Investment Committee must be comprised of at least three (3) outside directors and meets on an as-needed basis, generally bi-weekly. Its lending authority for loans not secured by readily marketable collateral is limited to 50% of the Bank's legal lending limit, which is approximately $5.2 million. The Committee may also approve loans up to 100% of the Bank's legal lending limit if the loan is secured by readily marketable collateral such as stocks and bonds. The Loan and Investment Committee is also responsible for ratifying and affirming all loans made that exceed $25,000, approving collateral releases, authorizing charge-offs in excess of $10,000, and annually reviewing all lines of credit that exceed the lending limit of the Officers' Loan Committee. The actions of the Loan and Investment Committee are reported to and ratified by the full Board of Directors each month.

Third, the Board of Directors has authorized the creation of the Officers' Loan Committee. The Officers' Loan Committee is comprised of four (4) voting members, the Bank's President and Chief Executive Officer, the Chief Credit Officer, the Senior Lender, and the Vice President - Credit Risk Management. The Officers' Loan Committee may approve secured and unsecured loans up to 25% of the Bank's legal lending limit (approximately $2.6 million) and loans up to 100% of the Bank's legal lending limit if the loan is secured by readily marketable collateral. The Committee also has the authority to adjust loan rates from time to time as market conditions dictate. Loan charge-offs up to $10,000 and collateral releases within prescribed limits established by the Board of Directors are also approved by the Officers' Loan Committee. All actions of the Officers' Loan Committee are reported to the Loan and Investment Committee for ratification.

Fourth, through the loan policy, individual loan officers are provided specific loan limits by category of loan. Each officer's lending limits are determined based on the individual officer's experience, past credit decisions, and expertise.

Our goal for the loan approval process is to provide adequate review of loan proposals while at the same time responding quickly to customer requests. We complete a credit review and maintain a credit file for each borrower. The purpose of the file is to provide the history and current status of each borrower's relationship and credit standing, so that a loan officer can quickly understand the borrower's status and make a fully informed decision on a new loan request. We require that all business borrowers submit audited, reviewed, or compiled internal financial statements or tax returns no less than annually.

Loans to Directors and Executive Officers. Loans to members of the Board of Directors (and their related interests) are granted under the same terms and conditions as loans made to unaffiliated borrowers. Any fee that is normally charged to other borrowers is also charged to the members of the Board of Directors. Loans to Executive Officers are limited by banking regulations. There is no regulatory loan limit established for Executive Officers to purchase, construct, maintain or improve a residence, or to finance the education of a dependent. However, any loans to Executive Officers which are not for the construction, improvement, or purchase of a residence, not used to finance a dependent's education, or not secured by readily marketable investment collateral, are limited to a maximum of $100,000. In addition, we require that all loans made to Executive Officers be reported to the Board of Directors at the next Board of Directors meeting.

c. Credit Quality Practices

General. One of our key objectives is to maintain strong credit quality of the Bank's loan portfolio. We strive to accomplish this objective by maintaining a diversified mix of loan types, limiting industry concentrations, and monitoring regional


10-K
economic conditions. In addition, we use a variety of strategies to protect the quality of individual loans within the loan portfolio during the credit review and approval process. We evaluate both the primary and secondary sources of repayment and complete financial statement review and cash flow analysis for commercial borrowers. We also generally require personal guarantees on small business loans, cross-collateralize loan obligations, complete on-site inspections of the business, and require the company to adhere to financial covenants. Similarly, in the event a modification to an outstanding loan is requested, we reevaluate the loan under the proposed terms prior to making the modification. If we approve the modification, we often secure additional collateral or impose stricter financial covenants. In the event a loan becomes delinquent, we follow collection procedures to assure repayment. If it becomes necessary to repossess or foreclose on collateral, we strive to execute the proceedings in a timely manner and dispose of the repossessed or foreclosed property quickly to minimize the level of non-performing assets, subsequent asset deterioration, and costs associated with monitoring the collateral.

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

On consumer loans ten (10) days past due, we send the borrower a notice which requests immediate payment. If the loan remains past due, an employee of the Bank's Collection Department or the approving Loan Officer will usually contact the borrower before day thirty (30) of past due status. Loans sixty to ninety (60 - 90) days past due are generally subject to repossession of collateral.

We send past due notices to borrowers with commercial term loans, demand notes, and time notes (including commercial real estate) when the loan reaches ten (10) days past due. Between day fifteen and day thirty (15 - 30), borrowers are contacted by telephone by an employee of the Bank's Collection Department or by the approving Loan Officer to attempt to return the account to current status. After thirty (30) days past due, the loan officer and senior loan officer decide whether to pursue further action against the borrower.

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

Allowance for Loan Loss. The allowance for loan losses is an amount which in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. We continually monitor the allowance for loan losses to determine its reasonableness. At each quarter end our Chief Credit Officer prepares a formal assessment of the allowance for loan losses and submits it to the full Board of Directors to determine the adequacy of the allowance. The allowance is determined based upon numerous considerations. For the consumer, residential mortgage, and small commercial loans, we consider local economic conditions, the growth and composition of the loan portfolio, the trend in delinquencies, and


                                                                            11-K
the trend in loan charge-offs and non-performing loans. Based on these factors, we estimate the probable or "embedded" losses in the loan portfolio. On large commercial loans, we take into consideration the specific characteristics of the loan including the borrower's payment history, business conditions in the borrower's industry, the collateral and guarantees securing the loan, and our historical experience with similarly structured loans. We then assign an estimated loss percentage based on these characteristics. The adequacy of our allowance for loan losses is also reviewed by the OCC on a periodic basis. Its comments and recommendations are factored into the determination of the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses, which is recorded as an expense on our income statement. Loan charge-offs are recorded as a reduction in the allowance for loan losses. Loan recoveries are recorded as an increase in the allowance for loan losses.

Non-Performing Loans. There are three categories of non-performing loans, (i) those 90 or more days delinquent and still accruing interest, (ii) non-accrual loans, and (iii) troubled debt restructured loans ("TDR"). We place individual loans on non-accrual status when timely collection of contractual principal and interest payments is doubtful. This generally occurs when a loan becomes ninety
(90) days delinquent. When deemed prudent, however, we may place loans on non-accrual status before they become 90 days delinquent. Upon being placed on non-accrual status, we reverse all interest accrued in the current year against interest income. Interest accrued and not collected from a prior year is charged-off through the allowance for loan losses. If ultimate repayment of a non-accrual loan is expected, any payments received may be applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on the non-accrual loan is applied to principal until ultimate repayment becomes expected.

A loan is considered to be a TDR when we grant a special concession to the borrower because the borrower's financial condition has deteriorated to the point where servicing the original loan under the original terms becomes difficult or challenges the financial viability of the business. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other similar modifications to the original terms. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from TDR status in the calendar year after the year in which the restructuring took place.

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

Loan Charge-Offs. We charge off loans or portions of loans that we deem non-collectible and can no longer justify carrying as an asset on the Bank's balance sheet. We determine if a loan should be charged-off by analyzing all possible sources of repayment. Once the responsible Loan Officer or designated Collections Department personnel determines the loan is not collectible, he/she completes a "Recommendation for Charge-off" form, which is subsequently reviewed and approved by the Bank's Loan and Investment Committee (or by the Officers' Loan Committee for charge-offs less than $10,000).

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


12-K

            (v) meet the pledging requirements of State, County and Municipal depositors,
            (vi)  manage the risk associated with changing interest rates, and
            (vii) match the maturities of securities  with deposit and borrowing maturities.

Our current investment policy generally limits securities investments to U.S. Government, agency and sponsored entity securities, corporate debt, municipal bonds, pass-through mortgage backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, and collateralized mortgage obligations issued by these same agencies.

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

Deposits. We offer a variety of deposit accounts to our customers. The fees, interest rates, and terms of each deposit product vary to meet the unique needs and requirements of our depositors. Presently, we offer a variety of accounts for consumers, businesses, not-for-profit organizations and municipalities including: demand deposit accounts, interest bearing transaction accounts, money market accounts, statement savings accounts, passbook savings accounts, and fixed and variable rate certificates of deposit. The majority of our deposit accounts are owned by individuals and businesses who reside near our branch locations. Municipal deposits are generally derived from the local and county taxing authorities, school districts near our branch locations, and, to a limited degree, New York State public funds. Accordingly, deposit levels are dependent upon regional economic conditions, as well as more general national and statewide economic conditions, local competition, and our pricing decisions.

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


                                                                            13-K

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

G. Trust and Investment Services

General. We offer various personal trust and investment services through our Trust and Investment Division, including both fiduciary and custodial services. At December 31, 2005, and December 31, 2004, we had $309.920 million and $322.248 million, respectively, of assets under management in the Bank's Trust and Investment Division. The following chart summarizes the Trust and Investment Division assets under management as of the dates noted:

Trust Assets Summary Table:

-------------------------------------------------------------------------------------------------------
dollars in thousands                                              December 31,
---------------------------------------------------------------------------------------------------------
                                                       2005                          2004
--------------------------------------------------------------------------------------------------------
                                               Number of      Estimated        Number of     Estimated
                                                Accounts     Market Value       Accounts   Market Value
--------------------------------------------------------------------------------------------------------
Trusts                                               342        $166,041           337       $176,371
--------------------------------------------------------------------------------------------------------
Estates                                                8           4,522             8         1,851
--------------------------------------------------------------------------------------------------------
Custodian, Investment Management and Others          227         139,357           221       144,026
--------------------------------------------------------------------------------------------------------
Total                                                577        $309,920           566       $322,248
--------------------------------------------------------------------------------------------------------

We also provide investment services through a third party provider, INVEST Financial Corp., for the purchase of mutual funds and annuities.

H. Insurance Services

General. In 1998, the Bank established an insurance agency through a joint venture with a regional independent insurance agency. The agency, Mang-Wilber, LLC, is licensed to sell, within New York State, various insurance products including life, health, property, and casualty insurance products to both consumers and businesses. The principal office of the agency is in Sidney, New York, with satellite sales offices in Oneonta, New York (the Bank's main office), Cobleskill, New York and Walton, New York (doing business as Mang-Sholes Insurance). Mang - Wilber, LLC, also owns a two-thirds interest in a specialty-lines agency in Clifton Park (Saratoga County), New York.

We offer credit life and disability insurance through an affiliation with the New York Bankers Association. The insurance is typically offered to and purchased by consumers securing a mortgage or consumer loan through the Bank. In addition, we offer title insurance through New York Bankers Title Agency East, LLC. Title insurance is sold in conjunction with origination of residential and commercial mortgages. We own an interest in New York Bankers Title Agency East, LLC, and receive profit distributions based upon the overall performance of the agency.

I.    Supervision and Regulation

Set forth below is a brief description of certain laws and regulations governing the Company, the Bank, and its subsidiaries. The description does not purport to be complete, and is qualified in its entirety by reference to applicable laws and regulations.

a. The Company

Bank Holding Company Act. The Company is a bank holding company registered with, and subject to regulation and examination by, the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to the


14-K

BHCA, as amended. The Federal Reserve Board regulates and requires the filing of reports describing the activities of bank holding companies, and conducts periodic examinations to test compliance with applicable regulatory requirements. The Federal Reserve Board has enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require a bank holding company to divest subsidiaries.

The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without the prior approval of the Federal Reserve Board. The BHCA further generally precludes a bank holding company from acquiring direct or indirect ownership or control of any non-banking entity engaged in any activities other than those which the Federal Reserve Board has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. Some of the activities that have been found to be closely related to banking are: operating a savings association, mortgage company, finance company, credit card company, factoring company, or collection agency; performing certain data processing services; providing investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; real and personal property leasing; selling money orders, travelers' checks, and United States Savings Bonds; real estate and personal property appraising; and providing tax planning and preparation and check guarantee services.

Under provisions of the BHCA enacted as part of the Gramm-Leach-Bliley Act of 1999 ("GLBA"), a bank holding company may elect to become a financial holding company ("FHC") if all of its depository institution subsidiaries are well-capitalized and well-managed under applicable guidelines, as certified in a declaration filed with the Federal Reserve Board. In addition to the activities listed above, FHC's may engage, directly or through a subsidiary, in any activity that the Federal Reserve Board, by regulation or order, has determined to be financial in nature or incidental thereto, or is complementary to a financial activity and does not pose a risk to the safety and soundness of depository institutions or the financial system. Pursuant to the BHCA, a number of activities are expressly considered to be financial in nature, including insurance and securities underwriting and brokerage. The Company has not elected to become an FHC but continues to evaluate the opportunities presented by FHC registration.

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

Sarbanes-Oxley Act of 2002. The Company is subject to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. Specifically, the Sarbanes-Oxley Act: (i) creates a new federal accounting oversight body; (ii) revamps auditor independence rules; (iii) enacts new corporate responsibility and governance measures; (iv) enhances disclosures by public companies, their directors, and their executive officers; (v) strengthens the powers and resources of the SEC; and (vi) imposes new criminal and civil penalties for securities fraud and related wrongful conduct. The SEC has adopted in final form substantially all of the new regulations Congress directed it to adopt in the Sarbanes-Oxley Act, including: standards of independence for directors who serve on the Company's Audit Committee; disclosure requirements as to whether at least one member of the Company's Audit Committee qualifies as a "financial expert" as defined in the SEC regulations, and whether the Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, or those persons performing similar functions; and disclosure requirements regarding the operations of board nominating committees and the means, if any, by which security holders may communicate with directors.

b. The Bank

The following discussion is not, and does not purport to be, a complete description of the laws and regulations applicable to the Bank. Such statutes and regulations relate to required reserves, investments, loans, deposits, issuances of securities, payments of dividends, establishment of branches, and other aspects of the Bank's operations. Any change in such laws or regulations by the OCC, the FDIC, or Congress could materially adversely affect the Bank.


                                                                            15-K

General. The Bank is a national bank subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or sale of branch offices. This regulatory structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

Business Activities. The Bank's lending, investment, deposit, and other powers derive from the National Bank Act and OCC regulations. These powers are also governed to some extent by the FDIC under the Federal Deposit Insurance Act and FDIC regulations. The Bank may make mortgage loans, commercial loans and consumer loans, and may invest in certain types of debt securities and other assets. The Bank may offer a variety of deposit accounts, including savings, certificate (time), demand, and NOW accounts.

Standards for Safety and Soundness. The OCC has adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees, and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The OCC may order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan, and if an institution fails to do so, the OCC must issue an order directing action to correct the deficiency and may issue an order directing other action. If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Branching. Generally, national banks may establish branch offices within a state to the same extent as commercial banks chartered under the laws of that state.

Transactions with Related Parties. The Federal Reserve Act governs transactions between the Bank and its affiliates. In general, an affiliate of the Bank is any company that controls, is controlled by, or is under common control with the Bank. Generally, the Federal Reserve Act limits the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of the Bank's capital stock and surplus, and contains an aggregate limit of 20% of capital stock and surplus for covered transactions with all affiliates. Covered transactions include loans, asset purchases, the issuance of guarantees, and similar transactions. The Bank's loans to insiders must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. The loans are also subject to maximum dollar limits and must generally be approved by the Board.

Capital Requirements. Capital adequacy is measured within guidelines defined as either tier 1 capital (primarily stockholders' equity) or tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for banks: the tier 1 leverage ratio and the risk-based requirements. Most banks must maintain a minimum tier 1 leverage ratio of 4%. In addition, tier 1 capital must equal 4% of risk-weighted assets, and total capital (tier 1 plus tier 2) must equal 8% of risk-weighted assets. Federal banking agencies are required to take prompt corrective action, such as imposing restrictions, conditions, and prohibitions, to deal with banks that fail to meet their minimum capital requirements or are otherwise in troubled condition. The regulators have also established different capital classifications for banking institutions, the highest being "well capitalized." Under regulations adopted by the federal bank regulators, a banking institution is considered well capitalized if it has a total risk adjusted capital ratio of 10% or greater, a tier 1 risk adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater, and is not subject to any regulatory order or written directive regarding capital maintenance. The Bank qualified as well capitalized at December 31, 2005. See Part II, Item 7.F. entitled "Capital Resources and Dividends" and Note 13 of the Consolidated Financial Statements contained in Part II, Item 8, of this document for additional information regarding the Bank's capital levels.

Payment of Dividends. The OCC regulates the amount of dividends and other capital distributions that the Bank may pay to its stockholders. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits. In general, if the Bank satisfies all OCC capital requirements both before and after a dividend payment, the Bank may pay a dividend to stockholders in any year equal to the current year's net income plus retained net income for the preceding two years. A Bank may not declare or pay any dividend if it is "undercapitalized" under OCC regulations. The OCC also may restrict the Bank's ability to pay dividends if the OCC has reasonable cause to believe that such payment would constitute an unsafe and unsound practice. The Bank is not undercapitalized nor under any special restrictions regarding the payment of dividends.


16-K

Insurance of Deposit Accounts. The Bank is an insured depository institution subject to assessment by, and the payment of deposit insurance premiums to, the FDIC. Deposit insurance premiums are determined by a number of factors, including the institution's capital ratio and supervisory condition. Since the ratio of reserves to insured deposits in the Bank Insurance Fund of the FDIC was at its statutory maximum, the Bank was not required to pay any deposit insurance premiums during 2005, 2004, or 2003. Although the Bank did not pay any premiums during these periods, the FDIC did levy an assessment based on the Bank's deposit accounts under the Deposit Insurance Funds Act of 1996. Under the Deposit Insurance Funds Act, deposits insured by the Bank Insurance Fund ("BIF"), such as the deposits of the Bank, are subject to an assessment for payment on bond obligations financing the FDIC's Savings Association Fund ("SAIF"). The rate is adjusted quarterly, depending on the need of the fund. At December 31, 2005, the assessment rate was 1.34 cents per $100 of insured deposits. This compares to 1.46 cents and 1.52 cents per $100 of insured deposit at December 31, 2004, and December 31, 2003, respectively. There can be no assurance that the Bank will continue to not be required to pay deposit insurance premiums. If the Bank is required to pay deposit insurance premiums, this expense could adversely affect the Bank's earnings in future periods. Management anticipates that the FDIC may begin assessing a premium for deposits insured under the BIF during the last two quarters of 2006.

Federal Reserve System. All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. Since these reserves are maintained as vault cash or non-interest-bearing accounts, they have the effect of reducing an institution's earnings. As of December 31, 2005, the Bank was in compliance with applicable reserve requirements.

Loans to One Borrower. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At December 31, 2005, the Bank's legal lending limit on loans to one borrower was $10.3 million for loans not fully secured by readily marketable collateral and $17.2 million for loans secured by readily marketable collateral. At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

Real Estate Lending Standards. OCC regulations generally require each national bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the bank and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OCC guidelines, which include loan-to-value ratios for the different types of real estate loans

Community Reinvestment Act. Under the federal Community Reinvestment Act (the "CRA"), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods. The OCC periodically assesses the Bank's compliance with CRA requirements. The Bank received a SATISFACTORY rating for CRA on its last performance evaluation conducted by the OCC as of August 11, 2003.

Fair Lending and Consumer Protection Laws. The Bank must also comply with the federal Equal Credit Opportunity Act and the New York Executive Law, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. In addition, the Bank is subject to a number of federal statutes and regulations implementing them, which are designed to protect the general public, borrowers, depositors, and other customers of depository institutions. These include the Bank Secrecy Act, the Truth In Lending Act, the Truth In Savings Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfers Act, the Fair Credit Reporting Act, and the Fair Debt Collection Practices Act. The OCC and, in some instances, other regulators, including the Justice Department, may take enforcement action against institutions that fail to comply with these laws.

Prohibitions Against Tying Arrangements. National banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Privacy Regulations. OCC regulations generally require the Bank to disclose its privacy policy. The policy must identify with whom the Bank shares its customer's "non-public personal information," at the time of establishing the customer relationship and annually thereafter. In addition the Bank must provide its customers with the ability to "opt-out" of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. We believe that the Bank's privacy policy complies with the regulations.

The USA PATRIOT Act. The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act imposes affirmative obligations on financial institutions, including the Bank, to establish anti-money laundering programs which require: (i) the


17-K
establishment of internal policies, procedures, and controls; (ii) the designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program. The OCC must consider the Bank's effectiveness in combating money laundering when ruling on merger and other applications.

c. Subsidiaries

The Bank's insurance agency subsidiary, Mang-Wilber LLC, is subject to New York State insurance laws and regulations.

J. Competition

We face competition in all the markets we serve. Traditional competitors are other local commercial banks, savings banks, savings and loan institutions, and credit unions, as well as local offices of major regional and money center banks. Also, non-banking financial organizations, such as consumer finance companies, mortgage brokers, insurance companies, securities firms, money market funds, mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products. As a result of the enactment of the GLBA (discussed further in Item 1. I (b) above), other non-banking financial organizations now may offer comparable products to those offered by the Company and to establish, acquire, or affiliate with commercial banks themselves.

K. Legislative Developments

Preemption and Predatory Lending. On January 13, 2004, the OCC adopted amendments to its regulations, which assert the exclusive authority of the OCC to regulate the activities and operations of national banks and prohibit certain "predatory" lending practices. The new regulations preempt the application to national banks of any state laws that obstruct, impair, or condition a national bank's ability to fully exercise its deposit-taking and lending powers and reaffirm, subject to narrow exceptions, the OCC's exclusive authority to examine national banks. The new regulations also prohibit a national bank from making any consumer loan based predominantly on the bank's realization of the foreclosure or liquidation value of the borrower's collateral, without regard to the borrower's ability to repay the loan according to its terms and from engaging in unfair or deceptive practices within the meaning of section 5 of the Federal Trade Commission Act. We believe that the Bank's underwriting and other credit-related policies and procedures comply with the lending standards prescribed in the new regulations.

FACT Act. In December 2003, The Fair and Accurate Credit Transaction Act of 2003 ("FACT Act") was signed into law. The FACT Act was crafted to provide consumers with more disclosure and notification on their credit score, rating, and history (particularly negative information filings), and how these items impact their credit-related transactions. The FACT Act also provides consumers with enhanced identity theft, fraud alert, and fraud repair provisions, as well as restrictions on information sharing among affiliates.

New Legislative Developments. Various federal bills that would significantly affect banks are introduced in Congress from time to time. The Company cannot estimate the likelihood of any currently pending banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or results of operations.

ITEM 1A:  RISK FACTORS

The investment performance of our common shares is affected by several material risk factors. These factors (summarized below) can affect our financial condition or results of operations. Accordingly, you should be aware of these risk factors and how each may potentially affect your investment in our common stock.

General Competitive and Economic Conditions. National, regional, and local competitive conditions can negatively affect our financial condition or results of operations. Our existing competition may begin offering new products and services, change the price for existing products and services, or open a new office in direct competition with one of our offices. In addition, new competitors can establish a physical presence in our market or begin offering products and services through the Internet or other remote channel that compete directly with our products and services. All of these factors are dynamic and may affect the demand for our products and services, and, in turn, our financial condition and results of operations.


18-K

Regional and local economic conditions including employment and unemployment conditions, population growth, and price and wage scale changes, may impact the demand for our products and services, the level of customer deposits, or credit status of our borrowers. National and international economic conditions including raw materials costs, oil prices, consumer demand, and consumer trends, may impact the demand for our commercial borrower's products and services, which, in turn, can affect our financial condition and results of operation.

Changes in Interest Rates and Capital Markets. Our financial condition and results of operations are highly dependent upon the amount of the interest income we receive on our earning assets and the interest we pay for our funding and capital resources. Accordingly, changes in interest rates and capital markets can affect our financial condition and results of operations. A detailed analysis regarding our market risk and interest rate sensitivity is contained in
Item 7A of this Annual Report on Form 10-K.

Changes in Government Laws, Regulations, and Policies. Financial institutions are highly regulated companies and are subject to numerous laws and regulations. Changes to these laws or regulations, particularly at the federal and state level, may materially impact the business climate we operate within, which, in turn, may impact the economic return on our common shares, financial condition, or results of operations.

Changes in  Generally  Accepted  Accounting  Principles.  Changes  to  Generally
Accepted Accounting Principles are periodically issued by the Financial Accounting Standards Board ("FASB"). The purpose of these new Generally Accepted Accounting Principles is to quantify, identify, or disclose certain aspects of a company's financial condition or results of operations. The adoption of new accounting standards may alter certain aspects of the Consolidated Financial Statements of the Company and, in turn, the investment performance of our common shares.

Changes in the Financial Condition of Government Agencies, Government Sponsored Enterprises, and Local and State Governments. We invest substantially in the debt instruments issued by U.S. Government Agencies, U.S. Government Sponsored Enterprises, and local and state governments. A deterioration of the credit standing of any of these issuers of debt may materially impact our financial condition or results of operations.

Actions of Regulatory Authorities. The Company and the Bank are subject to the supervision of several federal and state regulatory bodies. These regulatory bodies have authority to issue, change, and enforce rules and regulations including the authority to assess fines. Changes to these regulations may impact the financial condition or results of operations of the Company or the Bank. See
Item 1 I. of this Annual Report on Form 10-K for additional explanation regarding the regulations to which the Company and the Bank are subject.

Changes in the Company's Policies or Management. Our financial condition and results of operations depend upon the policies approved by the Board of Directors and the practices of management. Changes in our policies or management practices, particularly credit policies and practices of the Bank, may affect our financial condition or results of operations.

Allowance for Loan Losses May not be Sufficient to Cover Actual Loan Losses. The Bank's Chief Credit Officer, under the control and supervision of the Board of Directors, continually monitors the credit status of the Bank's loan portfolio. The adequacy of the Allowance for Loan Losses is reviewed quarterly by the Board of Directors, and periodically by an independent loan review firm under the direction of the Bank's Audit Committee, the Bank's regulators, and the Company's external auditors. However, because the Allowance for Loan Losses is an estimate of probable losses and is based on management's experience and assumptions, there is no certainty that the Allowance for Loan Losses will be sufficient to cover actual loan losses. Actual loan losses in excess of the Allowance for Loan Losses would negatively impact our financial condition and results of operations.

The Financial Performance of Large Borrowers. Our financial condition and results of operations are highly dependent upon the credit worthiness and financial performance of our borrowers. The Bank has several borrowers or groups of related borrowers whose total indebtedness with the Bank exceeds $1.0 million. The financial performance of these borrowers is a material risk factor that may affect our financial condition or results of operations.

Incidents Affecting Our Reputation. The demand for our products and services is influenced by our reputation and the reputation of our management and employees. Public incidents that negatively affect the reputation of the Company or the Bank, including, but not limited to, breaches in the security of customer information or unfair or deceptive practices, may adversely impact our financial condition, results of operations, or economic performance of the Company's common stock.

Liquidity of the Company's Common Shares. The Company's common stock is lightly traded on the Amex(R). This condition may make it difficult for shareholders with large common stock ownership positions to sell or liquidate shares at a suitable price.


                                                                            19-K

Changes to the Markets or Exchanges On Which the Company's Common Shares Are Traded. The Company's common shares trade on the Amex(R). Changes to the Amex(R)'s trading practices or systems, reputation or financial condition, or rules which govern trading on the Amex may impact our shareholders' ability to buy or sell his / her commons shares at a suitable price.

ITEM 1B: UNRESOLVED STAFF COMMENTS

The Company has not been subject to any comments by the SEC during the period covered by this Annual Report on Form 10-K that remain unresolved.

ITEM 2: PROPERTIES

The Company and the Bank are headquartered at 245 Main Street, Oneonta, New York. The three buildings that comprise our headquarters are owned by the Bank and also serve as our main office. In addition to our main office, we own nineteen (19) branch offices and lease one (1) branch office and two (2) loan production offices at market rates. We also own an insurance sales office in Walton, New York, through our insurance agency subsidiary, Mang-Wilber LLC.

In the opinion of management, the physical properties of the Company are suitable and adequate. All of our properties are insured at full replacement cost.

ITEM 3: LEGAL PROCEEDINGS

From time to time, the Company becomes subject to various legal claims which arise in the normal course of business. At December 31, 2005, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business. The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operation or cash flow.

Neither the Company, the Bank, nor any of the Bank's subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.


20-K

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES

A.  Market  Information;   Dividends  on  Common  Stock;  and  Recent  Sales  of
Unregistered Securities

Through February 11, 2004, the common stock of the Company was inactively traded on Nasdaq's Over-the-Counter Bulletin Board market under the symbol "WLBC.OB." Market makers for the stock were Ryan, Beck, and Company; Monroe Securities, Inc.; Hill Thompson Magid & Co., Inc.; Knight Equity Markets, L.P.; Schwab Capital Markets, L.P.; and Stifel, Nicolaus & Company, Incorporated. On February 12, 2004, the common stock of the Company ($0.01 par value per share) began trading on the Amex(R) under the symbol "GIW." The following table shows the high and low bid quotations (while on the Over-the-Counter Bulletin Board) and trading price (while on the Amex(R)) for the common stock and quarterly dividend paid to our security holders for the periods presented:

Common Stock Market Price and Dividend Table:

                                      2005                                            2004
                     --------------------------------------------    -------------------------------------------
                         High          Low          Dividend             High          Low         Dividend
                     --------------------------------------------    -------------------------------------------
4th Quarter             $12.00        $10.84         $0.0950            $12.64       $11.94         $0.0950
3rd Quarter             $12.27        $11.80         $0.0950            $12.80       $12.00         $0.0950
2nd Quarter             $12.45        $12.00         $0.0950            $13.65       $12.00         $0.0950
1st Quarter             $12.90        $11.94         $0.0950            $15.50       $12.65         $0.0950

(1) The high and low bid quotations and trading prices provided in this table were obtained from www.finance.yahoo.com. The high and low prices provided for the period in which the common stock of the Company was traded on the Over-the-Counter Bulletin Board market reflect inter-dealer bid quotations without retail mark-up, mark-down, or commissions and may not represent actual transactions.

At March  7,  2006,  there  were 532  holders  of  record  of our  common  stock
(excluding beneficial owners who hold their shares in nominee name through brokerage accounts). The closing price of the common stock at March 7, 2006, was $10.42 per share.

We have not sold any unregistered securities in the past five years.

B. Use of Proceeds from Registered Securities

None.

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

On August 27, 2004, we announced that our Board of Directors approved a stock repurchase program, which authorizes the purchase, at the discretion of management, of up to $1.5 million of the Company's common stock. Between August 27, 2004, and July 26, 2005, management purchased 46,300 shares under this authority. These repurchases reduced the amount available to management to purchase additional shares under the program to $929 thousand. On July 26, 2005, management's authority to purchase the Company's common stock under the stock repurchase program was reauthorized to $1.5 million.

All shares repurchased under our repurchase program were made in the open market or through private transactions, were limited to one transaction per week, and were conducted exclusively through Merrill Lynch, a registered broker-dealer. All such purchases were in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations there under, and the rules and regulations of the Amex(R). The following table summarizes the shares repurchased by us under this repurchase program during the fourth quarter of 2005:


                                                                            21-K

Share Repurchases:

                                                 Total           Average                            Remaining
                                               Number of          Price                               Share
                                                 Shares          Paid per         Total Cost        Repurchase
           Period                              Purchased          Share               (1)            Authority
---------------------------------------------------------------------------------------------------------------
October 1 - October 31, 2005                           0           $0.00                 $0         $1,500,000
November 1, - November 30, 2005                    6,000          $11.30            $67,800         $1,432,200
December 1, - December 31, 2005                   11,155          $11.05           $123,263         $1,308,937

                                                -------------------------------------------
Total                                             17,155          $11.14           $191,063

(1)   Excludes brokerage commissions paid by the Company.

All shares purchased by the Company during the three month period ended December 31, 2005, were purchased under the publicly announced program.

ITEM 6: SELECTED FINANCIAL DATA

The comparability of the information provided in the following 5-Year Summary Table of Selected Financial Data and the Table of Selected Quarterly Financial Data have not been materially impacted by any significant business combinations, dispositions of business operations, or accounting changes other than those provided in the footnotes to our financial statements provided in PART II, Item 8, of this document. However, all per share financial information contained in this document, as well as all exhibits, was restated to reflect a 4:1 stock split approved on September 5, 2003.

5-Year Summary Table of Selected Financial Data:

                      The Wilber Corporation and Subsidiary
                  (Dollars in Thousands, Except Per Share Data)

                                                              As of and for 12-month Period Ended December 31,
                                                            ---------------------------------------------------
                                                              2005       2004       2003       2002       2001
                                                            ---------------------------------------------------
Consolidated Statements of Income Data:
 Interest Income                                            $40,310    $37,165    $38,628    $41,646    $42,307
 Interest Expense                                            14,930     12,761     14,153     17,170     20,449
                                                            ---------------------------------------------------
 Net Interest Income                                         25,380     24,404     24,475     24,476     21,858
 Provision for Loan Losses                                    1,580      1,200      1,565      1,920      1,540
 Net Interest Income After Provision for Loan Losses         23,800     23,204     22,910     22,556     20,318
 Non-Interest Income (Excluding Net Gains on Securities)      5,041      4,603      4,599      4,982      4,645
 Net Gains on Securities Transactions                           469      1,031      1,064        272        175
 Non-Interest Expense (1)                                    18,851     17,218     16,583     15,890     13,945
                                                            ---------------------------------------------------
 Income Before Provision for Income Taxes                    10,459     11,620     11,990     11,920     11,193
 Provision for Income Taxes                                   2,715      3,002      3,277      3,358      3,147
                                                            ---------------------------------------------------
 Net Income                                                  $7,744     $8,618     $8,713     $8,562     $8,046
                                                            ===================================================


22-K

                                                              As of and for 12-month Period Ended December 31,
                                                          ------------------------------------------------------------
                                                            2005         2004         2003         2002         2001
                                                          ------------------------------------------------------------
Per Common Share: (2)
 Earnings (Basic)                                            $0.69        $0.77        $0.78        $0.76        $0.71
 Cash Dividends                                              0.380        0.380        0.370        0.375        0.350
 Book Value                                                   6.08         6.04         5.74         5.61         4.92
 Tangible Book Value (3)                                      5.61         5.77         5.46         5.32         4.88
5-Year Summary Table of Selected Financial Data, cont.
Consolidated Period-End Balance Sheet Data:
 Total Assets                                             $752,728     $750,861     $729,023     $708,984     $626,787
 Securities Available-for-Sale                             240,350      249,415      275,051      234,542      188,712
 Securities Held-to-Maturity                                54,939       59,463       44,140       42,837       46,017
 Gross Loans                                               403,665      391,043      360,906      358,295      329,544
 Allowance for Loan Losses                                   6,640        6,250        5,757        5,392        4,476
 Deposits                                                  604,958      571,929      580,633      549,081      491,012
 Long-Term Borrowings                                       52,472       65,379       55,849       73,346       62,512
 Short-Term Borrowings                                      19,357       37,559       20,018       13,260       10,530
 Stockholder's Equity                                       67,717       67,605       64,304       63,162       55,827

Selected Key Ratios:
 Return on Average Assets                                    1.02%        1.17%        1.20%        1.25%        1.36%
 Return on Average Equity                                   11.40%       13.08%       13.67%       14.36%       14.91%
 Net Interest Margin (tax-equivalent)                        3.82%        3.76%        3.77%        3.96%        4.17%
 Efficiency Ratio (4)                                       57.52%       55.37%       53.61%       51.16%       48.46%
 Dividend Payout                                            55.07%       49.35%       47.44%       49.34%       49.30%

Asset Quality:
 Non-performing Loans                                        4,918        2,751        3,658        3,138        3,280
 Non-performing Assets                                       4,938        2,829        3,678        3,160        4,137
 Net Loan Charge-Offs to Average Loans                       0.30%        0.19%        0.33%        0.29%        0.33%
 Allowance for Loan Losses to Period-End Loans               1.64%        1.60%        1.60%        1.50%        1.36%
 Allowance for Loan Losses to Non-performing Loans (5)        135%         227%         157%         172%         136%
 Non-performing Loans to Period-End Loans                    1.22%        0.70%        1.01%        0.88%        1.00%

(1) Amortization of goodwill was discontinued with retroactive effect back to January 1, 2002 upon adoption of SFAS No. 147 during the third quarter of 2003.

(2) All per share amounts have been adjusted for the 4 for 1 stock split approved on September 5, 2003.

(3)  Tangible  book  value  numbers  exclude  goodwill  and  intangible   assets
associated with prior business combinations.

(4) The efficiency ratio is calculated by dividing total non-interest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus non-interest income other than securities gains and losses.

(5) Non-performing loans include non-accrual loans, troubled debt restructured loans and accruing loans 90 days or more delinquent.


                                                                            23-K

Table of Selected Quarterly Financial Data:

                                                 2005                                                2004
                           ---------------------------------------------------------------------------------------------------------
                              Fourth       Third       Second        First       Fourth       Third        Second          First
                           ---------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Interest income            $    10,400  $    10,150  $     9,940  $     9,820  $     9,933  $     9,243  $      8,893   $     9,096
Interest expense                 4,127        3,735        3,559        3,509        3,383        3,172         3,097         3,109
                           ---------------------------------------------------------------------------------------------------------
Net interest income              6,273        6,415        6,381        6,311        6,550        6,071         5,796         5,987
Provision for loan losses          800          300          240          240          240          300           300           360
                           ---------------------------------------------------------------------------------------------------------
Net interest income after
provision for loan losses        5,473        6,115        6,141        6,071        6,310        5,771         5,496         5,627
                           ---------------------------------------------------------------------------------------------------------
Investment Security Gains
(Losses), Net                        5           71          148          244          110          223           (21)          719
                           ---------------------------------------------------------------------------------------------------------
Other non-interest income        1,261        1,308        1,303        1,170        1,161        1,259         1,090         1,093
                           ---------------------------------------------------------------------------------------------------------
Non-interest expense             4,641        4,812        4,845        4,553        4,463        4,329         4,113         4,313
                           ---------------------------------------------------------------------------------------------------------
Income before income tax
expense                          2,098        2,682        2,747        2,932        3,118        2,924         2,452         3,126
Income tax expense                 505          700          748          762          799          760           601           842
                           ---------------------------------------------------------------------------------------------------------
Net income                 $     1,593  $     1,982  $     1,999  $     2,170  $     2,319  $     2,164  $      1,851   $     2,284
                           =========================================================================================================

Basic earnings per share   $      0.14  $      0.18  $      0.18  $      0.19  $      0.21  $      0.19  $       0.17   $      0.20
                           =========================================================================================================

Basic weighted average
shares outstanding          11,158,813   11,163,092   11,171,114   11,186,275   11,202,087   11,208,037    11,209,392    11,209,392
                           =========================================================================================================

Net interest margin (tax
equivalent) (1)                   3.78%        3.85%        3.85%        3.81%        3.95%        3.75%         3.58%         3.75%
Return on average assets          0.84%        1.04%        1.06%        1.16%        1.23%        1.17%         1.01%         1.27%
Return on average equity          9.37%       11.54%       11.76%       12.94%       13.57%       13.16%        11.53%        14.00%
Efficiency ratio (2)             57.30%       57.97%       58.57%       56.21%       53.99%       55.16%        55.74%        56.72%

(1) Net interest margin (tax-equivalent) is tax-equivalent net interest income divided by average earning assets.

(2) The Efficiency Ratio is calculated by dividing total non-interest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus non-interest income other than securities gains and losses


24-K

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. General

The primary objective of this financial review is to provide an overview of the financial condition and results of operations of The Wilber Corporation and its subsidiary for each of the years in the three-year period ended December 31, 2005. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented in
PART II, Item 8, of this document.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase on the cash surrender value on bank owned life insurance, other service fees, other income and taxes. Our non-interest expenses primarily consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, and other miscellaneous expenses. Results of operations are also influenced by general economic conditions (particularly changes in interest rates), competitive conditions, government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance for loan losses. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered the Company's allowance for loan losses would also require an additional provision for loan losses.

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

Accounting for Branch Acquisition. On February 4, 2005, the Bank acquired two branch offices from HSBC Bank USA, National Association ("HSBC"), one in Sidney, New York, and one in Walton, New York. Under the terms of our agreement with HSBC, we assumed deposit liabilities with a fair value of $32.967 million, and acquired loans with a fair value of $7.635 million, and property, equipment, and other tangible assets with a fair value of $484 thousand. This acquisition was accounted for as a business combination in accordance with SFAS No. 141. SFAS No. 141 states that a business combination occurs when an entity acquires net assets that constitute a business, as defined by Emerging Issues Task Force ("EITF") Issue No. 98-3, "Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business." EITF No. 98-3 states that a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of inputs (long-lived assets, intellectual property, the ability to obtain access to necessary materials or rights, employees, etc.), processes (the existence of systems necessary for normal, self sustaining operations) and outputs (the ability to obtain access to customers).

The branch purchase involved the acquisition of (i) long-lived and intangible assets (building, core deposit intangible, and equipment), (ii) employees (branch management and staff), (iii) certain processes (administration of personnel, operational processes, and strategic management processes), and (iv) the ability to obtain access to customers who purchase outputs (deposit and loan customers and accounts of the acquired branch were included in the purchase). For these reasons, we recorded the acquisition as a business combination within the scope of SFAS No. 141. In connection with this acquisition, we recorded goodwill of $1.835 million and a core deposit intangible of $492 thousand.


                                                                            25-K

Recent Accounting Pronouncements.

The EITF reached consensus in March, 2004, regarding guidance provided in EITF issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The purpose of EITF issue No. 03-1 is to determine the meaning of other-than-temporary impairment and its application to certain securities, including debt and equity securities that are within the scope of SFAS No. 115. Guidance in EITF Issue No. 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impaired loss. This guidance also includes accounting considerations for securities subsequent to the recognition of other-than-temporary impairment, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. Portions of this guidance were effective for reporting periods beginning after June 15, 2004, and other portions will be deliberated further. This delay does not suspend the current requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The Company has not identified any other-than-temporary impairment in its securities portfolio as of December 31, 2005. Subsequent to the FASB final deliberations, the Company will evaluate the potential impact on its process of identifying other-than-temporary declines in value of its debt and equity securities. Management does not believe that the provision, as currently written, will have a material impact on the results of operations for several quarters prospectively.

In 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, the Company has adopted this statement, as applicable, on January 1, 2006.

In December, 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment (Revised
2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or
(ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant. SFAS 123R is effective for financial statements issued for fiscal quarters beginning July 1, 2005. Since we do not currently have an employee stock option plan or any other form of stock-based compensation, this pronouncement did not have any impact on our Consolidated Financial Statements.

B. Performance Overview for Period Ended December 31, 2005

During 2005, several of our key performance measures decreased significantly, as compared to 2004. Net income, earnings per share, return on assets, and return on equity all decreased between the periods ended December 31, 2004, and December 31, 2005. Specifically, net income decreased from $8.618 million in 2004 to $7.744 million in 2005, an $874 thousand, or 10.1% decrease. Earnings per share, return on assets, and return on equity decreased from $0.77, 1.17%, and 13.08%, respectively, in 2004, to $0.69, 1.02%, and 11.40%, respectively, in 2005. Although our net interest income increased $976 thousand between 2004 and 2005, it was offset by a $1.633 million increase in non-interest expense and a $380 thousand increase in the provision for loan losses. The increase in non-interest expense was driven by increases in salaries, employee benefits expense, computer service fees, professional fees, and other miscellaneous expenses. During 2005, we converted our core computer system, focused resources on Bank-related compliance efforts, and incurred increases in professional fees related to compliance with Section 404 of the Sarbanes - Oxley Act. These endeavors required us to purchase substantial amounts of new computer hardware and software, engage computer, accounting and other professional service firms, pay overtime wages, and create several new full and part-time job positions. The increase in the provision for loan losses was due to a decline in some of our key loan quality measures.

Although several of our key performance measures decreased during 2005, we experienced growth in our primary lines of business, namely deposits and loans. Total deposits increased from $571.929 million at December 31, 2004, to $604.958 million at December 31, 2005, a $33.029 million, or 5.8% increase. The increase in our total deposits was principally driven by our HSBC branch acquisition. During the first quarter of 2005, we assumed $32.967 million of deposit liabilities as a result of the acquisition. Similarly, total loans increased from $391.043 million at December 31, 2004, to $403.665 million at December 31, 2005, a $12.622 million, or 3.2% increase. This growth was driven by both the HSBC branch acquisition and our continuing efforts to increase the size of our small business loan portfolio.


26-K

During 2005, some of our key loan quality measures worsened. In particular, the amount of non-performing loans and loans charged-off net of recoveries both increased. At December 31, 2005, total non-performing loans and total non-performing loans as a percent of total loans were $4.918 million and 1.22%, as compared to $2.751 million and 0.70% at December 31, 2004, a $2.167 million, or 52 basis point increase. During the fourth quarter of 2005, the financial condition of one of our large commercial borrowers declined rapidly. This required us to place our loans to the borrower, totaling $973 thousand, on non-accrual status. During the third quarter we also restructured a troubled loan for a community-oriented, not-for-profit business. The balance of the loan at December 31, 2005, was $871 thousand. The loans to these two borrowers comprised 85.1% of the net increase in non-performing loans between December 31, 2004, and December 31, 2005.

During  the  fourth  quarter of 2005,  the  amount of loans  charged-off  net of recoveries increased precipitously. We experienced a sudden spike in net charge-offs in the consumer loan and commercial loan portfolio. Through the end of the third quarter of 2005, loans charged-off net of recoveries totaled $433 thousand. During the fourth quarter, we recorded $758 thousand in net charge-offs. Of the increase, $335 thousand was due to the charge-off of loans made to one commercial borrower. The remaining portion of the fourth quarter increase, totaling $423 thousand, was recorded in the consumer loan portfolio. Management attributes the sudden increase in consumer loan charge-offs to the change in the federal bankruptcy law that took effect during the fourth quarter.

The allowance for loan losses and the ratio of the allowance for loan losses to non-performing loans both increased between December 31, 2004, and December 31, 2005. The allowance for loan losses was $6.250 million at December 31, 2004, as compared to $6.640 million at December 31, 2005. Similarly, the ratio of the allowance for loan losses to period-end loans increased from 1.60% at December 31, 2004, to 1.64% at December 31, 2005. The Company's management believes the allowance for loan losses was adequate at December 31, 2005, to absorb inherent losses in the loan portfolio.

The information provided in ITEM 7, Parts C through F, that follow provide additional information as to the financial condition, results of operations, liquidity, and capital resources of the Company.

C. Financial Condition

a. Comparison of Financial Condition at December 31, 2005, and December 31, 2004

Please refer to the Consolidated Financial Statements presented in PART II, Item
                              8, of this document.

Asset Composition
-----------------
Our assets are comprised of earning and non-earning assets. Earning assets include our investment securities, loans, interest-bearing deposits at other banks, and federal funds sold. Non-earning assets include our real estate and other assets acquired as the result of foreclosure, facilities, equipment, goodwill and other intangibles, non-interest bearing deposits at other banks, and cash. We generally maintain 92% to 95% of our total assets in earning assets. The ratio of earning assets to total assets we maintained during 2004 and 2005 was slightly greater than the ratio maintained by comparable bank holding companies.

Total Assets
------------
During 2005, our total assets increased slightly, from $750.861 million at December 31, 2004, to $752.728 million at December 31, 2005, a $1.867 million, or less than 1% increase. This compares to a 3.0% increase in total assets between December 31, 2003, and December 31, 2004. During 2005, we acquired $32.967 million of deposit liabilities from HSBC, but repaid $31.109 million of short and long-term borrowings. During 2005 our management repaid maturing borrowings as they came due, which curbed growth in total assets. Throughout most of 2005 the yield curve was flat. This interest rate environment reduced the Bank's ability to earn spread on borrowed funds, which prompted management to repay rather than renew most borrowings during 2005.

Investment Securities
---------------------
Our investment securities portfolio consists of trading, available-for-sale, and held-to-maturity securities. The following table summarizes our trading, available-for-sale, and held-to-maturity investment securities portfolio for the periods indicated.


                                                                            27-K

Summary of Investment Securities:

                                                                    At December 31
                                     ----------------------------------------------------------------------------
                                               2005                      2004                      2003
                                     ----------------------------------------------------------------------------

                                      Amortized    Estimated    Amortized    Estimated    Amortized    Estimated
                                        Cost      Fair Value      Cost      Fair Value      Cost      Fair Value
                                     ----------------------------------------------------------------------------
                                                                   (In thousands)
                                     -----------  -----------  -----------  -----------  -----------  -----------
Trading (1):                             $1,334        $1,542       $1,347       $1,504       $1,028       $1,025
                                     -----------  -----------  -----------  -----------  -----------  -----------

Available-for-sale:
U.S. Treasuries                          $10,952      $10,866       $4,960       $5,016       $3,978       $4,023
Obligations of U.S. Government
   Corporations and Agencies              25,444       25,091       11,989       11,954        2,000        2,005
Obligations of States and Political
    Subdivisions (Municipal Bonds)        55,080       54,638       66,656       67,745       56,684       58,016
Mortgage - Backed Securities             146,463      143,248      159,289      158,645      192,745      192,365
Corporate Bonds                                0            0            0            0       13,038       13,949
Equity securities                          6,356        6,507        5,870        6,055        4,520        4,693
                                     -----------  -----------  -----------  -----------  -----------  -----------
   Total available-for-sale             $244,295     $240,350     $248,764     $249,415     $272,965     $275,051
                                     -----------  -----------  -----------  -----------  -----------  -----------

Held-to-maturity:
Obligations of States and Political
Subdivisions (Municipal Bonds)           $10,655      $10,633       $7,811       $7,999       $6,292       $6,515
Mortgage-Backed Securities                44,284       43,204       51,652       51,325       37,848       37,901
                                     -----------  -----------  -----------  -----------  -----------  -----------
   Total held-to-maturity                $54,939      $53,837      $59,463      $59,324      $44,140      $44,416
                                     -----------  -----------  -----------  -----------  -----------  -----------

(1) These securities are held by the Company for its non-qualified Executive Deferred Compensation plan.

Between December 31, 2004, and December 31, 2005, our investment securities portfolio (including trading, available-for-sale, and held-to-maturity) decreased $13.551 million, or 4.4%. During 2005, we sold or had mature $80.232 million of available-for-sale and held-to-maturity investment securities versus new purchases of $71.895 million. Proceeds from the sale or maturity of the investment securities portfolio in excess of new purchases were generally used to fund growth in our loan portfolio.

During 2005, we continued to reduce our concentration in mortgage-backed securities. These include both mortgage pass-through securities and collateralized mortgage obligations. At the end of 2005, our mortgage-backed securities portfolio comprised 63.2% of the carrying value of our investment securities portfolio. This compares to 67.6% and 71.9% at the end of 2004 and 2003, respectively. During 2003 and 2004, residential mortgage interest rates were very low. This boosted housing starts and provided considerable incentive for consumers to refinance their existing home. This, in turn, significantly accelerated the level of principal pre-payments on our mortgage-backed securities, requiring us to record unprecedented levels of amortization of premiums on investments in those years. Since the prepayment options embedded in mortgage-backed securities provides for more volatile investment securities cash flows and yields, the Bank's management reduced its concentration in mortgage-backed securities during 2004 and 2005 and increased its holdings of U.S. Treasury and U.S. government corporation and agency bonds.

The estimated fair value of the investment portfolio is largely dependent upon the interest rate environment at the time the market price is determined. As interest rates decline, the estimated fair value of bonds generally increases, and conversely, as interest rates increase, the estimated fair value of bonds generally decreases. At December 31, 2005, the net unrealized loss on the available-for-sale investment securities portfolio was $3.945 million. By comparison, at December 31, 2004, the net unrealized gain on the available-for-sale investment securities portfolio was $651 thousand. The change in net unrealized investment securities gains / losses between the periods was due to several factors, including the general rise in interest rates between the periods, the change in the composition of our investment securities portfolio, as well as the sale of available-for-sale securities. During 2003 and 2004, respectively, we purchased $203.619 million and $181.119 million of available-for-sale and held-to-maturity investment securities due principally to the high


28-K
levels of prepayments on our mortgage-backed securities portfolio. During those periods the coupon rates and yields on investment securities were very low. For this reason, management anticipates that the Company's available-for-sale investment securities portfolio will remain in a net unrealized loss position during 2006.

The following table sets forth information regarding the carrying value, weighted average yields, and anticipated principal repayments of the Bank's investment securities portfolio as of December 31, 2005. All amortizing security principal payments, including collateralized mortgage obligations and mortgage pass-through securities, are included based on their expected average lives. Callable securities, primarily callable agency securities, and municipal bonds are assumed to mature on their maturity date. Available-for-sale securities are shown at fair value. Held-to-maturity securities are shown at their amortized cost. The yields on debt securities shown in the table below are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2005. Yields on obligations of states and municipalities exempt from federal taxation were not tax-effected.

Investment Securities Maturity Table:

                                                      At December 31, 2005
                       ------------------------------------------------------------------------------------------------------------
                                                After One Year      After Five Years
                       In One Year or Less    through Five Years    through Ten Years      After Ten Years            Total
                       ------------------------------------------------------------------------------------------------------------

                                   Weighted              Weighted              Weighted              Weighted              Weighted
                        Carrying   Average    Carrying   Average    Carrying   Average    Carrying   Average    Carrying   Average
 Dollars in Thousands    Value      Yield      Value      Yield      Value      Yield      Value      Yield      Value      Yield
                       ------------------------------------------------------------------------------------------------------------
U.S. Treasuries
                              --    0.00%       $7,918     4.03%      $2,948    4.10%           --     0.00%     $10,866     3.65%
Obligations of U.S.
Government
Corporations               9,854    3.03%       15,237     3.75%          --    0.00%           --     0.00%      25,091     3.47%
and Agencies

Obligations of States
and Political
Subdivisions               5,084    3.98%       13,154     3.59%      36,932    3.83%       10,123     4.34%      65,293     3.87%
(Municipal Bonds)

Mortgage-backed
securities                 9,131    5.13%      145,236     4.21%      31,097    5.00%        2,068     5.42%     187,532     4.40%
                       ------------------------------------------------------------------------------------------------------------
 Total securities (1)    $24,069    4.03%     $181,545     4.12%     $70,977    4.35%      $12,191     4.52%    $288,782     4.19%
                       ============================================================================================================

(1) This table excludes trading securities totaling $1.542 million and other equity securities totaling $6.507 million at December 31, 2005.

At December 31, 2005, the approximate weighted average maturity for all of the Bank's available-for-sale and held-to-maturity debt securities was 4.4 years. This estimate was established based upon projected cash flows provided by a third party investment securities analyst and is used to provide comparisons with other companies in the banking industry. Our estimate fluctuates considerably from period to period due to our concentration in mortgage-backed securities.

The credit quality of our debt securities is strong. At December 31, 2005, 99.8% of the securities held in our available-for-sale and held-to-maturity investment securities portfolio were rated "A" or better by Moody's credit rating services; 95.1% were rated AAA. This compares to 99.8% and 94.1%, respectively, for the period ended December 31, 2004.

At December 31, 2005, we also held $6.507 million of equity securities including: $3.254 million in FHLBNY stock; a $1.829 million equity interest in a Small Business Investment Company, Meridian Venture Partners II, L.P; $1.229 million of common stock holdings of other banking institutions; $135 thousand of Federal Reserve Bank of New York stock; $35 thousand in New York Business Development Corporation stock; and $25 thousand in a money market mutual fund. By comparison, at December 31, 2004; equity securities totaled $6.055 million at estimated fair value. The increase in the estimated fair value of equity securities between the periods totaling $452 thousand was due to a $592 thousand increase in the common stock of other banking institutions (primarily due to additional security purchases during 2005) and a $200 thousand increase in the Bank's investment in Meridian Venture Partners II, L.P., offset by a $115 thousand decrease in FHLBNY stock and a $225 thousand decrease in the money market mutual fund balance.

Interest Bearing Bank Balances and Federal Funds Sold
-----------------------------------------------------

During 2005, we substantially reduced our time deposits with other banks. At December 31, 2004, time deposits at other banks were $10.099 million, as compared to $2.700 million at December 31, 2005, a $7.399 million decrease. These balances are comprised of FDIC-insured certificates of deposit (in amounts of $100,000 or less) in various FDIC-insured banks throughout the United States. All of the certificates of deposit were acquired by the Bank during the execution of


                                                                            29-K
wholesale leverage transactions in 2000, 2001 and 2004. The certificates of deposit purchased in December 2000 and January 2001 (original total - $20.0 million) were funded by equal amounts of FHLBNY advances with identical maturity terms. The cost of the advances were 0.70% - 0.75% below the yield on the like maturity certificates of deposit at the time of purchase. All of the certificates of deposit currently in our portfolio will mature prior to December 31, 2007.

In the normal course of business, we sell and purchase federal funds to and from other banks to meet our daily liquidity needs. Because the funds are generally an unsecured obligation of the counter party, we only sell federal funds to well-capitalized banks that carry strong credit ratings. Given the daily fluctuation in our federal funds sold position throughout the year, it is appropriate to compare the annual average federal funds sold positions rather than the positions at the end of the periods. During 2005, our average federal funds sold position was $8.110 million. By comparison, during 2004, our average federal funds sold position was $6.346 million.

Loan Portfolio
--------------

General. The total loan portfolio increased by $12.622 million, or 3.2%, during 2005. Total loans outstanding at December 31, 2005, were $403.665 million, as compared to $391.043 million at December 31, 2004. During 2005, we acquired $7.635 million of loans during the HSBC branch acquisition and continued to increase the loans outstanding in the commercial and commercial real estate categories. This was due to our efforts to expand our market area and focus our resources on this type of lending. During 2005, we established a new representative loan production office in the Syracuse, New York (Onondaga County) market, continued to seek loan opportunities with select loan brokers, expanded our network of banks to grow participation loans, and maintained a geographic footprint for small business loans that extended beyond our primary market area. The following table summarizes the composition of our loan portfolio over the prior five-year period.

Distribution of Loans Table:

                                                                        At December 31,
                             -------------------------------------------------------------------------------------------------------
                                    2005                 2004                 2003                 2002                 2001
                             -------------------------------------------------------------------------------------------------------
                              Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent
                             -------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Residential real estate (1)  $123,748      30.7%  $119,103      30.5%  $118,571      32.9%  $125,464      35.0%  $125,510      38.1%

Commercial real estate        144,171      35.7%   129,516      33.1%   115,733      32.1%   104,967      29.3%    87,268      26.5%

Commercial (2)                 69,651      17.3%    78,003      19.9%    65,031      18.0%    65,595      18.3%    53,157      16.1%

Consumer                       66,095      16.4%    64,421      16.5%    61,571      17.1%    62,269      17.4%    63,609      19.3%
                             -------------------------------------------------------------------------------------------------------
      Total loans             403,665     100.0%   391,043     100.0%   360,906     100.0%   358,295     100.0%   329,544     100.0%
                             ----------=========------------=========------------=========------------=========------------=========

Less:

Allowance for loan losses      (6,640)              (6,250)              (5,757)              (5,392)              (4,476)
                             --------             --------             --------             --------             --------
        Net loans            $397,025             $384,793             $355,149             $352,903             $325,068
                             ========             ========             ========             ========             ========

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

During the prior five-year period the composition of our loan portfolio has generally shifted from one with a concentration in residential real estate to one with a concentration in commercial real estate and commercial (primarily small business) loans. However, during 2005 our residential loan portfolio increased modestly, primarily due to an increase in home equity loans. During the first quarter of 2005 we acquired the loans of two branch offices of HSBC. The majority of the loans acquired were loans secured by residential properties. In addition, we continued to actively promote and competitively price our variable rate home equity line of credit product known as the "Prestige Line of Credit." The loan balances outstanding in the residential real estate category increased $4.721 million or 4.0% during 2005, from $119.103 million at December 31, 2004 to $123.824 million at December 31, 2005.

Our commercial real estate portfolio increased during 2005 due to our continued emphasis on small business lending and the low interest rate environment. Specifically, our commercial real estate portfolio increased from $129.516 million at December 31, 2004 to $144.171 million at December 31, 2005, a $14.655 million or 11.3% increase.


30-K

Our commercial loan portfolio decreased $8.352 million or 10.7% during 2005, from $78.003 million at December 31, 2004 to $69.651 million at December 31, 2005. During 2005 two large commercial borrowers repaid their loans with us. One paid-off approximately $4.5 million on a line of credit, which the Bank continues to maintain. The other borrower paid-off all loans with the Bank, totaling $5.220 million. In spite of the decrease in this category of loans during 2005, we will continue to focus our efforts on increasing the balances of our small business loan portfolio prospectively.

During 2005, we increased our total consumer loans outstanding by $1.674 million or 2.6%. During 2005, we continued to broaden our automobile dealer network to increase the volume of our indirect automobile loans (secured primarily by used vehicles). These efforts resulted in a $1.791 million increase in loans outstanding in this category. In management's opinion, higher levels of growth in indirect loans were curbed by a reduced level of used automobile sales in our primary market area. At December 31, 2004, our indirect automobile loan portfolio was comprised of 4,123 accounts, totaling $41.268 million. This compares to 4,217 accounts and $43.059 million at December 31, 2005, a 2.3% net increase in accounts and 4.3% net increase in indirect automobile loan volume outstanding.

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

Maturity and Repricing of Loans Table:

                                            One        More
                             Within One   Through      Than
                              Year (1)   Five Years  Five Years    Total
                             ----------------------------------------------
Residential real estate (1)    $51,624     $10,249     $61,875     $123,748
Commercial real estate          52,861       9,826      81,484      144,171
Commercial (2)                  39,203      11,202      19,246       69,651
Consumer                         9,265      47,332       9,498       66,095
                             ----------------------------------------------
     Total loans receivable   $152,953     $78,609    $172,103     $403,665
                             ==============================================

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

The following table sets forth fixed and adjustable rate loans with maturity dates after December 31, 2006:

Table of Fixed and Adjustable Rate Loans:

                                            Due After December 31, 2006
                                         ----------------------------------
                                           Fixed     Adjustable    Total
                                         ----------  ----------  ----------
Residential real estate (1)                $26,395     $90,647    $117,042
Commercial real estate                      93,034      50,084     143,118
Commercial (2)                              28,735      16,130      44,865
Consumer                                    58,800       1,454      60,254
                                          --------   ---------    --------
    Total loans                           $206,964    $158,315    $365,279
                                          ========    ========    ========

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States


                                                                            31-K

Commitments and Lines of Credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Since most of the standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2005 and December 31, 2004 standby letters of credit totaled $8.880 million and $9.948 million, respectively. At December 31, 2005 and December 31, 2004 the fair value of the Bank's standby letters of credit was not material.

In addition to standby letters of credit, we have issued lines of credit and other commitments to lend to our customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. These include home equity lines of credit, commitments for residential and commercial construction loans, commercial letters of credit, and other personal and commercial lines of credit. At December 31, 2005 and December 31, 2004 we had outstanding unfunded loan commitments of $76.783 million and $57.055 million, respectively, representing a $19.728 million or 34.6% increase period over period. The increase in the unfunded loan commitments was primarily due to growth in the unused portion of commercial and home equity lines of credit.

Asset Quality and Risk Elements
-------------------------------

General. One of our key objectives is to maintain strong credit quality of the Bank's loan portfolio. The following narrative provides summary information and our experience regarding the quality and risk elements of our loan portfolio.

Delinquent Loans. At December 31, 2005, we had $2.062 million of loans that were 30 or more days past due (excluding non-performing loans). This equaled 0.51% of total loans outstanding. By comparison, at December 31, 2004 we had $2.077 million of this same category of loans that were 30 or more days past due (excluding non-performing loans). This equaled 0.53% of total loans outstanding. Management considers the level of delinquent loans as low (relative to prior years' levels) and attributes the low levels of delinquency to improved delinquent loan collection procedures implemented in 2001.

Non-accrual, Past Due and Restructured Loans. The following chart sets forth information regarding non-performing assets for the periods stated.

Table of Non-performing Assets:

                                                          At December 31,
                                             ------------------------------------------
                 Dollars in Thousands         2005     2004     2003     2002     2001
                                             ------------------------------------------
Loans in Non-Accrual Status:
   Residential real estate (1)                 $327     $141     $257     $222     $465
   Commercial real estate                     2,287    2,168    1,199    1,049    1,587
   Commercial (2)                             1,191      243    1,700      760       33
   Consumer                                      61        9        8        3        5
                                             ------------------------------------------
               Total non-accruing loans       3,866    2,561    3,164    2,034    2,090
Loans Contractually Past Due 90 Days or
More and Still Accruing Interest                181      190      123      717      329
Troubled Debt Restructured Loans                871        0      371      387      861
                                             ------------------------------------------
              Total non-performing loans      4,918    2,751    3,658    3,138    3,280
Other real estate owned                          20       78       20       22      857
                                             ------------------------------------------
Total non-performing assets                  $4,938   $2,829   $3,678   $3,160   $4,137
                                             ==========================================
Total non-performing assets as a
percentage of total assets                     0.66%    0.38%    0.50%    0.45%    0.66%
                                             ==========================================
Total non-performing loans as a percentage
of total loans                                 1.22%    0.70%    1.01%    0.88%    1.00%
                                             ==========================================

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States


32-K

Total non-performing assets increased from $2.829 million at December 31, 2004, to $4.938 million at December 31, 2005, a $2.109 million or 74.5% increase. The substantial majority of the increase in non-performing assets was due to the decline in the financial condition of two of our large borrowers. During the third quarter of 2005 we restructured a credit facility for a struggling not-for-profit company. The loan balance at December 31, 2005 was $871 thousand and was current under the restructured terms. During the fourth quarter of 2005 the financial condition of one of our large commercial borrowers deteriorated rapidly. Due to the borrowers financial condition and past due status, we determined it was necessary to place the borrower's loans with us on non-accrual status. The total loans outstanding with the borrower were $973 thousand at December 31, 2005.

Other Real Estate Owned and Repossessed Assets. Other Real Estate Owned ("OREO") consists of properties formerly pledged as collateral on loans, which have been acquired by the Bank through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. At both December 31, 2004 and December 31, 2005 we held insignificant amounts of OREO property totaling less than $100 thousand.

Potential Problem Loans. In addition to non-performing loans, we have identified through normal credit review procedures potential problem loans totaling $7.897 million or 2.0% of total loans outstanding at December 31, 2005. By comparison, at December 31, 2004, potential problem loans totaled $8.662 million or 2.2% of total loans outstanding. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future.
Potential problem loans are typically loans that are performing, but are classified by our loan rating system as "substandard." Potential problem loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a higher credit classification. Management does not believe the decrease in potential problem loans, totaling $765 thousand between December 31, 2004, and December 31, 2005 to be significant or indicative of an improvement in the overall quality of the loan portfolio. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, become restructured, or require increased allowance coverage and provision for loan losses.

Loan Concentrations. At December 31, 2005 we had $33.210 million of total loans outstanding and $1.795 million of unfunded loan commitments secured by commercial rental properties. Total loans outstanding in this category comprised 8.2% of our total loans outstanding at December 31, 2005. We have nine (9) borrowers within this area of concentration that each has outstanding loan balances in excess of $1.0 million. The aggregate amount of loans outstanding to these nine (9) borrowers at December 31, 2005, was $23.393 million. All of these loans were in compliance with contractual payment terms at December 31, 2005. The remaining portfolio was comprised of approximately seventy-five (75) loans and spread amongst a diverse group of properties and borrowers. By comparison, at December 31, 2004, we had $22.707 million of commercial rental property loans outstanding with seven (7) of these loans in excess of $1.0 million totaling $12.873 million.

At December 31, 2005 we had outstanding $28.538 million or 7.1% of our total loans outstanding to borrowers who operate in the hotel / motel industry. By comparison, at December 31, 2004 we had outstanding $30.048 million, or 7.7% of our total loans outstanding in this same category. The hotel / motel properties that we finance are geographically dispersed throughout our market area and the broader statewide region. The Bank's Board of Directors has established a specific exposure guideline for this hotel / motel industry at 50% of the Bank's total equity capital, which at December 31, 2005 was $32.449 million.

At December 31, 2005 we had $25.350 million of total loan outstanding and $2.054 million of unfunded loan commitments to manufacturing companies. Total loans outstanding in this category comprised 6.2% of our total loans outstanding at December 31, 2005. This compares to $23.076 million in loans outstanding and $8.795 million of unfunded loan commitments to this sector at December 31, 2004. Although our borrowers operate in various industries within the manufacturing sector, we have experienced a general decline in the financial condition of several borrowers within this sector. We have eight (8) borrowers in the manufacturing sector with aggregate credit facilities in excess of $1.0 million. Five (5) of these have either been placed on non-accrual status, identified as a potential problem loan, or identified as a "special mention" loan requiring special monitoring.

At December 31, 2005 we had $22.766 of total loans outstanding and $1.418 million of unfunded loan commitments secured by residential rental properties. Total loans outstanding in this category comprised 5.6% of our total loans outstanding at December 31, 2005. Within this group we had six (6) loans to four
(4) borrowers totaling approximately $9.6 million that operate independent living, assisted living, or residential care facilities for senior citizens. None of these


                                                                            33-K
loans was classified as substandard at December 31, 2005 and all were performing pursuant to contractual terms. By comparison, at December 31, 2004 we had $22.257 million of total loan commitments in this same category.

At December 31, 2005 we had $16.663 million of total loans outstanding and $4.065 million of unfunded loan commitments to automotive dealerships. Total loans outstanding in this category comprised 4.1% of our total loans outstanding at December 31, 2005. The largest eight (8) borrowers comprise $19.380 million or 93.5% of the loan commitments to this industry. Management monitors the dealer floor plan loans provided to six of these seven borrowers by conducting inventory reviews on a monthly basis.

At December 31, 2005 we had $13.943 million of total loans outstanding and $6.135 million of unfunded loan commitments to borrowers in the convenience store / fuel business. Total loans outstanding in this category comprised 3.5% of our total loans outstanding at December 31, 2005. By comparison, at December 31, 2004, we had $22.036 million of total loan commitments to this industry. At December 31, 2005 none of the loans to these borrowers were rated substandard by our management. These loans were primarily distributed among five (5) borrowers. We have loan commitments totaling $8.000 million to one borrower in this industry.

Other areas of concentration at December 31, 2005, include $12.724 million of loan commitments to medical facilities and medical practices, $9.527 million of loan commitments to general residential and commercial contractors, $8.632 million of loan commitments to various restaurants, and $8.049 million of loan commitments to religious and human services organizations. Although we classified these industries as areas of credit concentration, we believe the aggregate exposure to these industries do not pose unwarranted amounts of risk to the Company.

Summary of Loss Experience (Charge-Offs) and Allowance for Loan Losses. The following table sets forth the analysis of the activity in the allowance for loan losses, including charge-offs and recoveries, for the periods indicated.

Analysis of the Allowance for Loan Losses Table:

                                                     Years Ended December 31,
                                             ------------------------------------------
                                              2005     2004     2003     2002     2001
                                             ------------------------------------------
                                                      (Dollars in thousands)
Balance at beginning of year                 $6,250   $5,757   $5,392   $4,476   $4,003
  Charge offs:
    Residential real estate (1)                  20      133      174       93      225
    Commercial real estate                        0       51        0        0      148
    Commercial (2)                              364      121      193      402      123
    Consumer                                  1,091      639    1,109      926      905
                                             ------------------------------------------
       Total charge offs                      1,475      944    1,476    1,421    1,401
                                             ------------------------------------------
  Recoveries:
    Residential real estate (1)                  39       20       10        0       24
    Commercial real estate                        0        0        0        0       40
    Commercial (2)                               29       51       78      250       88
    Consumer                                    217      166      188      167      181
                                             ------------------------------------------
        Total recoveries                        285      237      276      417      334
                                             ------------------------------------------
Net charge-offs                               1,190      707    1,200    1,004    1,068
Provision for loan losses                     1,580    1,200    1,565    1,920    1,540
                                             ------------------------------------------
Balance at end of year                       $6,640   $6,250   $5,757   $5,392   $4,476
                                             ==========================================

Ratio of net charge-offs during the year to    0.30%    0.19%    0.33%    0.29%    0.33%
average loans outstanding during the year
                                             ==========================================
Allowance for loan losses to total loans       1.64%    1.60%    1.60%    1.50%    1.36%
                                             ==========================================
Allowance for loan losses to non-
performing loans                                135%     227%     157%     172%     136%
                                             ==========================================


(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States


34-K

The allowance for loan losses and the allowance for loan losses as a percent of total loans increased from $6.250 million and 1.60%, respectively, at December 31, 2004 to $6.640 million and 1.64%, respectively, at December 31, 2005. This represents a $390 thousand and 4 basis point increase between the periods. In 2005 the provision for loan losses increased to $1.580 million, versus $1.200 million in 2004. During 2005, two of our key credit quality measures, namely net charge-offs and non-performing loans, worsened, as compared to 2004. These trends in our loan portfolio, as well as the decline in the financial condition of one of our large commercial borrowers during the fourth quarter of 2005, prompted us to increase the provision for loan losses during the fourth quarter to absorb the estimated losses embedded in our loan portfolio. Management and the Board of Directors deemed the allowance for loan losses as adequate at December 31, 2005 and December 31, 2004.

Allocation of the Allowance for Loan Losses. We allocate our allowance for loan losses among the loan categories indicated below. This allocation should not be interpreted as a projection of: (i) likely sources of future charge-offs, (ii) likely proportional distribution of future charge-offs among loan categories, or
(iii) likely amounts of future charge-offs. Additionally, since management regards the allowance for loan losses as a general balance, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the designated categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance represented by the allocation is presented below for the periods indicated.

Loan Loss Summary Allocation Table:

                                                        At December 31,
                       -----------------------------------------------------------------------------------
                                 2005                         2004                        2003
                       -----------------------------------------------------------------------------------
                                     Percent of                   Percent of                   Percent of
                                     Allowance                    Allowance                    Allowance
                       Amount of      for Loan      Amount of      for Loan      Amount of      for Loan
                       Allowance     Losses in      Allowance     Losses in      Allowance     Losses in
                        for Loan        Each         for Loan        Each         for Loan        Each
Dollars in Thousands     Losses       Category        Losses       Category        Losses       Category
                       -----------------------------------------------------------------------------------
Residential real
estate (1)                 $595           9.0%          $670          10.7%          $545           9.5%
Commercial real
estate                    3,171          47.8%         2,454          39.3%         2,248          39.0%
Commercial (2)            1,512          22.8%         1,435          23.0%         1,297          22.5%
Consumer                  1,114          16.8%         1,080          17.3%           966          16.8%
Unallocated                 248           3.7%           611           9.8%           701          12.2%
                       -----------------------------------------------------------------------------------
  Total                  $6,640         100.0%        $6,250         100.0%        $5,757         100.0%
                       ===================================================================================

                                            At December 31,
                       ------------------------------------------------------
                                  2002                       2001
                       ------------------------------------------------------
                                     Percent of                   Percent of
                                     Allowance                    Allowance
                       Amount of      for Loan      Amount of      for Loan
                       Allowance     Losses in      Allowance     Losses in
                        for Loan        Each         for Loan        Each
Dollars in Thousands     Losses       Category        Losses       Category
                       ------------------------------------------------------
Residential real
estate (1)                 $718          13.3%          $598          13.4%
Commercial real
estate                    2,051          38.0%         1,461          32.6%
Commercial (2)            1,282          23.8%           891          19.9%
Consumer                  1,017          18.9%           982          21.9%
Unallocated                 324           6.0%           544          12.2%
                       ------------------------------------------------------
  Total                  $5,392         100.0%        $4,476         100.0%
                       ======================================================

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Other Non-earning Assets and Bank Owned Life Insurance
------------------------------------------------------

Cash and Due from Banks. In order to operate the Bank on a daily basis, it is necessary for us to maintain a limited amount of cash at our teller stations and within our vaults and ATMs to meet customers' demands. In addition, we always maintain an amount of check and other presentment items in the process of collection (or float). We are also required to maintain a clearing / reserve balance at the Federal Reserve Bank of New York and minimum target balances at our correspondent banks. At December 31, 2005, we maintained $12.817 million, or 1.7% of total assets in these categories of non-earning assets. This compares to $10.440 million, or 1.4% of total assets at December 31, 2004.

Premises and Equipment.  The net book value of premises and equipment  increased
$570 thousand or 9.7%, from $5.860 million at December 31, 2004, to $6.430 million at December 31, 2005. During 2005, we acquired $440 thousand of real property and equipment in the HSBC branch acquisition and purchased significant amounts of computer equipment for our core computer system conversion and expansion activities.

Bank-Owned Life Insurance. The cash surrender value of the life insurance at December 31, 2005 was $15.530 million, as compared to $14.975 million at December 31, 2004. The increase was attributable to an increase in the cash surrender value of the policies between the periods totaling $555 thousand. The policies are issued by four life insurance


                                                                            35-K
companies who all carry strong financial strength ratings. The policies are issued on the lives of the Bank's senior management.

Goodwill and Other Intangible Assets. As a result of the HSBC branch transaction in February, 2005, we recorded $1.836 million in goodwill and $492 thousand in core deposit intangible. No impairment of the goodwill from the HSBC transaction or previous transactions was deemed necessary during 2005. The $492 thousand increase in core deposit intangible was offset by $171 thousand of amortization expense on the HSBC core deposit intangible, as well as previously recorded intangible assets, resulting in a $321 thousand net increase. The core deposit intangible on the HSBC acquisition is being amortized over 5 years on a straight-line basis.

Other Assets. Other assets increased by $2.026 million, or 18.0%, from $11.253 million at December 31, 2004, to $13.279 million at December 31, 2005. Other assets are comprised of other real estate owned, interest receivable, prepaid dealer reserve, prepaid pension plan asset, computer software, net deferred tax assets, deferred taxes on investment securities, other assets, other prepaid items, and other accounts receivable. Several factors contributed to the net increase in other assets between the periods.

The largest contributing factor to the increase in other assets was the significant swing in our deferred taxes on investment securities between the periods. Our deferred taxes on investment securities increased $1.789 million between the periods due to the significant decline in net unrealized gains / losses in our available-for-sale investment securities portfolio between December 31, 2004 and December 31, 2005. At December 31, 2004 the net unrealized gain on our available-for-sale investment securities portfolio was $651 thousand. This compares to a net unrealized loss of $3.945 million at December 31, 2005.

Composition of Liabilities
--------------------------

Deposits. Deposits are our primary funding source. At December 31, 2005 deposits represented 88.3% of our total liabilities, compared to 83.7% at December 31, 2004. At December 31, 2004 our total deposits were $571.929 million. This compares to $604.958 million at December 31, 2005, a $33.029 million or 5.8% increase. The increase in total deposits was primarily attributable to our HSBC branch acquisition in the first quarter of 2005, in which we assumed $32.967 million of deposit liabilities.

At December 31, 2005, $343.095 million or 56.7% of our total deposits were in accounts without a stated maturity date versus $261.863 million or 43.3% of total deposits in certificates of deposit. This compares to $330.389 million or 57.8% of total deposits and $241.540 million or 42.2% of total deposits, respectively, at December 31, 2004.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2005.

Time Accounts Maturity Table:

                                                           Maturity as of December 31, 2005
                                             -------------------------------------------------------------
                                                                       Over 6 to
                Dollars in Thousands          3 Months     Over 3 to       12        Over 12
                                              or  Less     6 Months      Months       Months         Total
                                             -------------------------------------------------------------
Certificates of Deposit of $100,000 or more    $21,557      $12,369       $9,746      $34,475      $78,147
Certificates of Deposit less than $100,000      29,340       21,005       29,493      103,878      183,716
                                             -------------------------------------------------------------

Total of time accounts                         $50,897      $33,374      $39,239     $138,353     $261,863
                                             =============================================================

Foreign Deposits in Domestic Offices. At December 31, 2005, we held $3.793 million of deposits from foreign depositors. This compares to $13.824 million at December 31, 2004. The substantial majority of these deposit relationships were acquired during 1994 when we purchased certain assets and all of the deposit liabilities from the First National Bank of Downsville in Delaware County, New York. Due to the difficulty associated with servicing our foreign depositors, during 2005 we asked each of these customers to close their accounts upon maturity. At December 31, 2005, a few certificates of deposit and other interest-bearing accounts remained active.

Borrowings. Total borrowed funds consist of short-term and long-term borrowings. Short-term borrowings include federal funds purchased, treasury, tax, and loan notes held for the benefit of the U.S. Treasury Department, and securities sold under agreements to repurchase with our customers and other third parties. Long-term borrowings consist of monies we


                                                                            36-K
borrowed from the FHLBNY for various funding requirements and wholesale funding strategies. At December 31, 2005, our ratio of borrowed funds (including short-term and long-term borrowings) to total liabilities decreased as compared to December 31, 2004. Total borrowed funds were $71.829 million or 10.5% of total liabilities at December 31, 2005, as compared to $102.938 million or 15.1% of total liabilities at December 31, 2004, a $31.109 million decrease. During 2005, upon acquisition of the HSBC branches, we repaid a $15.0 million borrowing from a large money center bank. The monies were initially borrowed in the fourth quarter of 2004 to purchase $15.0 million of available-for-sale investment securities with the intention of replacing the borrowing with the core deposit liabilities assumed in the HSBC branch acquisition. In addition, throughout 2005 we repaid other short-term and long-term borrowings as they came due. In prior years, management has borrowed funds at the FHLBNY for the purpose of acquiring investment securities or time deposits at other banks to increase net interest income. Management did not execute any new such wholesale leverage transactions during 2005 due to a poor interest rate climate, most notably the flat Treasury yield curve. See Note 8 of the Consolidated Financial Statements contained in
PART II, Item 8, of this document for additional detail on our borrowed funds.

D. Results of Operations

a. Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

Please refer to the Consolidated Financial Statements presented in PART II, Item
                              8, of this document.

Summary. Net income for 2005 was $7.744 million. This was $874 thousand or 10.1% less than 2004 net income of $8.618 million. This resulted in a $0.08 decrease in earnings per share. Earnings per share were $0.69 in 2005, as compared to $0.77 in 2004. Although net interest income and several components of non-interest income improved year over year, they were negated by an increase in non-interest expense, an increase in the provision for loan losses, and a decrease in net investment securities gains. In 2005 net interest income increased $976 thousand. This was principally due to an increase in both the volume and the yield on the loan portfolio. This improvement was offset by a $1.633 million increase in non-interest expense. In 2005 we incurred significant increases in most components of non-interest expense due to expansion activities, the core computer system conversion, and significant regulatory compliance efforts, including Sarbanes-Oxley Act compliance and Bank Secrecy Act / Anti-Money Laundering compliance.

During the fourth quarter of 2005, we recorded $800 thousand in the provision for loan losses to increase the allowance for loan losses to a level that reflected the estimated embedded losses in the portfolio. The substantial increase in the provision for loan losses during the fourth quarter was principally due to the substantial decline in the financial condition of one of our large commercial borrowers and increase in net charge-offs.

In 2004 we recorded $1.031 million of investment securities gains due principally to the sale of $12.986 million of available-for-sale investment securities. Low interest rates through the period allowed us to sell investment securities at substantial gains to our book value. During 2005 interest rates increased, which reduced the level of investment securities gains on available-for-sale securities. As a result, during 2005 we sold $9.350 million of available-for-sale investment securities and recorded $469 thousand of net investment securities gains.

Our return on average assets declined from 1.17% in 2004 to 1.02% in 2005. Similarly, our return on average stockholders' equity also declined from 13.08% in 2004 to 11.40% in 2005. In 2005 average assets and average stockholders' equity increased, while net income declined, resulting in a lower return on average assets and lower return on average equity.

Net Interest Income. Net interest income is our most significant source of earnings. During 2005, net interest income comprised 82% of our total revenues (the other 18% was due to non-interest income). This compares to 81% and 19%, respectively, for 2004. For this reason, the following tables, including the Asset and Yield Summary Table, the Interest Rate Table and the Rate and Volume Table and the associated analytical narrative are important components of our results of operations.

The following table summarizes the total dollar amount of interest income from average earnings assets and the resultant yields, as well as the interest expense and rate paid on average interest bearing liabilities. No tax equivalent adjustments were made for tax-exempt assets. The average balances presented are calculated using daily totals and averaging them for the period indicated.


                                                                            37-K

Asset and Yield Summary Table:

                                                 For the Years Ended December 31,
                         -------------------------------------------------------------------------------
                                          2005                                      2004
                         -------------------------------------------------------------------------------
                           Average      Interest       Yield        Average      Interest       Yield
                         Outstanding     Earned          /        Outstanding     Earned          /
                           Balance        /Paid        Rate         Balance        /Paid        Rate
                         -------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Earning Assets:
Federal funds sold          $8,110          $270         3.33%       $6,346           $81         1.28%
Interest- bearing
deposits                     9,006           449         4.99%        8,581           534         6.22%
Securities (1)             297,965        11,908         4.00%      308,101        11,685         3.79%
Loans, Net (2)             392,240        27,683         7.06%      367,328        24,865         6.77%
                          ----------------------                   ----------------------
   Total earning assets    707,321        40,310         5.70%      690,356        37,165         5.38%

Non-earning assets          46,394                                   46,394
                          --------                                 --------
      Total assets        $753,715                                 $736,750
                          ========                                 ========

Liabilities:
Savings accounts           $98,356          $677         0.69%      $95,657          $601         0.63%
Money market
accounts                    42,667         1,145         2.68%       28,773           328         1.14%
NOW accounts               112,042         1,134         1.01%      122,640         1,023         0.83%
Time & other deposit
accounts                   277,649         8,984         3.24%      271,317         7,526         2.77%
Borrowings                  83,225         2,990         3.59%       82,929         3,283         3.96%
                          ----------------------                   ----------------------
Total interest-bearing
liabilities                613,939        14,930         2.43%      601,316        12,761         2.12%

Non-interest bearing
deposits                    67,790                                   61,626
Other non-interest
bearing liabilities          5,986                                    7,913
                          --------                                 --------
      Total liabilities    687,715                                  670,855
Stockholders' equity        67,950                                   65,895
                          --------                                 --------
 Total liabilities and
stockholders' equity      $755,665                                 $736,750
                          ========                                 ========
Net interest income                      $25,380                                  $24,404
                                         =======                                  =======
Net interest rate
spread (3)                                               3.27%                                    3.26%
                                                       ======                                   ======
 Net earning assets        $93,382                                  $89,040
                          ========                                 ========
Net interest margin (4)                                  3.59%                                    3.53%
                                                       ======                                   ======
Ratio of earning assets
to interest-bearing       ========                                 ========
liabilities                 115.21%                                  114.81%
                          ========                                 ========

                           For the Years Ended December 31,
                          -----------------------------------
                                        2003
                          -----------------------------------
                            Average       Interest    Yield
                          Outstanding      Earned       /
                            Balance         /Paid     Rate
                          -----------------------------------
                                 (Dollars in thousands)
Earning Assets:
Federal funds sold           15,175           173      1.14%
Interest- bearing
deposits                     14,149           928      6.56%
Securities (1)              302,387        13,050      4.32%
Loans, Net (2)              352,935        24,477      6.94%
                          -----------------------
   Total earning assets     684,646        38,628      5.64%

Non-earning assets           43,580
                          ---------
      Total assets         $728,226
                          =========


Liabilities:
Savings accounts            $89,087          $791      0.89%
Money market
accounts                     30,938           298      0.96%
NOW accounts                121,288         1,353      1.12%
Time & other deposit
accounts                    280,290         8,258      2.95%

Borrowings                   77,068         3,453      4.48%
                          -----------------------
Total interest-bearing
liabilities                 598,671        14,153      2.36%

Non-interest bearing
deposits                     57,355
Other non-interest

bearing liabilities           8,454
                           --------
      Total liabilities     664,480
Stockholders' equity         63,746
                           --------
  Total liabilities and
stockholders' equity       $728,226
                           ========

Net interest income                       $24,475
                                          =======
Net interest rate
spread (3)                                             3.28%
                                                     ======


 Net earning assets         $85,975
                           ========
Net interest margin (4)                                3.57%
                                                     ======
Ratio of earning assets
to interest-bearing        ========
liabilities                  114.36%
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


38-K

Net interest income increased $976 thousand or 4.0% in 2005. During 2005 national interest rates increased (see comparative interest rate table below for an 8 quarter history of interest rates). These changes, particularly the changes to the national prime rate of interest (eight 25 basis point increases totaling 200 basis points), helped increase the average yield on net loans from 6.77% in 2004 to 7.06% in 2005. During 2005 we maintained approximately $155 million in variable rate loans. The substantial majority of these variable rate loans were indexed to the national prime rate, which contributed to the improved yield on these assets. The interest income on our loan portfolio increased from $24.865 million in 2004 to $27.683 million in 2005, a $2.818 million or 11.3% increase. Also during the year, we increased the average dollar volume of loans outstanding through our loan production efforts and the HSBC branch acquisition. During 2004 the average volume of our net loans was $367.328 million, as compared to $392.240 million during 2005, a 6.8% increase.

In addition to increases in interest income on loans, during 2005 we recorded an increase in the interest income on our investment securities. Although our average volume of securities decreased during 2005, as loans grew and we repaid borrowings, we recorded a $223 thousand increase in interest income on securities over 2004. During 2004, due to the very low interest rate environment, we recorded $2.180 million in net amortization of premiums and accretion of discounts on investments. This decreased to $1.027 million in 2005. Within our investment securities portfolio, we maintained a concentration of mortgage-backed securities. Many of these securities were purchased at premiums to their par value. As homeowners refinanced and prepaid their mortgages during 2004 due to the low interest rate environment, we received prepayments on these securities, which required us to record substantial amounts of amortization on the premiums. During 2005 the level of homeowner refinancing decreased due to higher residential mortgage interest rates, resulting in a decrease in the amount of amortization recorded on this portfolio. Our yield on investment securities was 3.79% in 2004, versus 4.00% in 2005.

Due to the rising interest rate environment during 2005 and the acquisition of the HSBC branches, we substantially increased the interest expense on our most interest rate sensitive deposits, namely money market and time accounts. During 2005, the interest expense on these two categories of deposits increased $2.275 million. Throughout 2005 our competitors raised their deposit interest rates due to the higher national interest rate environment. To remain competitive and retain our customer's deposit accounts, we also raised our deposit rates. This rate increase, coupled with the HSBC branch acquisition and slight increases in less interest sensitive savings and NOW account interest rates, our total cost of interest-bearing liabilities increased from 2.12% in 2004 to 2.43% in 2005, a 31 basis point increase.

At December 31, 2005 the Treasury yield curve was very flat. The two year and the ten year Treasury notes were both yielding 4.34%. This flat interest rate environment inhibits our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments. This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their "interest spread," which generates net interest income. If this flat interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively.

Comparative Interest Rate Table:

----------------------------------------------------------------------------------------------------------------------------------
                                                      2005                                               2004
                               -------------------------------------------------  ------------------------------------------------

      Interest Rates (1)        December     September      June         March      December     September      June       March
--------------------------------------------------------------------------------  ------------------------------------------------
Target Federal Funds Rate          4.25%         3.75%       3.25%        2.75%        2.25%         1.75%      1.00%       1.00%
--------------------------------------------------------------------------------  ------------------------------------------------
NYC Prime                          7.25%         6.75%       6.25%        5.75%        5.25%         4.75%      4.00%       4.00%
--------------------------------------------------------------------------------  ------------------------------------------------
90 Day Treasury Bill               3.97%         3.48%       2.98%        2.78%        2.23%         1.71%      1.32%       0.95%
--------------------------------------------------------------------------------  ------------------------------------------------
6 Month Treasury Bill              4.32%         3.87%       3.12%        3.09%        2.56%         1.95%      1.68%       0.99%
--------------------------------------------------------------------------------  ------------------------------------------------
1 Year Treasury Note               4.37%         3.88%       3.40%        3.38%        2.77%         2.14%      2.20%       1.17%
--------------------------------------------------------------------------------  ------------------------------------------------
2 Year Treasury Note               4.34%         4.08%       3.65%        3.83%        3.09%         2.53%      2.84%       1.53%
--------------------------------------------------------------------------------  ------------------------------------------------
3 Year Treasury Note               4.30%         4.08%       3.69%        4.03%        3.27%         2.81%      3.32%       1.93%
--------------------------------------------------------------------------------  ------------------------------------------------
5 Year Treasury Note               4.31%         4.14%       3.77%        4.27%        3.65%         3.29%      3.97%       2.71%
--------------------------------------------------------------------------------  ------------------------------------------------
10 Year Treasury Note              4.34%         4.29%       4.00%        4.59%        4.29%         4.04%      4.75%       3.76%
--------------------------------------------------------------------------------  ------------------------------------------------
Federal Housing Finance Board
National Avg. Mortgage             6.22%         5.83%       5.80%        5.68%        5.65%         5.77%      5.73%       5.69%
Contract Rate (2)
--------------------------------------------------------------------------------  ------------------------------------------------

(1) The yields and interest rates presented in this table are provided to us by a third party vendor on a bi-weekly basis. The interest rates provided in the table were obtained from the report nearest to the month-end.

(2) The Federal Housing Finance Board national average mortgage contract rate is presented with a one-month lag.


                                                                            39-K

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

Rate and Volume Table:

                                                        Year Ended December 31,
                                    --------------------------------------------------------------
                                             2005 vs. 2004                   2004 vs. 2003
                                    --------------------------------------------------------------
                                      Rate      Volume     Total       Rate      Volume     Total
                                    --------------------------------------------------------------
                                                           (In thousands)
Earning assets:
   Federal funds sold                 $161        $28       $189        $19      ($111)      ($92)
   Interest-bearing deposits          (110)        25        (85)       (46)      (348)      (394)
   Securities                          621       (398)       223     (1,608)       243     (1,365)
   Loans                             1,088      1,730      2,818       (595)       983        388
                                    -----------------------------  -------------------------------
          Total earning assets       1,760      1,385      3,145     (2,230)       767     (1,463)
                                    -----------------------------  -------------------------------

Interest bearing liabilities:
    Savings accounts                    58         17         75       (245)        55       (190)
    Money market accounts              603        214        817         52        (22)        30
    NOW accounts                       205        (93)       112       (345)        15       (330)
    Time accounts                    1,234        224      1,458       (486)      (246)      (732)
    Borrowings                        (306)        13       (293)      (421)       251       (170)
                                    -----------------------------  -------------------------------
Total interest bearing liabilities   1,794        375      2,169     (1,445)        53     (1,392)
                                    -----------------------------  -------------------------------

Change in net interest income         ($34)    $1,010       $976      ($785)      $714       ($71)
                                    -----------------------------  -------------------------------

During 2005 we recorded a $3.145 million increase in interest income and a $2.169 million increase in interest expense, netting a $976 thousand improvement in net interest income over 2004. Between the periods we recorded a $2.818 million increase in interest income on loans. This comprised 89.6% of the net increase in interest income between the periods. As mentioned above, we maintained an average variable rate loan portfolio of approximately $155 million throughout 2005. As interest rates climbed during 2005 the interest rates and resultant yields on these loans increased. In addition, during 2005 as loans matured or were repaid, they were replaced by new loans at higher rates of interest. Due to these factors, the amount of interest income recorded on loans due to changes in rate contributed an additional $1.088 million to interest income between 2004 and 2005. The increase in the average volume of loans outstanding between 2004 and 2005 (due to our HSBC branch acquisition and our loan production efforts) contributed an additional $1.730 million toward interest income between the periods.

During 2005 we recorded $11.908 million of interest income on investment securities, as compared to $11.685 million during 2004, a $223 thousand increase. During 2005, the yield on the investment securities portfolio improved primarily because we recorded a decrease in the net amortization of premiums and accretion of discounts on investments between the periods. The increase in interest income on investment securities between the periods due to rate was $621 thousand. This was offset by a $398 thousand decrease in interest income on investments securities due to a decrease in the average volume of investment securities outstanding between the periods.

During 2005 we recorded $449 thousand of interest income from interest-bearing deposits held at other banks. This compares with $534 thousand in 2004, an $85 thousand decrease. During the course of 2004 and 2005 we had mature $7.598 million of FDIC-insured certificates of deposit that were originally acquired during 2000 and 2001 in connection with an interest rate arbitrage wholesale leverage strategy. Interest rates were significantly higher in 2000 and 2001 than in 2004 and 2005. In addition, during the fourth quarter of 2004 we acquired $4.800 million of FDIC-insured certificates of deposit as part of a wholesale leverage strategy consummated in connection with the HSBC branch acquisition. The certificates of deposit acquired in the fourth quarter of 2004 were acquired at a much lower rate of interest than the certificates that had matured in connection with the 2000 / 2001 interest arbitrage wholesale leverage strategy. These activities resulted in a $110 thousand decrease in interest income due to rate and a $25 thousand increase in interest income due to an increase in the average volume between the periods.


40-K

During 2005 we maintained an average balance in our federal funds sold account of $8.110 million. This compares to $6.346 million during 2004. In addition, throughout 2004 and 2005 the Federal Open Market Committee raised the target federal funds rate by 325 basis points (thirteen 25 basis point increases). Due to these changes, interest income on federal funds sold increased $189 thousand between 2004 and 2005, $161 thousand due to an increase in rate and $28 thousand due to the increase in volume of federal funds sold.

During 2005 the interest expense on all categories of our interest-bearing deposits increased relative to 2004. The most significant increases between the periods were recorded on our most interest-sensitive deposits, namely time and money market accounts. This was due to both the rapidly rising short-term interest rates throughout both periods and the HSBC branch acquisition consummated during the first quarter of 2005. The total increase in interest expense on interest-bearing deposits due to rate was $2.100 million. This compares to a net increase in interest expense on interest-bearing deposits due to volume of $362 thousand. Between the periods, the average volume of savings, money market, and time accounts increased, while the average volume of NOW accounts decreased. The decrease in NOW account volumes was principally due to a decrease in deposit balances in our Electronic Money Management Account, a consumer-oriented deposit account. The increase in the average volume of savings, money market and time accounts was principally due to the HSBC branch acquisition.

The total interest expense on our borrowings decreased from $3.283 million in 2004 to $2.990 million in 2005, a $293 thousand decrease. During 2005 we repaid $37.807 million of long-term borrowings. Most of these borrowings were borrowed in periods when borrowing costs were greater than the rates that prevailed during 2005. Although we re-borrowed $24.900 million of long-term borrowings during 2005, the rates of interest on these borrowings were lower than the rates of borrowings that were repaid.

Provision for Loan Losses. During 2005 we recorded a provision for loan losses of $1.580 million, or 0.40% of average total loans outstanding. This compares to $1.200 million, or 0.31% of average total loans outstanding in 2004. The provision for loan losses increased in 2005, as compared to 2004, due to a decline in the credit quality of our loan portfolio. During 2005, net loan charge-offs increased $483 thousand or 68.3%, from $707 thousand or 0.19% of average total loans outstanding in 2004 to $1.190 million or 0.30% of average total loans outstanding in 2005. Similarly, during 2005 we experienced an increase in the level of our non-performing loans. At December 31, 2005 we had $4.918 million of non-performing loans outstanding versus $2.751 million at December 31, 2004. This was a $2.167 million or 78.8% increase between the periods.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, investment security gains / (losses), income on bank-owned life insurance, other service fees, and other income. Non-interest income decreased modestly from $5.634 million in 2004 to $5.510 million in 2005. This represents a $124 thousand or 2.2% decrease. Increases in trust fees, service charges on deposit accounts, other service fees, and other income, were negatively offset by a significant decrease in net investment security gains, a modest decrease in commission income and a slight decrease in bank-owned life insurance income.

Total trust fees increased during 2005. Specifically, during 2004 we recorded total trust fees of $1.325 million, as compared to $1.472 million in 2005, a $147 thousand or 11.1% increase. The increase in trust fees between the periods was due to an increase in non-recurring estate administration commissions and trust account termination fees, as well as an increase in general service fees on trust, custodial, and investment management accounts. During 2004 we revised our trust account fee schedule. Accordingly, the increased fees imposed by the revised fee schedule impacted all of 2005, as opposed to only a portion of fiscal 2004. In 2005 we recorded $118 thousand in trust / estate closing fees, as compared to $81 thousand in 2004.

Service charges on deposit accounts increased from $1.556 million in 2004 to $1.615 million in 2005, a $59 thousand or 3.8% increase. During the second half of 2004, we increased certain penalty charges on checking accounts, the impact of which was recognized for the full-year of 2005 versus only for a portion of 2004. In addition, due to the HSBC branch acquisition in the first quarter of 2005, the number of demand deposit accounts upon which we were able to assess service charges increased year over year.

Our commission income is generated from the Bank's insurance agency subsidiary, Mang - Wilber LLC. During 2005 we recorded $489 thousand of commission income, as compared to $524 thousand in 2004, a $35 thousand or 6.7% decrease. During 2005 our agency did not renew coverage on several large commercial property and casualty insurance accounts due to competitive factors. In addition the agency's personal lines property and casualty "book of business" did not grow substantially between periods. These two factors resulted in a net decrease in commission income.

During 2005, we recognized net pre-tax investment securities gains of $469 thousand. This was a $562 thousand or 54.5% decrease, as compared to 2004. In 2004 we recorded $1.031 million in net pre-tax investment securities gains. During 2005 we sold $9.350 million of available-for-sale investment securities and an additional $70.882 million in


                                                                            41-K
available-for-sale and held-to-maturity securities matured or were called. By comparison, during 2004 we sold $12.986 million of available-for-sale investment securities and had an additional $175.702 in available-for-sale and held-to-maturity securities mature or be called. The principal cash flows from matured, called, and sold investment securities and the realized gains generated from those principal cash flows were greater in 2004 than in 2005 due to historically low interest rates experienced during 2004.

The income related to the increase in the cash surrender value of bank-owned life insurance decreased from $570 thousand in 2004 to $555 thousand in 2005, a $15 thousand or 2.6% decrease. During 2005 the insurance companies that underwrote our bank-owned life insurance decreased the crediting rates to their policyholders because the yields on their investment securities portfolios generally declined during 2004 and 2005 as a result of the low interest rate environment.

Other service fees are comprised of numerous types of fee income, including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers' check sales, wire transfer fees, letter of credit fees, and other miscellaneous service charges, commissions, and fees. Other service fees increased substantially year over year. During 2004 we recorded $286 thousand in other service fees, versus $471 thousand in 2005, a $185 thousand or 64.7% increase. The substantial majority of the increase in other services fees in 2005 was due to a substantial increase in mortgage commissions year over year. During 2005 we increased our marketing efforts and streamlined our mortgage origination process to increase the volume of mortgages we originate as agent for a large regional bank based in the Southeast. These efforts, coupled with the low mortgage rates prevalent during most of 2005, increased our mortgage origination fees by $159 thousand, from $69 thousand in 2004 to $228 thousand in 2005.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of foreclosed real estate, and distributions from two insurance trusts, in which the Bank participates. Other income increased from $342 thousand in 2004 to $439 thousand in 2005, a $97 thousand, or 28.4% increase. During 2004, we recorded $113 thousand of investment services income, as compared to $211 thousand in 2005, a $98 thousand, or 86.7% increase. During 2003, we hired a financial planning and investment management specialist and licensed eight additional employees to sell investment services. The fee income improvements experienced in 2005 were the result of additional mutual fund, annuity, and investment securities sales generated by these employees. In addition, during 2005 we recorded a $25 thousand increase in other income due to the improved performance in a title insurance agency in which we hold an ownership interest. During 2004 we recorded $18 thousand of other income due to the title agency, as compared to $43 thousand in 2005. This improvement was offset by a $25 thousand decrease in the amount distributed from a credit life insurance trust in which we participate through our membership in the New York Bankers Association.
During 2004 we received a $52 thousand distribution from this credit life insurance trust, versus $27 thousand in 2005.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other expense. Total non-interest expense increased from $17.218 million in 2004 to $18.851 million in 2005, a $1.633 million or 9.5% increase. During 2005, we acquired two branch offices from HSBC, opened a loan production office in Syracuse, New York, converted our core computer operating system, and completed a few significant compliance related projects, including documenting and testing our internal controls over financial reporting in compliance with the Sarbanes-Oxley Act (Section 404). These efforts resulted in significant increases in several categories of non-interest expense.

Salaries expense increased significantly in 2005. Total salaries expense in 2005 was $9.040 million versus $8.425 million in 2004, a $615 thousand or 7.3% increase. The $615 thousand increase between periods was due to several factors. To service the accounts acquired from HSBC we increased our teller and customer service staff by ten (10) full-time employees. During the second quarter of 2005 we opened a loan production office in Syracuse, New York, and hired two (2) additional staff members. In addition, throughout 2004 and 2005 we provided salary increases to various members of the Company's staff for merit and cost of living purposes. And finally, due to our core computer system conversion and our Sarbanes-Oxley Act (Section 404) compliance efforts, we recorded $78 thousand in increased overtime wages. These increases were partially offset by a $227 thousand reduction in salaries expense related to the Company's profit sharing incentive and commission plans.

In 2005 employee benefits expense increased $296 thousand or 12.8%, from $2.316 million in 2004 to $2.612 million in 2005. Although various components of benefits expense changed year over year, the increase was primarily attributable to three factors, namely group health insurance costs, F.I.C.A expense, and retirement plan costs. During 2005, we experienced higher claims on our partially self-insured group health insurance plan. This resulted in a $155 thousand increase in plan costs year over year. In addition, during 2005 the expense associated with our pension plan increased from $477 thousand in 2004 to $574 thousand in 2005, a $97 thousand increase. And finally, due to an increase in


42-K
salaries expense, our F.I.C.A. tax increased from $580 thousand in 2004 to $639 thousand in 2005, a $59 thousand increase.

On February 28, 2006, we "froze" our defined benefit pension plan and replaced it with a defined contribution 401k retirement plan. Under the frozen plan, no future benefits will accrue for the plan's participants. We expect that the switch from the defined benefit retirement plan to the defined contribution 401k plan will reduce retirement benefit related expense by $163 thousand in 2006.

Occupancy expense and furniture and fixture expense both increased during 2005 due to our expansion activities, increased utilities cost, and increased property taxes. In 2005 we recorded total occupancy and furniture and fixture expenses of $2.197 million. This compares to $2.327 million in 2004, a $130 thousand or 5.9% increase. During 2005 our utilities cost increased $64 thousand due primarily to higher fuel prices. Our school and land taxes increased $33 thousand or 11.4% year over year due to increased property taxes assessed by the municipalities in which our main office and branch offices operate. In addition, we acquired an office building in the HSBC branch acquisition. And finally, building repair and maintenance costs due to increased snow removal costs and depreciation expense increased $27 thousand and $17 thousand, respectively, year over year.

Computer service fees increased from $598 thousand in 2004 to $745 thousand in 2005, a $147 thousand or 24.6% increase. During the third quarter of 2005, we converted our proprietary core computer operating system to a system more widely used throughout the banking industry. To complete the conversion we incurred significant computer consulting fees to: (i) convert existing data to the new system, (ii) build software interfaces between the core system and related ancillary computer systems, and (iii) set and test new system parameters. In addition, to operate the new system(s) on an ongoing basis we entered into various software licensing agreements and maintenance contracts with several hardware and software computer system vendors.

Advertising and marketing expense decreased $30 thousand or 5.6% in 2005, from $538 thousand in 2004 to $508 thousand in 2005. During 2004 we recorded a significant increase in advertising and marketing expense to support our market expansion activities. In addition, due to the low interest rate environment in 2004, we increased the promotion expense related to variable rate home equity line of credit. We reduced our expenditures on these marketing and advertising endeavors in 2005 due to our concentration on our computer conversion and compliance efforts.

Professional fees increased $197 thousand or 38.5% in 2005, from $512 thousand in 2004 to $709 thousand in 2005. The increase was principally due to a substantial increase in independent auditor fees and an accounting consultant related to our Sarbanes - Oxley Act compliance efforts.

Other miscellaneous expenses include directors' fees, fidelity insurance, the Bank's OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expense related to the Bank's accounts receivable financing service, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, goodwill impairment, OREO expenses, gain / loss on the disposal of assets, minority interest expense, Amex(R) listing fees, and several other miscellaneous expenses. During 2005, other miscellaneous expenses increased $278 thousand, or 10.6%, from $2.632 million in 2004 to $2.910 million in 2005. The following table itemizes the individual components of other miscellaneous expenses that increased or (decreased) by more than $10 thousand between the periods.


                                                                            43-K

Table of Other Miscellaneous Expenses:

----------------------------------------------------------------------------------------------
                                                                        Year
                                                                -----------------
Description of Other Miscellaneous                                                 Increase /
Expense                                                          2005        2004  (Decrease)
----------------------------------------------------------------------------------------------
dollars in thousands
Directors fees                                                   $200        $150        $50
Accounts receivable financing servicing
expense                                                           165         152         13
Customer relations expense                                         79          67         12
Charitable donations                                               84         107        (23)
Office Supplies                                                   318         261         57
Postage and Shipping                                              270         224         46
Travel and entertainment                                          229         198         31
Software amortization                                             183         165         18
Amortization of Intangible Assets                                 171          84         87
Minority interest for Mang - Wilber
insurance agency subsidiary                                        90         110        (20)
Other losses                                                       36          25         11
American stock exchange listing fees                               20          73        (53)
(Gain) / loss on disposal of assets                                (5)         30        (35)
All other expense items, net                                    1,070         986         84
                                                            ----------------------------------
            Total Other Miscellaneous Expense                  $2,910      $2,632       $278
----------------------------------------------------------------------------------------------

Income Taxes. Income tax expense decreased from $3.002 million in 2004 to $2.715 million in 2005, a $287 thousand, or 9.6% decrease. The primary reason income tax expense decreased between the periods was due to a decrease in pre-tax income. Our effective tax rates for 2005 and 2004 were 26.0% and 25.8%, respectively.

During 2004 and 2005 we recorded New York State income tax expense utilizing a statutory alternative minimum tax rate of 3%. This rate was used because New York State tax law has allowed us to claim a 60% dividends paid deduction for dividends paid to the Bank by its subsidiary, Wilber REIT, Inc. This section of New York State tax law, namely, Article 32, may not be renewed in its current form, which would disallow the dividends paid deduction for taxable income earned in tax years beginning January 1, 2006. If this were to occur, our New York State income tax expense would increase in 2006 and beyond, negatively affecting the results of operations. If passed, we expect the legislative change would increase our New York State income tax rate to 6.75%.

b. Comparison of Operating Results for the Years Ended December 31, 2004, and December 31, 2003

Please refer to the Consolidated Financial Statements presented in PART II, Item
                              8, of this document.

Summary. Net income for 2004 was $8.618 million. This was $95 thousand or 1.1% less than 2003 net income of $8.713 million. Earnings per share also decreased slightly, from $0.78 in 2003 to $0.77 in 2004. Minor decreases in net interest income and other income and an increase in other expenses were partially offset by reductions in the provision for loan losses and income taxes. During 2004 net interest income decreased by $71 thousand or 0.3%, from $24.475 million in 2003 to $24.404 million in 2004. A reduction in net interest income due to rate totaling $785 thousand was offset by an increase in net interest income due to volume of $714 thousand. Similarly, other income decreased modestly from $5.663 million in 2003 to $5.634 million in 2004. Decreases in trust fees, investment securities gains, bank-owned life insurance income, other service fees, and other income were offset by increases in service charges on deposit accounts and commission income. Other expenses increased $635 thousand or 3.8% in 2004 due to increases in employee benefits expense, occupancy expense, computer service fees, advertising and marketing, professional fees, and other fees totaling $810 thousand, offset by reductions in salaries expense and furniture and equipment expense totaling $175 thousand. The provision for loan losses in 2004 was $1.200 million, as compared to $1.565 million in 2003, a $365 thousand decrease due primarily to a decrease in net charge-offs and improved asset quality. Income taxes decreased from $3.277 million in 2003 to $3.002 million in 2004, a $275 thousand or 9.2% decrease due to increased tax-exempt municipal security income and a reduction in income before taxes.

Our return on average assets declined from 1.20% in 2003 to 1.17% in 2004. Similarly, our return on average stockholders' equity also declined from 13.67% in 2003 to 13.08% in 2004. In 2004 average earning assets and average


44-K
stockholders' equity increased modestly, while net income declined, resulting in a lower return on average assets and lower return on average equity.

Net Interest Income. Net interest income is our most significant source of earnings. During both 2004 and 2003 net interest income contributed 81% of our total revenues, as compared to 19% for non-interest income. Net interest income decreased $71 thousand or 0.3% in 2004. Specifically, our net interest income was $24.404 million in 2004, as compared to $24.475 million in 2003. Throughout 2004, national interest rates remained low relative to historical interest rates (see comparative interest rate table below for an 8 quarter history of interest rates). This interest rate environment allowed us to reduce the interest rates paid on our deposits (particularly time deposits) and borrowings, netting a reduction in interest expense and the total cost of interest-bearing liabilities. In 2004 our interest-bearing liabilities expense and cost were $12.761 million and 2.12% respectively. This compares to $14.153 million and 2.36%, respectively, in 2003. A reduction in interest expense totaling $1.392 million was offset by a reduction in interest income totaling $1.463 million. In 2004 the interest income and net yield on our earning assets were $37.165 million and 5.38%, respectively. In 2003, the interest income and net yield on our earning assets were $38.628 million and 5.64%, respectively. The primary cause for the decrease in interest income and our total earning asset yield was the reduction in interest income on our investment securities portfolio (including trading, available-for-sale and held-to-maturity).

Comparative Interest Rate Table:

--------------------------------------------------------------------------------------------------------------------------------
                                                     2004                                              2003
                                --------------------------------------------- --------------------------------------------------
     Interest Rates (1)         December     September      June      March       December    September       June       March
----------------------------------------------------------------------------- --------------------------------------------------
Target Federal Funds Rate           2.25%         1.75%     1.00%      1.00%          1.00%        1.00%      1.00%       1.25%
----------------------------------------------------------------------------- --------------------------------------------------
NYC Prime                           5.25%         4.75%     4.00%      4.00%          4.00%        4.00%      4.00%       4.25%
----------------------------------------------------------------------------- --------------------------------------------------
90 Day Treasury Bill                2.23%         1.71%     1.32%      0.95%          0.88%        0.91%      0.81%       1.10%
----------------------------------------------------------------------------- --------------------------------------------------
6 Month Treasury Bill               2.56%         1.95%     1.68%      0.99%          0.99%        1.00%      0.82%       1.10%
----------------------------------------------------------------------------- --------------------------------------------------
1 Year Treasury Note                2.77%         2.14%     2.20%      1.17%          1.21%        1.06%      0.84%       1.16%
----------------------------------------------------------------------------- --------------------------------------------------
2 Year Treasury Note                3.09%         2.53%     2.84%      1.53%          1.84%        1.47%      1.10%       1.49%
----------------------------------------------------------------------------- --------------------------------------------------
3 Year Treasury Note                3.27%         2.81%     3.32%      1.93%          2.31%        1.97%      1.40%       1.86%
----------------------------------------------------------------------------- --------------------------------------------------
5 Year Treasury Note                3.65%         3.29%     3.97%      2.71%          3.24%        2.82%      2.16%       2.73%
----------------------------------------------------------------------------- --------------------------------------------------
10 Year Treasury Note               4.29%         4.04%     4.75%      3.76%          4.27%        3.94%      3.27%       3.82%
----------------------------------------------------------------------------- --------------------------------------------------
Federal Housing Finance Board
National Avg. Mortgage              5.65%         5.77%     5.73%      5.69%          5.79%        5.61%      5.68%       5.88%
Contract Rate (2)
--------------------------------------------------------------------------------------------------------------------------------

(1) The yields and interest rates presented in this table are provided to us by a third party vendor on a bi-weekly basis. The interest rates provided in the table were obtained from the report nearest to the month-end.

(2) The Federal Housing Finance Board national average mortgage contract rate is presented with a one-month lag.

In 2003 our investment securities portfolio generated $13.050 million in interest income resulting in a 4.32% yield. By comparison, in 2004 our investment securities portfolio generated $11.685 million in interest income and yielded 3.79%, a $1.365 million reduction in interest income and 53 basis point reduction in yield. During 2004, we experienced very rapid prepayments on the mortgage-backed securities sector of our investment securities portfolio, requiring us to record a significant amount of amortization of premiums on our investment securities. During 2003 we recorded a net amortization of premiums and accretion of discounts on investments of $1.682 million. This compares to $2.180 million in 2004, a $498 thousand increase. Additionally, due to the high levels of prepayments and the low interest rate environment, we reinvested much of the investment securities proceeds in investment securities at investment yields below the investment yield on the maturing security, driving down our yields. Specifically, during 2003 and 2004 we received investment securities proceeds (primarily due to prepayments) totaling $344.788 million, $156.031 million in 2003 and $188.757 million in 2004.

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

During 2004 both the yield and average volume outstanding of interest-bearing bank balances decreased. This resulted in a $394 thousand decrease in interest income year over year. In 2003 the average balances outstanding and average yield on interest-bearing bank balances were $14.149 million and 6.56% respectively. This compares to $8.581 million and 6.22% in 2004. During 2003 and 2004, several FDIC-insured bank certificates of deposit acquired in a wholesale


                                                                            45-K
leverage transaction during the fourth quarter of 2000 and first quarter of 2001 matured. The average yield on these maturing certificates ranged from 6.50 -
6.75%. During the fourth quarter of 2004, we acquired $4.800 million of FDIC-insured certificates of deposit as part of a wholesale leverage transaction. The interest rate paid on these certificates of deposit was lower (2.40 - 3.40%) than the interest rates paid on the matured certificates, resulting in a decrease in our average yield on interest-bearing bank balances in 2004.

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

During 2004 we offset our decrease in earning asset yields by decreasing the cost of interest-bearing liabilities. Specifically, the interest expenses and total cost of interest-bearing liabilities was $14.153 million and 2.36% in 2003, as compared to $12.761 million and 2.12% in 2004, respectively. During 2004, we reduced our interest expense on our savings accounts, NOW accounts, time accounts, and borrowings, and only modestly increased the interest expense on our money market accounts.

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

During 2004 the interest expense and cost associated with savings accounts and NOW accounts also decreased even though the average balance maintained in both categories increased. In 2003, savings accounts balances averaged $89.087 million. This compares to $95.657 million in 2004, a $6.570 million, or 7.4% increase. In spite of this increase, the interest expense related to savings accounts decreased by $190 thousand, from $791 thousand in 2003 to $601 thousand in 2004. During 2003 and 2004 we decreased the interest rate paid on our savings accounts as a result of the decrease in short-term interest rates during the second quarter of 2003. This decreased our average cost on savings deposits from 0.89% in 2003 to 0.63% in 2004, a 26 basis point decrease. Similarly, the average cost of our NOW accounts decreased from 1.12% in 2003 to 0.83% in 2004 for this same reason. This reduced interest expense on NOW accounts from $1.353 million in 2003 to $1.023 million in 2004, a $330 thousand, or 24.4% decrease.

Our interest expense and average cost of borrowings decreased during 2004. Specifically, in 2003 our interest expense on borrowings was $3.453 million, as compared to $3.283 million in 2004. During 2003 and 2004 respectively, we repaid $17.497 million and $5.470 million of high cost borrowings. These matured borrowings were replaced by $6.758 million and $32.541 million of new lower-cost borrowings in 2003 and 2004, respectively, which reduced the average cost of borrowed funds from 4.48% in 2003 to 3.96% in 2004.

The cost of our money market accounts increased from 0.96% in 2003 to 1.14% in 2004 due to an increase in the 90-day Treasury bill rate during 2004. The majority of our money market account balances were deposited in our highest interest rate tier in 2004, which was indexed weekly to the 90-day Treasury bill rate. For this reason, as the 90-day Treasury bill rate increased during 2004, as did our cost of money market deposit accounts.

Rate and Volume Analysis. During 2004 we were able to maintain our net interest income near the 2003 levels because we increased the volume of our earning assets and reduced the cost of interest-bearing liabilities. Specifically, in 2004 net interest income decreased by $71 thousand, from $24.475 million in 2003 to $24.404 million in 2004. The growth in the volume of our earning assets contributed an additional $767 thousand in interest income in 2004 (over 2003), while the reduction in our interest-bearing liability costs reduced interest expense by $1.445 million. These two factors combined nearly offset the decrease in interest income on earning assets of $2.230 million due to a change in interest rates.

Interest income on investment securities decreased $1.365 million during 2004, due to reduction in volume. An increase in the average volume of securities contributed an additional $243 thousand of interest income in 2004, while a reduction in the yield on the securities portfolio decreased interest income by $1.608 million. During 2004 we experienced very rapid prepayments on our mortgage-backed securities portfolio due to the low interest rates available on home mortgages. During 2004 many homeowners refinanced or repaid their existing mortgage to lower their interest rate or move into a new home. These rapid prepayments required us to amortize a significant portion of premiums paid by us to obtain these securities. Additionally, due to a high turnover rate on our investment securities portfolio in 2003 and 2004, many of the securities purchased were purchased at yields below the yield on the maturing security. The reduction in


46-K
interest income on the securities portfolio due to a change in interest rates was the largest contributing factor toward our decrease in net interest income.

Interest income on loans increased $388 thousand during 2004. Changes in interest rates caused a $595 thousand reduction in interest income, while an increase in the average volume of loans outstanding increased interest income by $983 thousand. Although interest rates declined on loans during 2004, we increased the interest income earned on loans by increasing loans outstanding.

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

During 2004 we experienced a significant reduction in interest expense due to a reduction in the rate and volume of time accounts. During 2004 higher-rate certificates of deposit were replaced by new certificates of deposit at lower rates. Interest expense on time accounts decreased $732 thousand in 2004, as compared to 2003. Interest expense decreased $486 thousand as a result of a reduction in rates and $246 thousand as a result of a reduction in volume. The average cost of time deposits was 2.95% in 2003, as compared to 2.77% in 2004, while the average volume of time deposits decreased from $280.290 million in 2003 to $271.317 million in 2004.

Savings accounts, NOW accounts, and borrowings experienced similar rate and volume patterns in 2004. In 2004 the average balances of all three of these categories of interest bearing liabilities increased, while the average interest rate paid decreased. The increase in the average balances resulted in additional interest expense due to a change in volume, while the change in the rates decreased interest expense. On the savings accounts, interest expense decreased $190 thousand due to a $245 thousand reduction in interest expense due to a change in rates, offset by a $55 thousand increase in interest expense due to an increase in the average volume. On the NOW accounts, interest expense decreased $330 thousand due to a $345 thousand reduction in interest expense due to a change in rates, offset by a $15 thousand increase in interest expense due to an increase in the average volume. And finally, on borrowings, interest expense decreased $170 thousand due to a $421 thousand reduction in interest expense due to a change in rates, offset by a $251 thousand increase in interest expense due to an increase in the average volume.

Interest expense on our money market accounts increased $30 thousand in 2004 over 2003. Interest expense increased $52 thousand due to an increase in interest rates paid on money market accounts, while interest expense decreased $22 thousand due to a reduction in the volume of money market accounts. The majority of our money market accounts are indexed to the 90-day Treasury bill rate, which increased during 2004.

Provision for Loan Losses. The provision for loan losses was $1.200 million or 0.33% of average total loans outstanding in 2004, as compared to $1.565 million or 0.44% of average total loans outstanding in 2003. This was a $365 thousand or 23.3% decrease. The provision for loan losses decreased in 2004 as compared to 2003 due to a general improvement in the credit quality of our loan portfolio. During 2004 net loan charge-offs decreased by $493 thousand or 41.1%, from $1.200 million or 0.33% of average loans outstanding in 2003 to $707 thousand or 0.19% of average loans outstanding in 2004. Similarly, during 2004 we experienced a reduction in the level of our non-performing loans. At December 31, 2003, we had $3.658 million of non-performing loans outstanding versus $2.751 million at December 31, 2004. This was a $907 thousand or 24.8% decrease between the periods. Delinquent loans also decreased between the periods. At December 31, 2004, we had $2.267 million of loans or 0.58% of total loans outstanding that were 30 or more days past due (excluding loans placed on non-accrual status). By comparison, at December 31, 2003, we had $2.752 million or 0.76% of total loans outstanding that were 30 or more days past due (excluding loans placed on non-accrual status). The potential problem loans did not change significantly between the periods. Potential problem loans increased slightly between the periods, from $7.846 million or 2.2% of total loans outstanding at December 31, 2003, to $8.662 million or 2.2% of total loans outstanding at December 31, 2004.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, investment security gains / (losses), income on bank-owned life insurance, other service fees, and other income. Non-interest income decreased slightly from $5.663 million in 2003 to $5.634 million in 2004. This represents a $29 thousand or 0.5% decrease. Increases in service charges on deposit accounts and commissions income were negatively offset by decreases in trust fees, investment security gains, bank-owned life insurance income, other service fees, and other income.


                                                                            47-K

Total trust fees decreased slightly in 2004. Specifically, trust fees totaled $1.383 million in 2003, as compared to $1.325 million in 2004, a $58 thousand or 4.2% decrease. The decrease in trust fees between the periods was primarily due to a reduction in non-recurring closing fees, including estate administration commissions and trust account termination fees. In 2003 we recorded $289 thousand in trust / estate closing fees, as compared to $81 thousand in 2004. We partially offset this decline in 2004 by recording a $151 thousand increase in fees on other trusts, custodial and investment management accounts. Although there was a decrease in the period end market value of trust accounts between December 31, 2003 and December 31, 2004, the average value of trust assets administered by the Bank increased, driving the increase in our trust fees. The decrease in the period end market value of trust accounts between the periods was primarily due to the reduction in value of a single trust account totaling approximately $26.600 million.

Service charges on deposit accounts increased from $1.457 million in 2003 to $1.556 million in 2004, a $99 thousand or 6.8% increase. During the second half of 2004, we increased certain penalty charges on checking accounts. This, in addition to a higher average balance of demand deposit accounts in 2004 versus 2003, increased our service charge income year over year.

Our commission income is generated from the Bank's insurance agency subsidiary, Mang - Wilber LLC. During 2004 we increased the number of policies through additional sales to customers and purchased a two-thirds interest in a small specialty-lines insurance agency located in Clifton Park, New York. These factors increased our commission income from $434 thousand in 2003 to $524 thousand in 2004, a $90 thousand or 20.7% increase.

During 2004 we recorded net pre-tax investment securities gains of $1.031 million on the call and sale of investment securities. This was a $33 thousand or 3.1% decrease as compared to 2003. In 2003 we recorded $1.064 million in net pre-tax investment securities gains. During 2004 we sold $12.986 million of available-for-sale investment securities and had an additional $175.771 million in available-for-sale and held-to-maturity securities mature or be called as interest rates declined. Our corporate securities were sold during 2004 to reduce the credit risk in our investment securities portfolio.

The income related to the increase in the cash surrender value of bank-owned life insurance decreased from $639 thousand in 2003 to $569 thousand in 2004, a $70 thousand or 11.0% decrease. During 2004 the insurance companies decreased the crediting rates for their policyholders because yields decreased on their investment securities portfolios as a result of the low interest rate environment.

Other service fees are comprised of numerous types of fee income, including merchant credit card processing fees, residential mortgage origination fees, official check and check cashing fees, travelers' check sales, wire transfer fees, letter of credit fees, and other miscellaneous service charges, commissions, and fees. Other service fees decreased from $325 thousand in 2003 to $286 thousand in 2004, a $39 thousand or 12.0% decrease. During the second quarter of 2003, we lost our largest merchant credit card customer, which decreased fees related to this service from $58 thousand in 2003 to $9 thousand in 2004, a $49 thousand decrease. This decrease was partially offset by an increase in our mortgage loan fees. During 2004, we increased our marketing efforts and origination process to increase the volume of mortgages we originate as agent for another bank. These efforts, coupled with the low mortgage rates, increased our mortgage loan fees by $30 thousand, from $39 thousand in 2003 to $69 thousand in 2004.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of foreclosed real estate, and distributions from two insurance trusts, in which the Bank participates. Other income decreased from $361 thousand in 2003 to $342 thousand in 2004, a $19 thousand or 5.3% decrease. During 2004 we recorded $113 thousand of investment services income, as compared to $54 thousand in 2003, a $59 thousand increase. During 2003 we hired a financial planning and investment management specialist and licensed eight additional employees to sell investment services. The fee income improvements experienced in 2004 were the result of additional mutual fund, annuity, and investment securities sales generated by these employees. These improvements were negatively offset by a $50 thousand decrease in income related to the Bank's investment in New York Bankers Title Agency East and a $28 thousand net decrease in other miscellaneous income items.

Non-Interest Expense. Non-interest expenses are comprised of salaries and employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other expense. Total non-interest expense increased from $16.583 million in 2003 to $17.218 million in 2004, a $635 thousand or 3.8% increase.

Salaries expense decreased slightly in 2004. Specifically, total salaries expense was $8.425 million in 2004, as compared to $8.548 million in 2003, a $123 thousand or 1.41% decrease. Although the net decrease in salaries was modest in 2004, there were several positive and negative factors, which contributed to the net change. Base salaries, overtime, and


                                                                            48-K
employee incentive pay increased by $276 thousand, or 3.5% in 2004, from $7.889 million in 2003 to $8.165 million in 2004 due to annual wage and salary adjustments for existing employees and expansion activities, including the addition of new employees. This increase was offset by a $399 thousand decrease in salaries expense recorded between the periods due to our deferred compensation plan for executives. Under the plan, participants may defer a portion of their salary into the plan. The deferred amounts are then invested in either "phantom stock units" of the Company or other permissible investments allowed under the plan. The deferred amounts allocated to "phantom stock units" are indexed to the economic performance of the Company's common stock with changes recorded to salaries expense. During 2004, we recorded $83 thousand of expense due to the "phantom stock units" component of the plan, as compared to $395 thousand during 2003, a $312 thousand decrease. Similarly, during 2004 we recorded $177 thousand of expense due to the other investments held by the plan, as compared to $264 thousand in 2003, an $87 thousand decrease.

During 2004, we recorded $2.316 million of employee benefits expense, as compared to $2.230 million in 2003, an $86 thousand or 3.9% increase between the periods. The net increase in benefits expense, although modest, was due to several positive and negative factors. Our group health insurance expenses increased from $650 thousand in 2003 to $717 thousand in 2004, a $67 thousand or 9.3% increase due to increased claims and plan administration costs. In addition, during 2004 we recorded increases in F.I.C.A. expense (due to increased salaries expense), group life insurance, group disability, employee education, supplemental executive retirement plan benefits, and other benefits totaling $95 thousand. These increases were partially offset by a $67 thousand decrease in retirement plan expenses and a $9 thousand decrease in workers compensation expense between the periods.

Our net occupancy expense on bank premises increased $86 thousand or 6.3%, from $1.360 million in 2003 to $1.446 million in 2004. During 2004, building repairs, utilities, insurance, building rental expense, school and land taxes, and depreciation expense all increased due to general inflationary-type increases and the establishment of a new full-service branch office in Johnson City (Broome County), New York, and a representative loan production office in Kingston (Ulster County), New York.

Furniture and equipment expense decreased $52 thousand or 6.5% in 2004, from $803 thousand in 2003 to $751 thousand in 2004. During 2004, equipment maintenance and repair costs and depreciation expense declined by $30 thousand and $26 thousand respectively.

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

Other miscellaneous expenses include directors' fees, fidelity insurance, the Bank's OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expense related to the Bank's accounts receivable financing service, charitable donations and customer relations, other miscellaneous losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, goodwill impairment, OREO expenses, gain / loss on the disposal of assets, minority interest expense, Amex(R) listing fees, and several other miscellaneous expenses. During 2004, other expenses increased $140 thousand or 5.6%, from $2.492 million in 2003 to $2.632 million in 2004. The following table itemizes the individual components of other miscellaneous expenses that increased or (decreased) by more than $10 thousand between the periods.


                                                                            49-K

Table of Other Miscellaneous Expenses:

----------------------------------------------------------------------------
                                                      Year
                                                 ----------------
                                                                 Increase /
Description of Other Expense                      2004     2003  (Decrease)
----------------------------------------------------------------------------
dollars in thousands
Directors fees                                   $   150  $   168  $   (18)
Bad debt collection expense                          137      178      (41)
Accounts receivable financing servicing expense      152      100       52
Customer relations expense                            67       31       36
Charitable donations                                 107       89       18
Telephone                                            178      227      (49)
Travel and entertainment                             198      177       21
Software amortization                                165      130       35
Intangible asset amortization                         84      115      (31)
Deferred reserves for unused loan commitments          4       38      (34)
Minority interest for Mang - Wilber insurance
agency subsidiary                                    110       89       21
Other losses                                          25       38      (13)
American stock exchange listing fees                  73       --       73
All other expense items, net                       1,182    1,112       70
                                                 -------------------------
                  Total Other                    $ 2,632  $ 2,492  $   140
----------------------------------------------------------------------------

Income Taxes. Income tax expense decreased from $3.277 million in 2003 to $3.002 million in 2004, a $275 thousand, or 8.4% decrease. The decrease in the income tax expense was primarily due to a net increase in tax-exempt income of $397 thousand in 2004 and decreased pre-tax earnings. Our effective tax rates for 2004 and 2003 were 25.8% and 27.3%, respectively.

Our income tax expense and effective tax rate were reduced in 2004 (as well as in prior years) because current New York State tax law allows us to claim a 60% dividends paid deduction for dividends paid to the Bank by its subsidiary, Wilber REIT, Inc. Legislation has been proposed at the New York State level, which would change the tax treatment of dividends paid by real estate investment trusts, such as Wilber REIT, Inc. If the law is passed in its current form with an effective date of January 1, 2005, our annual income tax expense would increase by approximately $320 thousand, increasing our effective tax rate to 28.6%.

E. Liquidity

Liquidity describes our ability to meet financial obligations in the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, to fund loans to customers, and to fund our current and planned expenditures. We are committed to maintaining a strong liquidity position. Accordingly, we monitor our liquidity position on a daily basis through our daily funds management process. This includes:

            o maintaining the appropriate levels of currency throughout our branch system to meet the daily cash needs of our customers,
            o balancing our mandated deposit or "reserve" requirements at the Federal Reserve Bank of New York,
            o     maintaining adequate cash balances at our correspondent banks,
                  and
            o assuring that adequate levels of federal funds sold, liquid assets, and borrowing resources are available to meet obligations, including reasonably anticipated daily fluctuations.

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment every 90 days to estimate current and future sources and uses of liquidity. The 90 day sources and uses assessment is reviewed by our ALCO. The ALCO, based on this assessment and other data, determines our future funding or investment needs and strategies. The results of the 90 day sources and uses assessment is reported to the Board of Directors of the Bank quarterly. We were in compliance with all of its internal liquidity policy limits at December


                                      50-K

31, 2005 and December 31, 2004. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

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


Our liquidity position did not materially change between December 31, 2004 and December 31, 2005. We maintained adequate amounts of cash and cash equivalents at both period ends to meet anticipated short-term funding needs. In addition, our ability to meet unanticipated funding needs was strong. At December 31, 2004 we maintained $64.622 million of available-for-sale investment securities that could be pledged for borrowings or sold to meet unanticipated funding needs. This compares to $63.472 million at December 31, 2004. In addition, we maintained a $10.000 million credit facility at a correspondent bank, in the event we needed to borrow federal funds on an overnight basis. This compares to $7.600 million at December 31, 2004. In addition, at December 31, 2005 and December 31, 2004, our total loan to total asset ratio of 53.6% and 52.1%, respectively, were low relative to our comparative peer group of financial institutions.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

-----------------------------------------------------------------------------------------
                         Liquidity Measure                                December 31,
                                                                      -------------------
Dollars in Thousands                                                    2005      2004
-----------------------------------------------------------------------------------------
Cash and Cash Equivalents                                              $18,417   $20,539
-----------------------------------------------------------------------------------------
Available for Sale Investment Securities at
Estimated Fair Value less Securities pledged for                       $64,622   $63,472
State and Municipal Deposits and Borrowings
-----------------------------------------------------------------------------------------
Total Loan to Total Asset Ratio                                          53.63%    52.08%
-----------------------------------------------------------------------------------------
FHLBNY Remaining Borrowing Capacity                                    $19,413   $19,180
-----------------------------------------------------------------------------------------
Available Correspondent Bank Lines of Credit                           $10,000   $ 7,600
-----------------------------------------------------------------------------------------

Our commitments to extend credit and stand-by letters of credit increased by $18.660 million or 27.8% between December 31, 2004 and December 31, 2005. At December 31, 2005 commitments to extend credit and stand-by letters of credit were $85.663 million, as compared to $67.003 million at December 31, 2004. This increase was due to both an increase in home equity line of credit commitments assumed during the HSBC branch acquisition and additional commercial loan commitments. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially impact our liquidity prospectively.

We recognize that deposit flows and loan and investment prepayment activity are affected by the level of interest rates, the interest rates and products offered by competitors, and other factors. Based on our deposit retention experience, anticipated levels of regional economic activity, particularly moderate levels of loan demand within our primary market


51-K
area, and current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our current funding commitments for several quarters prospectively.

F. Capital Resources and Dividends

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by our management and reviewed regularly by the Board of Directors. Our principal capital planning goal is to provide an adequate return to stockholders while retaining a sufficient capital base to provide for future expansion and comply with all regulatory standards.

At December 31, 2005 our stockholders' equity was $67.717 million, a $112 thousand or 0.2% increase over December 31, 2004 stockholders' equity of $67.605 million. The slight increase in stockholders' equity was due to an increase in retained earnings of $3.498 million offset by a $2.805 million reduction in other comprehensive income and a $581 thousand increase in Treasury stock.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized the Company and the Bank must both maintain the minimum ratio of tier 1 capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets ratio of 8.0%. tier 1 capital is comprised of stockholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes tier 1 capital plus the Company's allowance for loan losses. Similarly, for the Bank to be considered "well capitalized," it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company exceeded all capital adequacy guidelines and the Bank exceeded all well capitalized guidelines at December 31, 2005, and December 31, 2004. The Company's tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at December 31, 2005, were 13.12% and 14.37%, respectively. This compares to 13.09% and 14.34%, respectively, at December 31, 2004. Additional details regarding the Company's and the Bank's capital ratios are set forth in Note 13 of the Company's Consolidated Financial Statements located in PART II, Item 8, of this document.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its stockholders. As of December 31, 2005, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was approximately $9.787 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

See PART II, Item 5 of this document, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuers Purchases of Equity Securities," for a recent history of the Company's cash dividend payments and stock sale and repurchase activities.

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

We manage a few different forms of interest rate risk. The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities. The second is basis risk. Basis risk is the risk associated with non-correlated changes in different interest rates. For example, we price many of our adjustable rate commercial loans (an asset) using the prime rate as a basis, while some of our deposit accounts (a liability) are tied to Treasury security yields. In a given


52-K
timeframe, the prime rate might decrease 2% while a particular Treasury security might only decrease 1%. If this were to occur, our yield on prime based commercial loans would decrease by 2%, while the cost of deposits might only decrease by 1%, negatively affecting net interest income and net interest margin. The third risk is option risk. Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial and commercial real estate loans, consumer loans, mortgage-backed securities, and callable agency or municipal investment securities. The Bank's customers generally have alternative financing sources (or options) to refinance their existing debt obligations with other financial institutions. When interest rates decrease, many of these customers exercise this option and refinance at other institutions and prepay their loans with us, forcing us to reinvest the prepaid funds in lower yielding investments and loans. The same type of refinancing activity also accelerates principal payments on mortgage-backed securities held by the Bank. Municipal investment securities and agency securities are issued with specified call dates and call prices and are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

Measuring and managing interest rate risk is a dynamic process that the Bank's management must continually perform to meet the objective of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank's interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of "shocking" the current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earnings and the economic value of the Bank's equity. The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit retention rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions, including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, we assume it will take 6 months for a 3.00% shift to take place. This is also known as a "ramped" interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2006 and ending December 31, 2006, under ramped shock scenarios.

Interest Rate Sensitivity Table:

--------------------------------------------------------------------------------
Interest Rates                             Dollars in Thousands
--------------------------------------------------------------------------------

                                                                   Projected
                                                                   Change in
                                       Projected      Projected    Net Interest
                        Projected      Dollar         Percentage   Income as a
                        Annualized     Change         Change in    Percent of
Interest                Net            in Net         Net          Total
Rate Shock   Prime      Interest       Interest       Interest     Stockholders'
(1)          Rate       Income         Income         Income       Equity
--------------------------------------------------------------------------------
    3.00%      10.25%     $25,863         220            0.86%        0.32%
-------------------------------------------------------------------------------
    2.00%      9.25%      $25,482        (161)          -0.63%       -0.24%
--------------------------------------------------------------------------------
    1.00%      8.25%      $25,478        (165)          -0.64%       -0.24%
-------------------------------------------------------------------------------
No change      7.25%      $25,643          --              --           --
--------------------------------------------------------------------------------
    -1.00%     6.25%      $25,245        (398)          -1.55%       -0.59%
--------------------------------------------------------------------------------
    -2.00%     5.25%      $24,092      (1,551)          -6.05%       -2.29%
--------------------------------------------------------------------------------
    -3.00%     4.25%      $23,295      (2,348)          -9.16%       -3.47%
--------------------------------------------------------------------------------

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank's ALCO and are based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $161 thousand or 0.24% of total stockholders' equity


                                                                            53-K
in a +2.00% ramped interest rate shock and $1.551 million or 2.29% of total stockholders' equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.0% of the Company's total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 21% of our total assets at December 31, 2005 were invested in adjustable rate loans and investments.

At December 31, 2005 the Treasury yield curve was very "flat." The two year and the ten year Treasury note were both yielding 4.34%. This flat interest rate environment inhibits our ability to earn net interest income, since Banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments. This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows Bank's to enhance their "interest spread," which generates net interest income. If this flat interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively.


54-K

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Report of Independent Registered Public Accounting Firm

The Board of Directors of The Wilber Corporation:

We have audited the accompanying consolidated statements of condition of The Wilber Corporation and subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wilber Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                              /s/ KPMG LLP

Albany, New York
March 10, 2006


                                                                            55-K

The Wilber Corporation
Consolidated Statements of Condition

                                                                   December 31,    December 31,
dollars in thousands except share and per share data                   2005            2004
------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                            $      12,817   $      10,440
Time Deposits with Other Banks                                             2,700          10,099
Federal Funds Sold                                                         2,900              --
                                                                   -------------   -------------
    Total Cash and Cash Equivalents                                       18,417          20,539
Securities
    Trading, at Fair Value                                                 1,542           1,504
    Available-for-Sale, at Fair Value                                    240,350         249,415
    Held-to-Maturity, Fair Value of $53,837 at December 31, 2005
      and $59,324 at December 31, 2004                                    54,939          59,463
Loans                                                                    403,665         391,043
    Allowance for Loan Losses                                             (6,640)         (6,250)
                                                                   -------------   -------------
    Loans, Net                                                           397,025         384,793
                                                                   -------------   -------------
Premises and Equipment, Net                                                6,430           5,860
Bank Owned Life Insurance                                                 15,530          14,975
Goodwill                                                                   4,518           2,682
Intangible Assets, Net                                                       698             377
Other Assets                                                              13,279          11,253
                                                                   -------------   -------------
    Total Assets                                                   $     752,728   $     750,861
                                                                   =============   =============
Liabilities and Stockholders' Equity
Deposits:
    Demand                                                         $      72,986   $      63,746
    Savings, NOW and Money Market Deposit Accounts                       244,484         241,151
    Certificates of Deposit (Over $100M)                                  78,147          76,346
    Certificates of Deposit (Under $100M)                                183,716         165,194
    Other Deposits                                                        25,625          25,492
                                                                   -------------   -------------
    Total Deposits                                                       604,958         571,929
                                                                   -------------   -------------
Short-Term Borrowings                                                     19,357          37,559
Long-Term Borrowings                                                      52,472          65,379
Other Liabilities                                                          8,224           8,389
                                                                   -------------   -------------
    Total Liabilities                                                    685,011         683,256
                                                                   -------------   -------------
Stockholders' Equity:
    Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
      and 13,961,664 Shares Issued at December 31, 2005,
      and December 31, 2004                                                  140             140
    Additional Paid in Capital                                             4,224           4,224
    Retained Earnings                                                     86,900          83,402
    Accumulated Other Comprehensive (Loss) Income                         (2,409)            396
    Treasury Stock at Cost, 2,815,727 Shares at December 31, 2005
       and 2,767,072 Shares at December 31, 2004                         (21,138)        (20,557)
    Total Stockholders' Equity                                            67,717          67,605
                                                                   -------------   -------------
    Total Liabilities and Stockholders' Equity                     $     752,728   $     750,861
                                                                   =============   =============

See accompanying notes to Consolidated Financial Statements


56-K

The Wilber Corporation
Consolidated Statements of Income

                                                                        Year Ended December 31,
dollars in thousands except share and per share data               2005           2004           2003
---------------------------------------------------------------------------------------------------------
Interest and Dividend Income
Interest and Fees on Loans                                     $     27,683   $     24,865   $     24,477
Interest and Dividends on Securities:
    U.S. Government and Agency Obligations                            9,124          8,605          9,751
    State and Municipal Obligations                                   2,569          2,665          2,198
    Other                                                               215            415          1,101
Interest on Federal Funds Sold and Time Deposits                        719            615          1,101
                                                               ------------   ------------   ------------
    Total Interest and Dividend Income                               40,310         37,165         38,628
                                                               ------------   ------------   ------------
Interest Expense
Interest on Deposits:
    Savings, NOW and Money Market Deposit Accounts                    2,956          1,952          2,442
    Certificates of Deposit (Over $100M)                              2,445          2,197          2,414
    Certificates of Deposit (Under $100M)                             5,944          4,782          5,310
    Other Deposits                                                      595            547            534
Interest on Short-Term Borrowings                                       633            212            116
Interest on Long-Term Borrowings                                      2,357          3,071          3,337
                                                               ------------   ------------   ------------
    Total Interest Expense                                           14,930         12,761         14,153
                                                               ------------   ------------   ------------
Net Interest Income                                                  25,380         24,404         24,475
Provisions for Loan Losses                                            1,580          1,200          1,565
                                                               ------------   ------------   ------------
Net Interest Income After Provision for Loan Losses                  23,800         23,204         22,910
                                                               ------------   ------------   ------------
Non Interest Income
Trust Fees                                                            1,472          1,325          1,383
Service Charges on Deposit Accounts                                   1,615          1,556          1,457
Commissions Income                                                      489            524            434
Investment Security Gains, Net                                          469          1,031          1,064
Increase in Cash Surrender Value of Bank Owned Life Insurance           555            570            639
Other Service Fees                                                      471            286            325
Other Income                                                            439            342            361
                                                               ------------   ------------   ------------
    Total Non Interest Income                                         5,510          5,634          5,663
                                                               ------------   ------------   ------------
Non Interest Expense
Salaries                                                              9,040          8,425          8,548
Employee Benefits                                                     2,612          2,316          2,230
Net Occupancy Expense of Bank Premises                                1,563          1,446          1,360
Furniture and Equipment Expense                                         764            751            803
Computer Service Fees                                                   745            598            305
Advertising and Marketing                                               508            538            436
Professional Fees                                                       709            512            409
Other Miscellaneous Expenses                                          2,910          2,632          2,492
                                                               ------------   ------------   ------------
    Total Non Interest Expense                                       18,851         17,218         16,583
                                                               ------------   ------------   ------------
Income Before Taxes                                                  10,459         11,620         11,990
Income Taxes                                                         (2,715)        (3,002)        (3,277)
                                                               ------------   ------------   ------------
Net Income                                                     $      7,744   $      8,618   $      8,713
                                                               ============   ============   ============

Weighted Average Shares Outstanding                              11,169,730     11,207,215     11,214,288
Basic Earnings Per Share
                                                               $       0.69   $       0.77   $       0.78

See accompanying notes to Consolidated Financial Statements


                                                                            57-K

The Wilber Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income


                                                                                          Accumulated
                                                                  Additional                  Other
                                                        Common      Paid in     Retained  Comprehensive   Treasury
dollars in thousands except share and per share data     Stock      Capital     Earnings  Income (Loss)     Stock        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002                               $ 2,182     $  2,182     $ 74,439     $  4,242     $(19,883)    $ 63,162
                                                        -------     --------     --------     --------     --------     --------
Comprehensive Income:
  Net Income                                                 --           --        8,713           --           --        8,713
  Change in Net Unrealized (Loss)
    on Securities, Net of Taxes                              --           --           --       (2,970)          --       (2,970)
                                                                                                                        --------
Total Comprehensive Income                                                                                                 5,743
                                                                                                                        --------
Cash Dividends ($.37 per share)                              --           --       (4,109)          --           --       (4,109)
Purchase of Treasury Stock (11,917 shares)                   --           --           --           --         (492)        (492)
Change in Par Value and Stock Split                      (2,042)       2,042           --           --           --           --
                                                        -------     --------     --------     --------     --------     --------
Balance December 31, 2003                               $   140     $  4,224     $ 79,043     $  1,272     $(20,375)    $ 64,304
                                                        -------     --------     --------     --------     --------     --------
Comprehensive Income:
  Net Income                                                 --           --        8,618           --           --        8,618
  Change in Net Unrealized (Loss)
    on Securities, Net of Taxes                              --           --           --         (876)          --         (876)
                                                                                                                        --------
Total Comprehensive Income                                                                                                 7,742
                                                                                                                        --------
Cash Dividends ($.38 per share)                              --           --       (4,259)          --           --       (4,259)
Purchase of Treasury Stock (14,800 shares)                                                                     (182)        (182)
                                                        -------     --------     --------     --------     --------     --------
Balance December 31, 2004                               $   140     $  4,224     $ 83,402     $    396     $(20,557)    $ 67,605
                                                        -------     --------     --------     --------     --------     --------
Comprehensive Income:
  Net Income                                                 --           --        7,744           --           --        7,744
  Change in Net Unrealized (Loss)
    on Securities, Net of Taxes                              --           --           --       (2,805)          --       (2,805)
                                                                                                                        --------
Total Comprehensive Income                                                                                                 4,939
                                                                                                                        --------
Cash Dividends ($.38 per share)                              --           --       (4,246)          --           --       (4,246)
Purchase of Treasury Stock (48,655 shares)                                                                     (581)        (581)
                                                        -------     --------     --------     --------     --------     --------
Balance December 31, 2005                               $   140     $  4,224     $ 86,900     $ (2,409)    $(21,138)    $ 67,717
                                                        -------     --------     --------     --------     --------     --------

See accompanying notes to Consolidated Financial Statements.

(1) Per share information has been restated to give retroactive effect to the 4-for-1 stock split that was approved September 5, 2003.


58-K

The Wilber Corporation
Consolidated Statements of Cash Flows

                                                                                                   Year Ended December 31,
dollars in thousands                                                                          2005          2004          2003
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                                               $  7,744     $   8,618     $   8,713
   Adjustments to Reconcile Net Income to Net Cash
   Used by Operating Activities:
     Provision for Loan Losses                                                                 1,580         1,200         1,565
     Depreciation and Amortization                                                             1,151         1,022         1,026
     Net Amortization of Premiums and Accretion of Discounts on Investments                    1,027         2,180         1,682
     Available-for-Sale Investment Security Gains, net                                          (370)         (871)         (808)
     Deferred Income Tax (Benefit) Expense                                                      (138)          (56)          336
     Other Real Estate Losses                                                                     --            41            66
     Increase in Cash Surrender Value of Bank Owned Life Insurance                              (555)         (570)         (639)
     Net Decrease (Increase) in Trading Securities                                                61          (319)          138
     Net Gains on Trading Securities                                                             (99)         (160)         (256)
     Increase in Other Assets                                                                   (180)         (302)       (2,849)
     (Decrease) Increase in Other Liabilities                                                   (223)          226          (141)
                                                                                            --------     ---------     ---------
     Net Cash Provided by Operating Activities                                                 9,998        11,009         8,833
                                                                                            --------     ---------     ---------
Cash Flows from Investing Activities:
   Net Cash Acquired from Acquisition of a Branch                                             22,521            --            --
   Proceeds from Maturities of Held-to-Maturity Investment Securities                          9,932        24,150        32,230
   Purchases of Held-to-Maturity Investment Securities                                        (5,528)      (39,767)      (33,745)
   Proceeds from Maturities of Available-for-Sale Investment Securities                       60,950       151,552       112,562
   Proceeds from Sales of Available-for-Sale Investment Securities                             9,350        12,986        11,239
   Purchases of Available-for-Sale Investment Securities                                     (66,367)     (141,352)     (169,874)
   Net Increase in Loans                                                                      (6,177)      (31,295)       (3,921)
   Proceeds from Sale of Loans                                                                    --           294            --
   Purchase of Premises and Equipment, Net of Disposals                                         (927)         (912)         (548)
   Proceeds from Sale of Other Real Estate                                                        --            58            47
                                                                                            --------     ---------     ---------
     Net Cash Provided by (Used by) Investing Activities                                      23,754       (24,286)      (52,010)
                                                                                            --------     ---------     ---------
Cash Flows from Financing Activities:
   Net Decrease in Demand Deposits, Savings, NOW,
     Money Market and Other Time Deposits                                                     (8,100)       (8,614)       28,452
   Net Increase (Decrease) in Certificates of Deposit                                          8,162           (90)        3,100
   Net (Decrease) Increase in Short-Term Borrowings                                          (18,202)       17,541         6,758
   Increase in Long-Term Borrowings                                                           24,900        15,000            --
   Repayment of Long-Term Borrowings                                                         (37,807)       (5,470)      (17,497)
   Decrease in Dividends Payable                                                                  --            --          (209)
   Purchase of Treasury Stock                                                                   (581)         (182)         (492)
   Cash Dividends Paid                                                                        (4,246)       (4,259)       (4,109)
                                                                                            --------     ---------     ---------
     Net Cash (Used by) Provided by Financing Activities                                     (35,874)       13,926        16,003
                                                                                            --------     ---------     ---------
       Net (Decrease) Increase in Cash and Cash Equivalents                                   (2,122)          649       (27,174)
Cash and Cash Equivalents at Beginning of Period                                              20,539        19,890        47,064
                                                                                            --------     ---------     ---------
   Cash and Cash Equivalents at End of Period                                               $ 18,417     $  20,539     $  19,890
                                                                                            ========     =========     =========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid during Period for:
     Interest                                                                               $ 14,918     $  12,852     $  14,334
     Income Taxes                                                                           $  3,085     $   2,874     $   3,683
   Non Cash Investing Activities:
     Change in Unrealized Loss on Securities                                                $ (4,596)    $  (1,435)    $  (4,902)
     Transfer of Loans to Other Real Estate                                                 $     --     $     157     $     110
   Fair Value of Tangible Assets Acquired                                                   $  8,119     $      --     $      --
   Fair Value of Liabilities Assumed                                                        $ 32,967     $      --     $      --

See accompanying notes to Consolidated Financial Statements.


                                                                            59-K

Note 1. Summary of Significant Accounting Policies

The Wilber Corporation (the Parent Company) operates 20 branches serving Otsego, Delaware, Schoharie, Ulster, Chenango, and Broome Counties through its wholly owned subsidiary Wilber National Bank (the Bank). The Company's primary source of revenue is interest earned on commercial, mortgage, and consumer loans to customers who are predominately individuals and small and middle-market businesses. Collectively, the Parent Company and the Bank are referred to herein as "the Company."

The Bank owns a majority interest in Mang-Wilber, LLC, an insurance agency offering a full line of life, health and property, and casualty insurance. Accordingly, the assets and liabilities and revenues and expenses of
Mang-Wilber,   LLC  are  included  in  the  Company's   Consolidated   Financial
Statements.

The Consolidated Financial Statements of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The following is a summary of the more significant policies:

Principles of Consolidation -- The Consolidated Financial Statements include the accounts of the Parent Company and its wholly owned subsidiary after elimination of inter-company accounts and transactions. In the "Parent Company Only Financial Statements," the investment in subsidiary is carried under the equity method of accounting.

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

Non-marketable equity securities, including Federal Reserve and FHLBNY stock required for membership in those organizations, are carried at cost.

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

Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a non-accrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a non-accrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan losses.


60-K

If ultimate repayment of a non-accrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Non-accrual loans are returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.

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

Bank-Owned Life Insurance ("BOLI") -- The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax preferred status of increases in life insurance cash values and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated statements of condition that provides monthly tax-free income to the Company. In


                                                                            61-K
addition to interest risk related to BOLI investments, there is also credit risk related to insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is stated on the Company's consolidated statements of condition at its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statements of income.

Income Taxes -- Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Goodwill and Other Intangible Assets --Acquired intangible assets (other than goodwill) are amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment on an annual basis.


62-K

Note 2. Investment Securities

The amortized cost and fair value of investment securities are as follows:

                                                                             December 31, 2005
                                                             ----------------------------------------------------
                                                                             Gross         Gross      Estimated
                                                             Amortized    Unrealized    Unrealized        Fair
dollars in thousands                                            Cost         Gains        Losses         Value
-----------------------------------------------------------------------------------------------------------------
Available-for-Sale Portfolio
U.S. Treasuries                                               $ 10,952      $     --      $     86      $ 10,866
Obligations of U.S. Government Corporations and Agencies        25,444            --           353        25,091
Obligations of States and Political Subdivisions                55,080           519           961        54,638
Mortgage-Backed Securities                                     146,463           156         3,371       143,248
Equity Securities                                                6,356           154             3         6,507
                                                              --------      --------      --------      --------
                                                              $244,295      $    829      $  4,774      $240,350
                                                              ========      ========      ========      ========

                                                              --------      --------      --------      --------
Trading Portfolio                                                1,334           208            --         1,542
                                                              ========      ========      ========      ========
Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions              $ 10,655      $     27      $     49       10,633$
Mortgage-Backed Securities                                      44,284             1         1,081      $ 43,204
                                                              --------      --------      --------      --------
                                                              $ 54,939      $     28      $  1,130      $ 53,837
                                                              ========      ========      ========      ========

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
                                                              ========      ========      ========      ========

The following tables provide information on temporarily impaired securities:

                                                                              December 31, 2005
                                                  -----------------------------------------------------------------------
                                                    Less Than 12 Months     12 Months or Longer           Total
                                                  ------------------------ ----------------------  ----------------------
                                                   Estimated   Unrealized  Estimated   Unrealized  Estimated   Unrealized
dollars in thousands                               Fair Value    Losses    Fair Value    Losses    Fair Value    Losses
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                       10,866          86          --          --      10,866          87
Obligations of U.S. Government
   Corporations and Agencies                          15,255         193       9,837         160      25,092         354
Obligations of States and Political Subdivisions      17,608         235      18,296         775      35,904       1,010
Mortgage-Backed Securities                            69,924       1,193     104,396       3,259     174,320       4,450
Equity Securities                                        210           3          --          --         210           3
                                                    --------    --------    --------    --------    --------      ------
                                                    $113,863    $  1,710    $132,529    $  4,194    $246,392      $5,904
                                                    ========    ========    ========    ========    ========      ======



                                                                            63-K

                                                                             December 31, 2004
                                                  -----------------------------------------------------------------------
                                                    Less Than 12 Months     12 Months or Longer           Total
                                                  ------------------------ ----------------------  ----------------------
                                                   Estimated   Unrealized  Estimated   Unrealized  Estimated   Unrealized
dollars in thousands                               Fair Value    Losses    Fair Value    Losses    Fair Value    Losses
-------------------------------------------------------------------------------------------------------------------------
Obligations of U.S.
  Government Corporations and Agencies                 9,955          40          --          --       9,955        40
Obligations of States and Political Subdivisions      16,193         127       8,744         357      24,937       484
Mortgage-Backed Securities                           119,403       1,386      26,545         324     145,948     1,710
                                                    --------    --------    --------    --------    --------    ------
                                                    $145,551    $  1,553    $ 35,289    $    681    $180,840    $2,234
                                                    ========    ========    ========    ========    ========    ======

The above unrealized losses are considered temporary, based on the following:

U.S. Treasuries and agencies, State and political subdivisions: The unrealized losses on these investments were caused by market interest rate increases. The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or possibly to maturity, these investments are not considered other-than-temporarily impaired.


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

Based on our analysis for other than temporary impairment, there were no securities in the investment portfolio at or during the twelve months ended December 31, 2005 and 2004 that exceeded the Company's guidelines for recognizing an other-than-temporary impairment loss.

The amortized cost and fair value of debt securities by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities have no stated maturity and are excluded from the following tables.


                                                          December 31, 2005
                                                     --------------------------
                                                      Amortized         Fair
dollars in thousands                                     Cost           Value
--------------------------------------------------------------------------------
Available-for-Sale Securities
Due in One Year or Less                                 11,788          11,669
Due After One Year Through Five Years                   73,005          71,630
Due After Five Years Through Ten Years                  72,257          70,860
Due After Ten Years                                     80,889          79,684
                                                      --------        --------
                                                      $237,939        $233,843
                                                      ========        ========

                                                          December 31, 2005
                                                     --------------------------
                                                      Amortized         Fair
dollars in thousands                                     Cost           Value
--------------------------------------------------------------------------------
Held-to-Maturity Securities
Due in One Year or Less                                  3,391           3,476
Due After One Year Through Five Years                    2,048           2,051
Due After Five Years Through Ten Years                  22,502          21,979
Due After Ten Years                                     26,998          26,331
                                                      --------        --------
                                                      $ 54,939        $ 53,837
                                                      ========        ========


64-K

The following table sets forth information with regard to securities gains and losses realized on sales or calls:

                               Year Ended               Year Ended                 Year Ended
                            December 31, 2005        December 31, 2004          December 31, 2003
                          ----------------------   ----------------------    ----------------------
                          Available -              Available -               Available -
dollars in thousands      -for-Sale      Trading   -for-Sale      Trading    -for-Sale      Trading
---------------------------------------------------------------------------------------------------
Gross Gains               $     383    $      99   $     932    $     161    $     842    $     280
Gross Losses                    (13)          --         (61)          (1)         (34)         (24)
                          ---------    ---------   ---------    ---------    ---------    ---------
Net Securities Gains      $     370    $      99   $     871    $     160    $     808    $     256
                          =========    =========   =========    =========    =========    =========

Federal Home Loan Bank and Federal Reserve Bank stock of $3,424,000 at December 31, 2005, and $3,504,000 in 2004 is carried at cost as fair values are not readily determinable. Both investments are required for membership. At December 31, 2005, investment securities with an amortized cost of $181,038,000 and an estimated fair value of $177,864,000 were pledged as collateral for certain public deposits and other purposes as required or permitted by law.

Note 3. Loans

                                                             December 31,
dollars in thousands                                    2005             2004
--------------------------------------------------------------------------------
Residential Real Estate                                123,748          119,103
Commercial Real Estate                                 144,171          129,516
Commercial                                              69,651           78,003
Consumer                                                66,095           64,421
                                                     ---------        ---------
                                                       403,665          391,043
Less: Allowance for Loan Losses                         (6,640)          (6,250)
                                                     ---------        ---------
    Net Loans                                        $ 397,025        $ 384,793
                                                     =========        =========

At December 31, 2005, $57,012,000 residential real estate loans were pledged as collateral for FHLBNY advances.

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


                                                           December 31,
dollars in thousands                                   2005              2004
--------------------------------------------------------------------------------
Balance at Beginning of Year                         $ 14,249          $ 13,254
Loan Payments                                          (8,133)           (2,320)
New Loans and Advances                                    480             3,315
                                                     --------          --------
    Ending Balance                                   $  6,596          $ 14,249
                                                     --------          --------


                                                                            65-K

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:

                                                  Year Ended December 31,
dollars in thousands                          2005          2004          2003
--------------------------------------------------------------------------------
Balance at Beginning of Year                $ 6,250       $ 5,757       $ 5,392
Provision for Loan Losses                     1,580         1,200         1,565
Recoveries Credited                             285           237           276
Loans Charged-Off                            (1,475)         (944)       (1,476)
                                            -------       -------       -------
    Ending Balance                          $ 6,640       $ 6,250       $ 5,757
                                            =======       =======       =======

The following provides information on impaired loans for the periods presented:

                                                        As of and For the Year
                                                       Year Ended December 31,
dollars in thousands                                   2005      2004      2003
--------------------------------------------------------------------------------
Impaired Loans                                        $3,478    $2,411    $3,270
Allowance for Impaired Loans                           1,179       651       510
Average Recorded Investment in Impaired Loans          3,170     2,089     3,485

The following table sets forth information with regards to non-performing loans:


                                                          As of December 31,
dollars in thousands                                   2005      2004      2003
--------------------------------------------------------------------------------
Loans in Non-Accrual Status                           $3,866    $2,561    $3,164
Loans Contractually Past Due 90 Days or More
  and Still Accruing Interest                            181       190       123
Troubled Debt Restructured Loans                         871        --       371
                                                      ------    ------    ------
    Total Non-Performing Loans                        $4,918    $2,751    $3,658
                                                      ======    ======    ======

Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $49,000 would have been recorded for the year ended December 31, 2005. In addition, in 2004 and 2003 interest income of $22,000, and $83,000, respectively, would have been recorded.

Had the troubled debt restructured loans performed in accordance with their original terms, the Company would have recorded interest income of $3,000 for the year ended December 31, 2005 and $31,000 for the year ended December 31, 2003. Under the restructured terms, the Company recorded interest income of $4,000 for the year ended December 31, 2005 and $32,000 for the year ended December 31, 2003.

Note 5. Premises and Equipment

                                                             December 31,
dollars in thousands                                     2005            2004
--------------------------------------------------------------------------------
Land                                                   $    599        $    539
Buildings                                                 8,614           7,892
Furniture, Fixtures and Equipment                         6,046           5,518
                                                       --------        --------
                                                         15,259          13,949
Less: Accumulated Depreciation                           (8,829)         (8,089)
                                                       --------        --------
                                                       $  6,430        $  5,860
                                                       ========        ========

Depreciation expense was $797,000, $773,000, and $781,000 for the years ended December 31, 2005, 2004 and 2003, respectively.



66-K

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets are presented in the following table:

                                                              December 31,
dollars in thousands                                     2005              2004
--------------------------------------------------------------------------------
Goodwill                                              $ 4,518           $ 2,682
                                                      =======           =======

Core Deposit Intangible                               $   777           $   285
Other Intangible Assets                                   350               350
                                                      -------           -------
  Total Intangible Assets                             $ 1,127           $   635
Accumulated Amortization                                 (429)             (258)
                                                      -------           -------
  Intangible Assets, Net                              $   698           $   377
                                                      =======           =======

Amortization expense on intangible assets was $171,000 for 2005, $84,000 for 2004, and $115,000 for 2003. The core deposit intangible and other intangible assets are amortized over a weighted average period of approximately 5 and 15 years, respectively.

In February 2005, the Company acquired two branches and recorded related goodwill of $1,836,000 and a core deposit intangible asset of $492,000.

Estimated  annual  amortization   expense  of  intangible  assets,   absent  any
impairment or change in estimated useful lives is summarized as follows for each of the next five years:

dollars in thousands
--------------------------------------------------------------------------------
    2006                                                                   $179
    2007                                                                    129
    2008                                                                    121
    2009                                                                    121
    2010                                                                     31

Note 7. Time Deposits

Contractual maturities of time deposits were as follows:

                                                           December 31, 2005
dollars in thousands                                    Amount              %
--------------------------------------------------------------------------------
2006                                                   $123,509           47.16
2007                                                     75,412           28.80
2008                                                     40,007           15.28
2009                                                     21,157            8.08
2010                                                      1,678            0.64
Thereafter                                                  100            0.04
                                                       --------          ------
                                                       $261,863          100.00%
                                                       --------          ------


                                                                            67-K

Note 8. Borrowings

The following is a summary of borrowings:

                                                                                      December 31,
dollars in thousands                                                                2005       2004
------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
  Federal Funds Purchased                                                            $    --   $  2,400
  Securities Sold Under Agreements to Repurchase                                      17,564     33,106
  Treasury Tax and Loan Notes                                                          1,793      2,053
Long-Term Borrowings:
  Advances from Federal Home Loan Bank of New York
     Bearing Interest at 3.64% to 5.68%, Due January 2005                                 --        617
     Bearing Interest at 6.52%, Due January 2005                                          --     10,000
     Bearing Interest at 1.30% to 6.55%, Due March 2005                                   --     13,000
     Bearing Interest at 2.62%, Due November 2012, Callable November 2005                 --      8,000
     Bearing Interest at 5.90% to 6.11%, Due December 2005                                --      4,000
     Bearing Interest at 5.77%, Due January 2006                                       1,000      1,000
     Bearing Interest at 1.81%, Due March 2006                                         3,000      3,000
     Bearing Interest at 5.22%, Due July 2006                                            223        544
     Bearing Interest at 4.30%, Due November 2010, Callable November 2006              4,000         --
     Bearing Interest at 3.62%, Due February 2008, Callable February 2007              5,000         --
     Bearing Interest at 2.35% to 2.43%, Due March 2007                                5,500      5,500
     Bearing Interest at 3.85%, Due March 2010, Callable March 2007                    5,000         --
     Bearing Interest at 3.05%, Due December 2012, Callable December 2007              8,000      8,000
     Bearing Interest at 5.56%, Due July 2008                                            427        572
     Bearing Interest at 4.31% Due November 2015, Callable November 2008               4,000         --
     Bearing Interest at 5.03%, Due January 2009                                         992      1,274
     Bearing Interest at 3.85%, Due January 2010                                         846         --
     Bearing Interest at 3.12%, Due March 2011                                         2,735      3,199
     Bearing Interest at 5.89% to 5.95%, Due July 2011                                 1,084      1,241
     Bearing Interest at 5.30%, Due December 2011                                      1,340      1,521
     Bearing Interest at 4.11%, Due January 2012                                         896         --
     Bearing Interest at 4.42%, Due January 2015                                         932         --
     Bearing Interest at 6.26%, Due July 2016                                            800        851
     Bearing Interest at 5.77%, Due December 2016                                      1,631      1,733
     Bearing Interest at 6.04%, Due January 2017                                         823        873
     Bearing Interest at 6.46%, Due July 2021                                            439        454
     Bearing Interest at 5.07%, Due January 2025                                       3,804         --
                                                                                     -------   --------
     Total Borrowings                                                                $71,829   $102,938
                                                                                     =======   ========

Borrowings from the Federal Home Loan Bank of New York (FHLBNY) are collateralized by mortgage loans, mortgage-backed securities or other government agency securities. At December 31, 2005, $26,500,000 of the long term borrowings were collateralized by securities with an amortized cost and estimated fair value of $30,492,000 and $29,773,000, respectively. The remaining long term borrowings totaling $25,972,000 are collateralized by the Company's mortgage loans. At December 31, 2005, the Bank had a line of credit of $75,432,000 with the FHLB. However, based on outstanding borrowings at FHLB the total potential borrowing capacity on these lines is reduced to $19,413,000 at December 31, 2005.

Information related to short-term borrowings is as follows:

                                                         As of and For the
                                                      Year Ended December 31,
dollars in thousands                                2005       2004       2003
--------------------------------------------------------------------------------
Outstanding Balance at End of Period              $19,357    $37,559    $20,018
Average Interest Rate at End of Period               3.30%      1.77%      0.92%
Maximum Outstanding at any Month-End               39,447     37,559     20,018
Average Amount Outstanding during Period           22,747     17,288     13,529
Average Interest Rate during Period                  2.78%      1.23%      0.86%


68-K

Average amounts outstanding and average interest rates are computed using weighted daily averages.

Securities sold under agreements to repurchase included in short-term borrowings represent the purchase of interests in government securities by the Bank's customers or other third parties, which are repurchased by the Bank on the following business day or at stated maturity. The underlying securities are held in a third party custodian account and are under the Company's control. The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $43,660,000 and $42,802,000 at December 31, 2005, respectively. These amounts are included in the total of investment securities pledged disclosed in Note 2.

Note 9. Income Taxes

Income tax expense attributable to income before taxes is comprised of the following:

                                                    Year Ended December 31,
dollars in thousands                             2005          2004         2003
--------------------------------------------------------------------------------
Current:
   Federal                                    $ 2,541       $ 2,738       $2,620
   State                                          312           320          321
                                              -------       -------       ------
      Total Current                             2,853         3,058        2,941
Deferred:
   Federal                                        (75)         (109)         275
   State                                          (63)           53           61
                                              -------       -------       ------
      Total Deferred                             (138)          (56)         336
                                              -------       -------       ------
        Total Income Tax Expense              $ 2,715       $ 3,002       $3,277
                                              =======       =======       ======

The components of deferred income taxes, which are included in the consolidated statements of condition are:

                                                        Year Ended December 31,
dollars in thousands                                       2005          2004
--------------------------------------------------------------------------------
Assets:
   Allowance for Loan Losses                             $2,586        $2,434
   Deferred Compensation                                  1,341         1,255
   Net Unrealized Loss on Securities
     Available-for-Sale                                   1,537            --
   Other                                                    203           168
                                                         ------        ------
                                                          5,667         3,857
                                                         ------        ------
Liabilities:
   Securities Discount Accretion                            280           221
   Defined Benefit Pension Plan                           1,544         1,768
   Net Unrealized Gain on Securities
     Available-for-Sale                                      --           252
   Equity Investment                                        286           132
   Goodwill Amortization                                    233           140
   Other                                                    406           353
                                                         ------        ------
                                                          2,749         2,866
                                                         ------        ------
     Net Deferred Tax Assets                             $2,918        $  991
                                                         ======        ======


                                                                            69-K

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

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                      Year Ended December 31,
dollars in thousands                                2005       2004       2003
--------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                   34.0%      34.0%      34.0%
Variances from Statutory Rate:
   State Income Tax, Net of Federal Tax Benefit      1.6        2.1        2.1
   Tax Exempt Income                               (12.1)     (10.2)      (8.8)
   Other                                             2.5       (0.1)        --
                                                    ----       ----       ----
     Effective Tax Rate                             26.0%      25.8%      27.3%
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

dollars in thousands                                        2005        2004
--------------------------------------------------------------------------------
Change in Benefit Obligation:
    Benefit Obligation at Beginning of Year               $ 16,050    $ 14,259
    Service Cost                                               682         646
    Interest Cost                                              924         839
    Actuarial Loss                                           1,305         903
    Benefits Paid                                             (693)       (597)
                                                          --------    --------
    Projected Benefit Obligation at End of Year           $ 18,268    $ 16,050
                                                          ========    ========

Change in Plan Assets:
    Fair Value of Plan Assets at Beginning of Year        $ 15,404    $ 14,538
    Actual Gain on Plan Assets                               1,765       1,462
    Employer Contribution                                      552          --
    Benefits Paid                                             (693)       (597)
                                                          --------    --------
    Fair Value of Plan Assets at End of Year              $ 17,028    $ 15,403
                                                          ========    ========

dollars in thousands                                          2005        2004
--------------------------------------------------------------------------------
Unfunded Status                                           $ (1,240)   $   (647)
Unrecognized Net Actuarial Loss                              4,849       4,244
Unrecognized Net Transition Asset                               --          --
Unrecognized Prior Service Cost                                355         389
                                                          --------    --------
Prepaid Benefit Cost before Fourth Quarter Contribution   $  3,964    $  3,986
Amount Contributed during the Fourth Quarter              $     --    $    552
                                                          --------    --------
Prepaid Benefit Cost at December 31                       $  3,964    $  4,538
                                                          ========    ========


70-K

The following table presents a comparison of the accumulated benefit obligation and plan assets:


dollars in thousands                                        2005           2004
--------------------------------------------------------------------------------
    Projected benefit obligation                          $18,268        $16,050
    Accumulated benefit obligation                         15,354         13,491
    Fair Value of Plan Assets                              17,028         15,403

Components of Net Periodic Benefit Cost are:

dollars in thousands                              2005         2004       2003
--------------------------------------------------------------------------------
    Service Cost                                $   682      $   646      $ 541
    Interest Cost                                   924          839        785
    Expected Return on Plan Assets               (1,247)      (1,142)      (949)
    Net Amortization                                215          200        166
                                                -------      -------      -----
                                                $   574      $   543      $ 543
                                                =======      =======      =====

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of September 30:

                                                  2005       2004       2003
--------------------------------------------------------------------------------
      Discount Rate                               5.50%      5.88%      6.00%
      Expected Return on Plan Assets              8.00%      8.00%      8.00%
      Rate of Compensation Increase               3.00%      3.00%      3.00%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the years ended December 31:

                                                  2005       2004       2003
--------------------------------------------------------------------------------
      Discount Rate                               5.88%      6.00%      6.75%
      Expected Return on Plan Assets              8.00%      8.00%      8.50%
      Rate of Compensation Increase               3.00%      3.00%      4.00%

The plan's weighted average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

                                                         Plan Assets at
                                                          September 30,
                                                       2005            2004
--------------------------------------------------------------------------------
      Equity Securities                                58.8%           64.7%
      Debt Securities                                  41.2%           34.9%
      Other                                             0.0%            0.4%
                                                      -----           -----
                                                      100.0%          100.0%
                                                      =====           =====

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next five years dollars in thousands
-------------------------------------------------------------------------------
    2006                                                            $   685
    2007                                                                774
    2008                                                                820
    2009                                                                819
    2010                                                                849
    2011-2016                                                         5,143


                                                                            71-K

Investment Strategy

The plan assets are invested in the New York State Bankers Retirement System (the "System"), which was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees who meet quarterly and set the investment policy guidelines. The System utilizes two investment management firms, (which will be referred to as Firm I and Firm II). Firm I is investing approximately 68% of the total portfolio and Firm II is investing approximately 32% of the portfolio. The System's investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Board of Trustees and designed to achieve an allocation approximating 60% invested in Equity Securities and 40% invested in Debt Securities. Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.

The equity portfolio consists of international securities and a diversified range of securities in the US equity markets. The fixed income porfolio focuses the purchase and sale of futures and options on futures on foreign currencies and foreign and domestic bonds, bond indicies and short-term securities.

Discount Rate

Annually, the Company establishes a discount rate to determine the value of the plan's benefit obligation. The Company uses the 20-year AA Corporate bond yield as a basis for determining the discount rate for the plan.

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

Supplemental Retirement Income Agreement

In addition to the Company's noncontributory defined benefit pension plan, in 2002 the Company adopted two supplemental employee retirement plans for one current executive and one former executive. The amount of the liabilities recognized in the Company's consolidated statements of condition associated with these plans was $934,000 at December 31, 2005 and $787,000 at December 31, 2004. For the years ended December 31, 2005, 2004, and 2003, the Company recognized $194,000, $178,000 and $163,000, respectively, of expense related to those plans. The discount rate used in determining the actuarial present values of the projected benefit obligations was 5.88% at December 31, 2005.

Note 11. Commitments and Contingencies

Financial instruments whose contract amounts represent credit risk consist of the following:


                                                                December 31,
dollars in thousands                                       2005            2004
--------------------------------------------------------------------------------
Commitments to Extend Credit                             $76,783         $57,055
Standby Letters of Credit                                  8,880           9,948

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


72-K

The  estimated  fair value of the Company's  stand-by  letters of credit was $12 thousand and $22 thousand at December 31, 2005 and December 31, 2004 respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company's stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above. Due to immateriality of the fair value of the Company's standby letters of credit, as well as their short-term nature, the Company recognized the fees for the stand-by letters of credit in income at inception during 2003.

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

The fair value of Time Deposits with Other Banks is estimated using discounted cash flow analysis based on the Company's current reinvestment rate for similar deposits.

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



                                                                            73-K

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

The carrying values and estimated fair values of the Company's financial instruments are as follows:


                                          December 31                December 31
                                              2005                      2004
                                     --------------------------------------------------
                                      Carrying         Fair     Carrying         Fair
dollars in thousands                     Value        Value        Value        Value
---------------------------------------------------------------------------------------
Financial Assets:
    Cash and Cash Equivalents        $  18,417    $  18,427    $  20,539    $  21,112
    Securities                         296,831      295,729      310,382      310,243
    Loans                              403,665      398,429      391,043      393,640
    Allowance for Loan Losses           (6,640)      (6,640)      (6,250)      (6,250)
                                     ---------    ---------    ---------    ---------
      Net Loans                        397,025      391,789      384,793      387,390
    Accrued Interest Receivable          3,297        3,297        2,857        2,857
Financial Liabilities:
    Demand, Savings, NOW and Money
      Market Deposit Accounts        $ 342,815    $ 342,815    $ 304,897    $ 304,897
    Time Deposits                      262,143      262,133      267,032      266,577
    Borrowings                          71,829       70,638      102,938      103,675
    Accrued Interest Payable               690          690          678          678


                                      74-K

Note 13. Regulatory Matters

The Company and the subsidiary bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company' s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and subsidiary bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

                                                                      For Capital
                                                 Actual:           Adequacy Purposes:     Well Capitalized:
dollars in thousands                        Amount      Ratio      Amount      Ratio      Amount      Ratio
-------------------------------------------------------------------------------------------------------------
As of December 31, 2005
Total Capital to Risk-Weighted Assets:
    The Company                           $ 71,198      14.37%   $ 39,626       8.00%        N/A        N/A
    Subsidiary Bank                       $ 68,365      13.83%   $ 39,546       8.00%   $ 49,432      10.00%
Tier 1 Capital to Risk-Weighted Assets:
    The Company                           $ 65,000      13.12%   $ 19,813       4.00%        N/A        N/A
    Subsidiary Bank                       $ 62,180      12.58%   $ 19,773       4.00%   $ 29,659       6.00%
Tier 1 Capital to Average Assets:
    The Company                           $ 65,000       8.71%   $ 29,846       4.00%        N/A        N/A
    Subsidiary Bank                       $ 62,180       8.35%   $ 29,798       4.00%   $ 37,247       5.00%

As of December 31, 2004
Total Capital to Risk-Weighted Assets:
    The Company                           $ 70,276      14.34%   $ 39,197       8.00%        N/A        N/A
    Subsidiary Bank                       $ 67,689      13.84%   $ 39,132       8.00%   $ 48,915      10.00%
Tier 1 Capital to Risk-Weighted Assets:
    The Company                           $ 64,150      13.09%   $ 19,599       4.00%        N/A        N/A
    Subsidiary Bank                       $ 61,571      12.59%     19,566       4.00%   $ 29,349       6.00%
Tier 1 Capital to Average Assets:
    The Company                           $ 64,150       8.59%   $ 29,880       4.00%        N/A        N/A
    Subsidiary Bank                       $ 61,571       8.25%   $ 29,854       4.00%   $ 37,318       5.00%

Banking regulations limit the amount of dividends that may be paid to stockholders. Generally, dividends are limited to retained net profits for the current year and two preceding years. At December 31, 2005, dividends totaling $9,787,000 could have been paid without prior regulatory approval.


                                                                            75-K

Note 14. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

                                                                        Year Ended December 31,
dollars in thousands                                                  2005       2004       2003
--------------------------------------------------------------------------------------------------
Unrealized Holding Losses Arising During the Period Net of Tax
   (Pre-tax Amount of ($4,226,000), ($564,000), and ($4,094,000))   $(2,579)   $  (344)   $(2,485)
Reclassification Adjustment for Gains Realized in Net Income
   During the Period, Net of Tax (Pre-tax Amount of ($370,000),
    ($871,0000), and ($808,000))                                       (226)      (532)      (485)
                                                                    -------    -------    -------
Other Comprehensive Loss, Net of Tax of ($1,791,000), ($559,000)
    and ($1,932,000)                                                $(2,805)   $  (876)   $(2,970)
                                                                    =======    =======    =======

Note 15. Parent Company Only Financial Statements

Presented below are the condensed statements of condition December 31, 2005, and 2004 and statements of income and cash flows for each of the years in the three-year period ended December 31, 2005, for the Parent Company. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Statements of Condition

                                                                 December 31,
dollars in thousands                                           2005       2004
--------------------------------------------------------------------------------
Assets
Cash and Cash Equivalents                                     $ 1,593    $ 2,083
Securities Available for Sale, at Estimated Fair Value          1,229        638
Investment in Subsidiary, Equity Basis                         64,897     64,913
Other Assets                                                    1,547      1,525
                                                              -------    -------
    Total Assets                                              $69,266    $69,159
                                                              =======    =======
Liabilities and Stockholders' Equity
Total Liabilities                                             $ 1,549    $ 1,554
Stockholders' Equity                                           67,717     67,605
                                                              -------    -------
    Total Liabilities and Stockholders' Equity                $69,266    $69,159
                                                              =======    =======

Condensed Statements of Income

                                                                 December 31,
dollars in thousands                                      2005       2004       2003
--------------------------------------------------------------------------------------
Dividends from Subsidiary                               $ 5,305    $ 5,306    $ 5,375
Interest and Other Dividend Income                           89         47         31
Net (Loss) Gain on Sale of Securities                        --         95         --
                                                        -------    -------    -------
                                                          5,394      5,448      5,406

Operating Expense                                           606        301        172
                                                        -------    -------    -------
Income Before Income Tax (Benefit) Expense and Equity
    in Undistributed Income of Subsidiary                 4,788      5,147      5,234
Income Tax (Benefit) Expense                               (190)       (81)       (56)
Equity in Undistributed Income of Subsidiaries            2,766      3,390      3,423
                                                        -------    -------    -------
Net Income                                              $ 7,744    $ 8,618    $ 8,713
                                                        =======    =======    =======


76-K

Condensed Statements of Cash Flows

                                                               Year Ended December 31,
dollars in thousands                                        2005       2004       2003
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                $ 7,744    $ 8,618    $ 8,713
Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
    Investment Security Gains                                  --        (95)        --
    Decrease (Increase) in Other Assets                        16        (16)        (4)
    (Decrease) Increase in Other Liabilities                  (32)        91        (44)
    Equity in Undistributed Income of Subsidiaries         (2,766)    (3,390)    (3,423)
                                                          -------    -------    -------
      Net Cash Provided by Operating Activities             4,962      5,208      5,242
                                                          -------    -------    -------
Cash Flows from Investing Activities:
Proceeds from Sales of Available-for-Sale Securities           --        195         --
Purchase of Available-for-Sale Securities                    (625)        --         --
                                                          -------    -------    -------
    Net Cash (Used by) Provided by Investing Activities      (625)       195         --
                                                          -------    -------    -------
Cash Flows from Financing Activities:
Purchase of Treasury Stock                                   (581)      (182)      (492)
Sale of Treasury Stock                                         --         --         --
Cash Dividends                                             (4,246)    (4,259)    (4,319)
                                                          -------    -------    -------
    Net Cash Used in Financing Activities                  (4,827)    (4,441)    (4,811)
                                                          -------    -------    -------
      Net (Decrease) Increase in Cash Equivalents            (490)       962        431
Cash and Cash Equivalents at Beginning of Year              2,083      1,121        690
                                                          -------    -------    -------
    Cash and Cash Equivalents at End of Year              $ 1,593    $ 2,083    $ 1,121
                                                          =======    =======    =======

Note 16. Stockholders' Equity

On July 21, 2003 the Board of Directors approved a 4-for-1 stock split payable on September 18, 2003. On September 5, 2003, the stockholders approved: (i) an increase in authorized shares of common stock to 16,000,000 and (ii) a change in the par value of the common stock from no par value to $0.01 par value. All per share amounts were restated to reflect the 4-for-1 stock split. The stock split resulted in an increase in the shares issued and treasury shares of 10,471,248 and 2,064,204 shares, respectively, on September 5, 2003.


Note 17. Federal Reserve Bank Requirement

The Company is required to maintain a clearing balance with the Federal Reserve Bank. The required clearing balance for the 14-day maintenance period ending January 4, 2006 was $1,300,000.


Note 18. Subsequent Events

Effective February 2006, the Company' s defined benefit pension plan was frozen. The curtailment gain due to the freezing of the plan will reduce the projected benefit obligation by approximately $2,561,000 in the first quarter of 2006.


                                                                            77-K

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

We have established disclosure control procedures to ensure that material information related to the Company, its financial condition or results of operation, is made known to the officers that certify the Company's financial reports and to other members of senior management and the Board of Directors. These procedures have been formalized through the formation of a Management Disclosure Committee and the adoption of a Management Disclosure Committee Charter and related disclosure certification process. The management disclosure committee is comprised of our senior management and meets at least quarterly to review periodic filings for full and proper disclosure of material information.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

It should be noted that any system of internal controls, regardless of design can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumption about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report on the following page.


78-K

Report of Independent Registered Public Accounting Firm

The Board of Directors of The Wilber Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that The Wilber Corporation (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Wilber Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of The Wilber Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.


Albany, New York
March 10, 2006


                                                                            79-K

ITEM 9B: OTHER INFORMATION

None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

Information contained under the caption Proposal II, "Election of Directors (introduction);" "The Nominees and Continuing Directors" and in "Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Executive Officers of the Registrant Who Are Not Directors

Information contained in Proposal II under the caption, "Executive Officers Who Are Not Directors," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

C. Compliance With Section 16(a)

Information contained under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

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

ITEM 11: EXECUTIVE COMPENSATION

Information contained under the caption, "Compensation," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption, "Principal Owners of Our Common Stock," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption, "Compensation - Transactions with Directors and Executive Officers," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption, "Independent Auditors' Fees - Audit and Non-Audit Fees," and "Independent Auditors' Fees - Pre-Approval Policies and Procedures" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.


80-K

                                     PART IV
                                     -------

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Form 10-K are as follows:

(a) (1) The following Consolidated Financial Statements are included in PART II, Item 8, hereof:

              -Independent Auditors' Report
              -Consolidated Balance Sheets at December 31, 2005 and 2004 -Consolidated Statements of Income for the Years Ended December
                31, 2005, 2004 and 2003
              -Consolidated Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 2005, 2004 and 2003
              -Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2005, 2004 and 2003 -Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
              -Notes to Consolidated Financial Statements

    (2) None.

    (3) Exhibits: See Exhibit Index to this Form 10-K

(b) See Exhibit Index to this Form 10-K

(c) None.


                                                                            81-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE WILBER CORPORATION


Date: March 10, 2006                 By:   /s/ Douglas C. Gulotty
     ---------------                       --------------------------------
                                           Douglas C. Gulotty
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                Title                                                Date
----------                                -----                                                ----
  /s/  Douglas C. Gulotty                 President and Chief Executive Officer                March 10, 2006
---------------------------------                                                              --------------
Douglas C. Gulotty

  /s/ Joseph E. Sutaris                   Secretary, Treasurer and Chief Financial             March 10, 2006
---------------------------------         Officer                                              --------------
Joseph E. Sutaris

  /s/ Brian R. Wright                     Director, Chairman                                   March 10, 2006
---------------------------------                                                              --------------
Brian R. Wright

  /s/ Alfred S. Whittet                   Director, Vice Chairman                              March 10, 2006
---------------------------------                                                              --------------
Alfred S. Whittet

  /s/ Mary C. Albrecht                    Director                                             March 10, 2006
---------------------------------                                                              --------------
Mary C. Albrecht

  /s/ Olon T. Archer                      Director                                             March 10, 2006
---------------------------------                                                              --------------
Olon T. Archer

  /s/ Philip J. Devine                    Director                                             March 10, 2006
---------------------------------                                                              --------------
Philip J. Devine

  /s/ Richard E. Keene                    Director                                             March 10, 2006
---------------------------------                                                              --------------
Richard E. Keene

  /s/ Joseph P. Mirabito                  Director                                             March 10, 2006
---------------------------------                                                              --------------
Joseph P. Mirabito

  /s/ James L. Seward                     Director                                             March 10, 2006
---------------------------------                                                              --------------
James L. Seward

  /s/ Geoffrey A. Smith                   Director                                             March 10, 2006
---------------------------------                                                              --------------
Geoffrey A. Smith

  /s/ James F. VanDeusen                  Director                                             March 10, 2006
---------------------------------                                                              --------------
James F. VanDeusen

  /s/ David F. Wilber, III                Director                                             March 10, 2006
---------------------------------                                                              --------------
David F. Wilber, III


82-K

EXHIBIT INDEX

No.        Document

3.1 Restated Certificate of Incorporation of The Wilber Corporation (incorporated by reference as Exhibit A of the Company's Definitive Proxy Statement - Schedule 14A (File No. 001-31896) filed with the Securities and Exchange Commission on March 24, 2005)

3.2 Bylaws of The Wilber Corporation as Amended and Restated (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 27, 2005)

10.1 Deferred Compensation Agreement as Amended between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

10.2 Summary Plan Description for the Amended and Restated Wilber National Bank Split-Dollar Life Insurance Plan (incorporated by reference to
           Exhibit 10.2 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.3 Amendment to the Wilber National Bank Split-Dollar Life Insurance Plan Agreement and Split-Dollar Policy Endorsement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to
           Exhibit 10.3 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.4 Executive Salary Continuation Agreement between Wilber National Bank and Robert W. Moyer (incorporated by reference to Exhibit 10.4 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.5 Executive Salary Continuation Agreement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.5 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.6 Employment Agreement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.6 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.7 Severance Compensation Agreement between The Wilber Corporation and Alfred S. Whittet (incorporated by reference to Exhibit 10.7 of the Company's Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.8 Retention Bonus Agreement as Amended between Wilber National Bank and Douglas C. Gulotty (incorporated by reference to Exhibit 10.8 of the Company's Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

10.9 Retention Bonus Agreement as Amended between Wilber National Bank and Joseph E. Sutaris (incorporated by reference to Exhibit 10.8 of the Company's Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

10.11 Employment Agreement between Wilber National Bank and Douglas C. Gulotty (incorporated by reference to Exhibit 10.11 of the Company's Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

10.12 Employment Agreement between Wilber National Bank and Joseph E. Sutaris (incorporated by reference to Exhibit 10.12 of the Company's Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

13         Annual Report to Shareholders (included in this annual report on Form
           10-K)


                                                                            83-K

14 Code of Ethics as Amended incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K, and available on the Company's website (http://www.wilberbank.com) under the link 'About Us.'

21         Subsidiaries of the Registrant

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350


84-K

                                                                      Exhibit 21

Subsidiaries of the Registrant

The Wilber Corporation has the following subsidiary, which is wholly owned:

Wilber National Bank, a national bank.


                                                                            85-K