Form 10-Q
period 2006-03-31
Wilber CORP
filed 2006-05-10
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐ TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

For the Transition Period from __________ to ___________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “Large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 8, 2006, there were issued and outstanding 11,145,937 shares of the Registrant’s Common Stock.

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

Back to Index

ITEM 1: Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,
dollars in thousands except share and per share data	2006	2005
Assets
Cash and Due from Banks	$13,062	$12,817
Time Deposits with Other Banks	2,300	2,700
Federal Funds Sold	8,200	2,900
Total Cash and Cash Equivalents	23,562	18,417
Securities
Trading, at Fair Value	1,584	1,542
Available-for-Sale, at Fair Value	242,228	240,350
Held-to-Maturity, Fair Value of $56,653 at March 31, 2006,
and $53,837 at December 31, 2005	58,177	54,939
Loans	398,955	403,665
Allowance for Loan Losses	(5,976)	(6,640)
Loans, Net	392,979	397,025
Premises and Equipment, Net	6,372	6,430
Bank Owned Life Insurance	15,662	15,530
Goodwill	4,518	4,518
Intangible Assets, Net	653	698
Other Assets	14,569	13,279
Total Assets	$760,304	$752,728

Liabilities and Shareholders’ Equity
Deposits:
Demand	$68,450	$72,986
Savings, NOW and Money Market Deposit Accounts	241,238	244,484
Certificates of Deposit (Over $100M)	81,298	78,147
Certificates of Deposit (Under $100M)	187,313	183,716
Other Deposits	26,307	25,625
Total Deposits	604,606	604,958
Short-Term Borrowings	33,363	19,357
Long-Term Borrowings	47,887	52,472
Other Liabilities	6,668	8,224
Total Liabilities	692,524	685,011

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at March 31, 2006,
and December 31, 2005	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	87,794	86,900
Accumulated Other Comprehensive Loss	(3,240)	(2,409)
Treasury Stock at Cost, 2,815,727 Shares at March 31, 2006,
and December 31, 2005	(21,138)	(21,138)
Total Shareholders’ Equity	67,780	67,717
Total Liabilities and Shareholders’ Equity	$760,304	$752,728

See accompanying notes to unaudited consolidated interim financial statements.

Back to Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended
	March 31,
dollars in thousands except share and per share data	2006	2005
Interest and Dividend Income
Interest and Fees on Loans	$7,310	$6,593
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,440	2,341
State and Municipal Obligations	597	700
Other	60	44
Interest on Federal Funds Sold and Time Deposits	63	142
Total Interest and Dividend Income	10,470	9,820

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	873	589
Certificates of Deposit (Over $100M)	783	581
Certificates of Deposit (Under $100M)	1,638	1,317
Other Time	221	180
Interest on Short-Term Borrowings	200	152
Interest on Long-Term Borrowings	505	690
Total Interest Expense	4,220	3,509
Net Interest Income	6,250	6,311
Provisions for Loan Losses	420	240
Net Interest Income After Provision for Loan Losses	5,830	6,071

Non-Interest Income
Trust Fees	389	328
Service Charges on Deposit Accounts	407	392
Commission Income	186	138
Investment Security Gains, Net	293	244
Increase in Cash Surrender Value of Bank Owned Life Insurance	132	134
Other Service Fees	103	101
Other Income	140	114
Total Non-Interest Income	1,650	1,451

Non-Interest Expense
Salaries	2,390	2,221
Employee Benefits	599	577
Net Occupancy Expense of Bank Premises	454	470
Furniture and Equipment Expense	184	172
Computer Service Fees	204	131
Advertising and Marketing	103	102
Professional Fees	232	196
Other Miscellaneous Expenses	685	721
Total Non-Interest Expense	4,851	4,590
Income Before Taxes	2,629	2,932
Income Taxes	(676)	(762)
Net Income	$1,953	$2,170

Weighted Average Shares Outstanding	11,145,937	11,186,275
Basic Earnings Per Share	$0.18	$0.19

See accompanying notes to unaudited consolidated interim financial statements.

Back to Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
dollars in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2004	$140	$4,224	$83,402	$396	($20,557)	$67,605
Comprehensive Income:
Net Income	-	-	2,170	-	-	2,170
Change in Net Unrealized Gain (Loss)
on Securities, Net of Taxes	-	-	-	(2,171)	-	(2,171)
Total Comprehensive Loss						(1)
Cash Dividends ($.095 per share)	-	-	(1,063)	-	-	(1,063)
Purchase of Treasury Stock (16,500 shares)					(205)	(205)
Balance March 31, 2005	$140	$4,224	$84,509	($1,775)	($20,762)	$66,336

Balance December 31, 2005	$140	$4,224	$86,900	($2,409)	($21,138)	$67,717
Comprehensive Income:
Net Income	-	-	1,953	-	-	1,953
Change in Net Unrealized Gain (Loss)
on Securities, Net of Taxes	-	-	-	(831)	-	(831)
Total Comprehensive Income						1,122
Cash Dividends ($.095 per share)	-	-	(1,059)	-	-	(1,059)
Balance March 31, 2006	$140	$4,224	$87,794	($3,240)	($21,138)	$67,780

See accompanying notes to unaudited consolidated interim financial statements.

Back to Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
dollars in thousands	2006	2005
Cash Flows from Operating Activities:
Net Income	$1,953	$2,170
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used by) Operating Activities:
Provision for Loan Losses	420	240
Depreciation and Amortization	279	263
Net Amortization of Premiums and Accretion of Discounts on Investments	181	270
Available-for-Sale Investment Security Gains, net	(197)	(247)
Other Real Estate Losses	-	-
Increase in Cash Surrender Value of Bank Owned Life Insurance	(132)	(134)
Net Decrease in Trading Securities	54	80
Net (Gains) Losses on Trading Securities	(96)	3
Increase in Other Assets	(680)	(321)
Decrease in Other Liabilities	(1,695)	(2,501)
Net Cash Provided by (Used by) Operating Activities	87	(177)

Cash Flows from Investing Activities:
Net Cash Acquired from Acquisition of a Branch	-	22,521
Proceeds from Maturities of Held-to-Maturity Investment Securities	1,902	2,294
Purchases of Held-to-Maturity Investment Securities	(5,176)	(15)
Proceeds from Maturities of Available-for-Sale Investment Securities	7,559	19,205
Proceeds from Sales of Available-for-Sale Investment Securities	2,961	5,351
Purchases of Available-for-Sale Investment Securities	(13,705)	(20,977)
Net Decrease (Increase) in Loans	3,626	(2,870)
Purchase of Premises and Equipment, Net of Disposals	(119)	(109)
Net Cash (Used by) Provided by Investing Activities	(2,952)	25,400

Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Savings, NOW,
Money Market and Other Time Deposits	(7,100)	(5,493)
Net Increase in Certificates of Deposit	6,748	501
Net Increase (Decrease) in Short-Term Borrowings	14,006	(13,011)
Increase in Long-Term Borrowings	-	16,900
Repayment of Long-Term Borrowings	(4,585)	(24,092)
Purchase of Treasury Stock	-	(205)
Cash Dividends Paid	(1,059)	(1,063)
Net Cash Provided by (Used by) Financing Activities	8,010	(26,463)
Net Increase (Decrease) in Cash and Cash Equivalents	5,145	(1,240)
Cash and Cash Equivalents at Beginning of Year	18,417	20,539
Cash and Cash Equivalents at End of Period	$23,562	$19,299

.		(Continued )

Back to Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited), continued

	Three Months Ended
	March 31,
dollars in thousands	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$4,101	$3,537
Income Taxes	$2,712	$3,070
Non Cash Investing Activities:
Change in Unrealized Gain on Securities	($1,359)	($3,556)
Fair Value of Assets Acquired	$0	$8,185
Fair Value of Liabilities Assumed	$0	$32,967

See accompanying notes to unaudited consolidated interim financial statements.

Back to Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of The Wilber Corporation (the "Company"), its wholly owned subsidiary Wilber National Bank (the "Bank") and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated interim financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

The data in the consolidated balance sheet for December 31, 2005, was derived from the Company's 2005 Annual Report on Form 10-K. The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2005 and 2004, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of March 31, 2006, and the statements of income, the statements of changes in shareholders' equity and comprehensive income and cash flows for the three-months ended March 31, 2006 and 2005, should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto.

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

The estimated fair value of the Company's stand-by letters of credit was $15 thousand and $12 thousand at March 31, 2006, and December 31, 2005, respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company’s stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Back to Index

Note 4. Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen. Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan. This plan is sponsored by the Company's bank subsidiary. Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan is frozen, the Company maintains the responsibility for funding the plan. The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. An annual minimum contribution is not required in 2006 because the plan is more than 100% funded. Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment. The Company expects to incur a curtailment charge on the plan during the second quarter of 2006 of approximately $200,000.

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30 measurement date, are:

	Three-Months Ended
	March 31,
dollars in thousands	2006	2005
Service Cost	$106	$170
Interest Cost	211	231
Expected Return on Plan Assets	(334)	(311)
Net Amortization	19	53
	$2	$143

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three-Months Ended
	March 31,
dollars in thousands	2006	2005
Unrealized Holding Losses Arising During the Period, Net of Tax
(Pre-tax Amount of ($1,162) and ($3,309))	($710)	($2,021)
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($197) and ($247))	(121)	(150)

Other Comprehensive Loss, Net of Tax of $528 and $1,385	($831)	($2,171)

Back to Index

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at March 31, 2006, as compared to December 31, 2005; and (ii) a comparison of our results of operations for the three-month period ended March 31, 2006, as compared to the three-month period ended March 31, 2005.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest income earned on our loans and investment securities less the interest paid on our deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase in the cash surrender value on bank owned life insurance, other service fees, and other income. Our non-interest expenses primarily consist of employee salaries and benefits, occupancy and equipment expense, advertising and marketing expense, computer service fees, professional fees and other expenses. Results of operations are also influenced by general economic and competitive conditions (particularly changes in interest rates), government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s March 31, 2006, evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While we have concluded that the March 31, 2006, evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

B. Financial Condition and Performance Overview

During the first quarter of 2006, we experienced modest growth in our total assets. At March 31, 2006, total assets increased to $760.304 million. This compares to $752.728 million in total assets at December 31, 2005, a $7.576 million, or 1.0% increase. The growth in total assets was primarily funded by an increase in short-term borrowings. During the quarter we experienced fluctuations in total deposits including a decrease in total deposits during the last few weeks of the quarter, causing us to borrow $15.000 million of short-term funds at the Federal Home Loan Bank of New York (“FHLBNY”).

The allowance for loan losses at March 31, 2006, was $5.976 million or 1.50% of gross loans outstanding. This compares to $6.640 million or 1.65% of loans outstanding at December 31, 2005. The decrease in the allowance for loan losses totaling $664 thousand was principally due to a significant increase in net charge-offs during the quarter. During the first quarter of 2006, net charge-offs on loans totaled $1.084 million. This compares to $112 thousand in net charge-offs during the first quarter of 2005, a $972 thousand increase. During the first quarter of 2006, we recorded a $981 thousand charge-off on two loans to one of our large commercial borrowers. Prior to the first quarter of 2006, we allocated $826 thousand in the allowance for loan losses for the potential losses on these loans due to the weakened financial condition of the borrower. During the first quarter of 2006, we determined that a significant portion of the gross loans outstanding to this borrower were non-collectible and charged-off $981 thousand to the allowance for loan losses.

Net income for the first quarter of 2006 was less than net income for the first quarter of 2005. Specifically, net income decreased $217 thousand or 10.0%, from $2.170 million in the first quarter of 2005 to $1.953 million during the first quarter of 2006. The decrease in net income reduced earnings per share from $0.19 in the first quarter of 2005 to $0.18 in the first quarter of 2006. The net decrease in net income on a comparable quarter basis was caused by a decrease in net interest income, an increase in the provision for loan losses, an increase in non-interest expense, partially offset by an improvement in

Back to Index

non-interest income, and a reduction in income tax expense.

The following tables set forth in this quarterly financial report provide readers with supplementary information, which is not directly obtainable from the interim unaudited financial statements provided in PART I, Item 1 of this quarterly report. These tables are to be read in conjunction with our management discussion and analysis narrative regarding the financial condition, results of operations, liquidity and capital resources contained within this report.

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended March 31,
	2006			2005
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
Earning Assets:	(Dollars in thousands)
Federal Funds Sold	$4,000	$44	4.46%	$4,356	$25	2.33%
Interest bearing deposits	2,314	19	3.33%	9,810	117	4.84%
Securities (1)	302,373	3,097	4.15%	309,013	3,085	4.05%
Loans, Net (2)	395,312	7,310	7.50%	389,866	6,593	6.86%
Total earning assets	703,999	10,470	6.03%	713,045	9,820	5.59%
Non-earning assets	48,499			47,046
Total assets	$752,498			$760,091
Liabilities:
Savings accounts	$92,406	$142	0.62%	$98,552	$152	0.63%
Money market accounts	53,122	451	3.44%	32,792	156	1.93%
NOW accounts	97,031	280	1.17%	121,301	281	0.94%
Time accounts	293,476	2,642	3.65%	275,246	2,078	3.06%
Borrowings	75,507	705	3.79%	94,871	842	3.60%
Total interest bearing liabilities	611,542	4,220	2.80%	622,762	3,509	2.29%

Non-interest bearing deposits	68,332			61,705
Other non-interest bearing liabilities	4,962			7,614
Total liabilities	684,836			692,081
Shareholders' equity	67,662			68,010
Total liabilities and shareholder equity	$752,498			$760,091
Net interest income		$6,250			$6,311
Net interest rate spread (3)			3.23%			3.30%
Net earning assets	$92,457			$90,283
Net interest margin (4)			3.60%			3.59%
Ratio of earning assets to interest bearing liabilities	115.12%			114.50%

(1) Securities are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.
(2) Average net loans equal average gross loans less the average allowance for loan losses. However, for purposes of these computations, non-accrual loans are included in average loan balances outstanding.

(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Back to Index

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

Dollars in Thousands	At March 31, 2006	At December 31, 2005
Loans in Non-Accrual Status:
Residential real estate (1)	$473	$327
Commercial real estate	925	2,287
Commercial (2)	467	1,191
Consumer	54	61
Total non-accruing loans	1,919	3,866
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	86	181
Troubled Debt Restructured Loans	0	871
Total non-performing loans	2,005	4,918
Other real estate owned	20	20
Total non-performing assets	$2,025	$4,938
Total non-performing assets as a percentage of total assets	0.27%	0.66%
Total non-performing loans as a percentage of total loans	0.50%	1.22%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Back to Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$6,640	$6,250

Charge offs:
Residential real estate (1)	7	18
Commercial real estate	2	0
Commercial (2)	983	0
Consumer	210	162
Total charge offs	1,202	180

Recoveries:
Residential real estate (1)	1	20
Commercial real estate	0	0
Commercial (2)	13	10
Consumer	104	38
Total recoveries	118	68

Net charge-offs	1,084	112
Provision for loan losses	420	240
Balance at end of period	$5,976	$6,378

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	1.09%	0.11%

Allowance for loan losses to gross loans	1.50%	1.59%

Allowance for loan losses to non-performing loans	298%	184%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Back to Index

C. Comparison of Financial Condition at March 31, 2006, and December 31, 2005

Overview. Total assets did not increase significantly during the first quarter of 2006. Specifically, total assets increased by $7.576 million or 1.0% between December 31, 2005, and March 31, 2006. During the first quarter of 2006 we did not acquire or sell any branch offices or execute or unwind any wholesale leverage that would cause a significant fluctuation in total assets.

Although total deposits did not change significantly between December 31, 2005, and March 31, 2006, $604.958 million and $604.606 million, respectively, throughout the first quarter, we experienced modest fluctuations in total deposits from week to week due to a competitive local market for deposit funding. In addition, the composition of our deposits changed during the quarter as an increasing number of depositors transferred monies from low interest-bearing non-maturity deposits to higher interest-bearing certificates of deposit as interest rates increased during the quarter.

During the first quarter of 2006, we experienced a modest decrease in gross loans. Specifically, gross loans decreased $4.710 or 1.2% during the quarter, from $403.665 million at December 31, 2005, to $398.955 million at March 31, 2006. We attribute the decrease in gross loans during the quarter to a lack of growth in the regional economy and recent increases in short-term interest rates.

Asset Quality. We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience. Between December 31, 2005, and March 31, 2006, the level of non-performing loans declined (an improvement), while all of our other credit quality measures worsened. Specifically, the level of delinquent loans, potential problem loans, and net charge-offs increased during the first quarter of 2006.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans decreased $2.913 million during the quarter, from $4.918 million at December 31, 2005, to $2.005 million at March 31, 2006. During the first quarter of 2006, a $1.646 million commercial real estate loan on non-accrual was paid-off in full by a related party of the borrower. In addition, during the first quarter of 2006, an $871 thousand loan, previously recorded as a troubled debt restructured loan, was removed from troubled debt status. At March 31, 2006, the loan was performing and yielding a market rate. And finally, during the first quarter, we charged-off a $746 thousand loan to one of our large commercial borrowers, which was previously on non-accrual status. These decreases in non-performing loans were offset by the addition of eight (8) loans with small balances being placed on non-accrual status during the quarter.

Net loan charge-offs increased significantly during the first quarter of 2006 due principally to a $981 thousand charge-off for loans made to one of our large commercial borrowers. By comparison, during the first quarter of 2005 we recorded net charge-offs of $112 thousand.

Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million. During the first quarter of 2006, potential problem loans increased $7.367 million, from $7.897 million at December 31, 2005, to $15.264 million at March 31, 2006. The increase in potential problem loans from the period ended December 31, 2005, to the period ended March 31, 2006, was primarily due to the identification of a decline of the financial condition of five (5) large commercial borrowers during the quarter with combined total loan balances of $7.670 million.

At March 31, 2006, loans that were 30 or more days delinquent (excluding non-performing loans) totaled $2.797 or 0.70% of loans outstanding. By comparison, at December 31, 2005, we had $2.062 million or 0.51% of loans outstanding in this same category, a net increase of $735 thousand between the periods. Although the level of delinquent loans increased during the quarter, we still deem the level of delinquent loans as low and within reasonable industry standards.

The allowance for loan losses at March 31, 2006, was $5.976 million or 1.50% of gross loans outstanding. This compares to $6.640 million or 1.65% of loans outstanding at December 31, 2005. The significant decrease in the allowance for loan losses was principally due to a significant increase in the level of net charge-offs recorded during the first quarter of 2006, totaling $1.084 million. This amount far exceeds historical quarterly averages because it includes a $981 thousand charge-off on two loans to one

Back to Index

of our large commercial borrowers. We specifically allocated $826 thousand in the allowance for loan losses for anticipated losses on these two loans to this borrower during prior periods. Management and the Board of Directors deemed the allowance for loan losses as adequate at March 31, 2006, and December 31, 2005.

The credit quality of the investment securities portfolios, both available-for-sale and held-to-maturity, remained strong during the quarter. At March 31, 2006, 99.7% of the securities held in the Company’s bond portfolio were rated “A” or better by Moody’s credit rating service; 95.2% were rated AAA. By comparison, at December 31, 2005, 99.8% were rated “A” or better and 95.1% were rated AAA.

D. Comparison of Results of Operations for the Three-Months Ended March 31, 2006 and 2005

Overview. During the first quarter of 2006, our net income and earnings per share were $1.953 million and $0.18 respectively. This was a $217 thousand or 10.0% decrease in net income and a $0.01 decrease in earnings per share as compared to the first quarter of 2005. During the first quarter of 2005, we earned $2.170 million in net income and earnings per share of $0.19. Net interest income decreased $61 thousand or 1.0% between comparable quarters due principally to a decrease in the average volume of earning assets. In addition, non-interest expense increased $261 thousand or 5.7% due principally to increases in salaries and employee benefits, while the provision for loan losses increased $180 thousand or 75.0% due to the overall weaker credit quality of our loan portfolio between the comparable periods. The decrease in net income caused by these factors was offset by an improvement in non-interest income and a decrease in income taxes.

The decrease in net income resulted in a decrease in both our return on average assets and return on average stockholders’ equity. More specifically, during the first quarter of 2006 our return on average assets and return on average equity were 1.05% and 11.71%, respectively, as compared to 1.16% and 12.94% during the first quarter of 2005.

Net Interest Income. Net interest income is our most significant source of revenue. During the first quarter of 2006 and first quarter of 2005, net interest income comprised 79% and 81% of our net revenue (net interest income plus non-interest income), respectively. In the three month period ended March 31, 2006, our net interest income was $6.250 million. By comparison, for the three-month period ended March 31, 2005, our net interest income was $6.311 million. The $61 thousand or 1.0% decrease in net interest income was principally due to a decrease in our average earning assets on a comparable quarter basis.

The Treasury yield curve became increasingly flat throughout the last three quarters of 2005 and the first quarter of 2006. During the 12-month period ended March 31, 2006, the Federal Open Market Committee raised the Federal funds target rate 2.00% (in eight 25 basis point increases). These actions reduced the interest spread between the Federal funds target rate and the 10-year Treasury note yield at March 31, 2006, to approximately 10 basis points. By comparison, at the end of the first quarter of 2005, the interest spread between the Federal funds target rate and the 10-year Treasury note was approximately 185 basis points. This flattening of the yield curve eliminated wholesale leverage opportunities and reduced the economic benefit of borrowing funds throughout the period, causing us to reduce borrowings and, in turn, our earning assets. During the first quarter of 2005, our average earning assets were $713.045 million, this compares to $703.999 million during the first quarter of 2006.

Between comparable quarterly periods, total interest and dividend income increased $650 thousand or 6.6%, from $9.820 million for the three month period ended March 31, 2005, to $10.470 million for the three month period ended March 31, 2006. Between the quarterly periods, the weighted average yield on the loan portfolio increased 64 basis points, from 6.86% in the first quarter of 2005 to 7.50% in the first quarter of 2006. Between the periods, the prime rate, the primary index rate for our variable rate loans, increased significantly, which drove the increase in our loan yields. The increase in loan yields contributed $623 thousand of additional interest income between comparable quarterly periods.

Interest expense increased $711 thousand, or 20.3%, for the quarterly period ended March 31, 2006, versus the quarterly period ended March 31, 2005. Between the comparable quarterly periods interest rates increased. This prompted us, as well as our competitors, to raise the interest rate paid on interest-bearing deposit accounts, particularly the more interest-sensitive deposit accounts, such as money market accounts and time accounts. Between the periods we recorded a $645 thousand net increase in the cost of interest bearing deposit liabilities due to increase in interest rates. In addition, due to the

Back to Index

higher interest rates, our customers increased the amount of deposits held in money market and time accounts. The combination of higher interest rates and increased deposit levels increased the interest expense recorded on money market accounts from $156 thousand during the first quarter of 2005 to $451 thousand during the first quarter of 2006, a $295 thousand increase. Similarly, the interest expense recorded on time accounts increased from $2.078 million during the first quarter of 2005 to $2.642 million during the first quarter of 2006.

In addition, due to the flat yield curve environment, we repaid borrowings between the comparable quarterly periods. During the three month period ended March 31, 2005, we averaged $94.871 million in borrowings. By comparison, during the three month period ended March 31, 2006, we averaged $75.507 million in borrowings, a $19.364 million or 25.6% decrease. The decrease in average borrowings resulted in a net decrease in interest expense on borrowings of $137 thousand between the periods.

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

	For the Three Months Ended March 31,
	2006 vs. 2005
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal Funds Sold	$21	($2)	$19
Interest bearing deposits	(27)	(71)	(98)
Securities	79	(67)	12
Loans	623	94	717
Total earning assets	696	(46)	650

Interest bearing liabilities:
Savings accounts	(2)	(8)	(10)
Money market accounts	165	130	295
NOW accounts	62	(63)	(1)
Time accounts	420	144	564
Borrowings	42	(179)	(137)
Total interest bearing liabilities	687	24	711

Change in net interest income	$9	($70)	($61)

Net interest income for the three-month period ended March 31, 2006, was $6.250 million. This compares to $6.311 million for the three-month period ended March 31, 2005, a $61 thousand or 1.0% decrease between comparable periods. Although the net decrease in interest income between comparable periods was not significant, several components of interest income and interest expense changed significantly between the periods due to both rate and volume factors.

Interest income increased $650 thousand between the periods due principally to an increase in the rate on earning assets. More specifically, the interest income on earning assets increased $696 thousand between periods as interest rates and resultant yields on Federal Funds Sold, securities, and loans increased. The $27 thousand decrease in interest income on interest bearing deposits due to rate between the periods was due to the maturity of $7.499 million of long term high-yield certificates of

Back to Index

deposit between the periods. The improvement in interest income on earning assets of $696 thousand due to a change in rate was offset by a $46 thousand reduction in interest income due to a decrease in the average volume of most categories of earning assets, including Federal Funds Sold, interest bearing deposits, and securities. Although the average volume of net loans increased $5.446 million between the periods, resulting in a $94 thousand increase in interest income, it was offset by a decrease in the other categories of earning assets totaling $14.492 million, which decreased interest income by $140 thousand. Throughout the last three quarters of 2005 and the first quarter of 2006, we recorded an increase in average loans outstanding due to our loan production efforts. The growth in average loans outstanding, coupled with the reduction in borrowings between the periods, caused us to reduce the volume of other earning assets.

The $650 thousand increase in interest income was offset by a $711 thousand increase in the cost of interest bearing liabilities, $687 thousand due to the increase in rate and $24 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time accounts and interest expense on money market accounts increased $564 thousand and $295 thousand, respectively, over the comparable periods. Between the end of the first quarter of 2005 and the end of the first quarter of 2006, we raised the interest rates paid on our certificates of deposit to remain competitive within our market. This drove up the cost of time accounts resulting in a $420 thousand increase in interest expense due to rate. In addition, a significant portion of money market account balances were indexed to the 90-day Treasury bill rate, causing an increase in the average rate paid for money market deposits from 1.93% during the first quarter of 2005 to 3.44% during the first quarter of 2006. The rate increase resulted in an additional $165 thousand of interest expense on a comparable quarter basis.

As short-term interest rates increased rapidly between the periods we only modestly increased the interest rate on our NOW account deposits. This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a higher-yield deposit account. This decreased the average volume of NOW accounts between the periods from $121.301 million in the first quarter of 2005 to $97.031 million in the first quarter of 2006. The decrease in the average volume of NOW account deposits reduced interest expense by $63 thousand between comparable periods. This improvement was offset, however, by a $62 thousand increase in interest expense on NOW account deposits due to a 23 basis point increase in the average rate paid between the periods.

The interest expense on borrowings decreased $137 thousand between comparable quarters due principally to the repayment of borrowed funds throughout the last three quarters of 2005. Between the comparable periods, the average volume of borrowings decreased by $19.364 million resulting in a $179 thousand decrease in interest expense due to changes in volume. This was offset by a $42 thousand increase in interest expense on borrowings between comparable periods due to higher interest rates.

Provision for Loan Losses. We recorded a provision for loan losses of $420 thousand for the three month period ended March 31, 2006, as compared to $240 thousand for the three month period ended March 31, 2005, a $180 thousand increase. During the first quarter of 2006, most of our credit quality measures worsened, prompting an increase to provision for loan losses. In particular, during the quarter we downgraded some of our large commercial credits, which increased the level of potential problem loans from $7.897 million at December 31, 2005, to $15.264 million at March 31, 2006. In addition the amount of delinquent loans increased modestly between the period ended December 31, 2005, and the period ended March 31, 2006. A more significant increase in the provision for loan losses was mitigated by the reduction in non-performing loans. Between the period ended December 31, 2005, and the period ended March 31, 2006, total non-performing loans decreased $2.913 million. Although net charge-offs increased $972 thousand between the first quarter of 2005 and the first quarter of 2006, we did not specifically record an increase in the provision for loan losses for this factor because $981 thousand of the net charge-offs in the first quarter of 2006 was due to the charge-off of two loans to a single commercial borrower, in which we previously allocated $826 thousand in the allowance for loan losses for these loans.

Non-Interest Income. Non-interest income increased from $1.451 million in the three-month period ended March 31, 2005, to $1.650 million in the three-month period ended March 31, 2006, a $199 thousand or 13.7% increase. Between comparable periods all categories of non-interest income increased, except bank-owned life insurance income.

Back to Index

Trust fees increased $61 thousand or 18.6% between the comparable quarters, from $328 thousand for the quarter ended March 31, 2005, to $389 thousand for the quarter ended March 31, 2006. During the first quarter of 2006, we recorded account termination fees totaling $45 thousand on five trust accounts and $14 thousand in executor fees on an estate we administered and closed. By comparison, similar fees were not recorded during the first quarter of 2005.

During the first quarter of 2006, we recorded $407 thousand of service charges on deposit accounts. This compares to $392 thousand during the first quarter of 2005, a $15 thousand or 3.8% increase. The net increase in service charges on deposit accounts was primarily due to an increase in penalty charges on our demand deposit accounts and an increase in ATM fees.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang - Wilber LLC. During the first quarter of 2006, we recorded $186 thousand of commission income. This compares to $138 thousand during the first quarter of 2005, a $48 thousand or 34.8% increase. During the first quarter of each year, our insurance agency receives payments from various insurance carriers for the prior year’s loss performance. These payments, as well as the general level of sales commission for the agency, increased period over period resulting in a $48 thousand increase in commission income.

During the first quarter of 2006, we recognized investment securities gains of $293 thousand. This compares to $244 thousand during the first quarter of 2005, a $49 thousand or 20.1% increase between the periods. During the first quarter of 2006 we sold $2.961 million of available-for-sale investment securities; principally municipal and equity securities to meet our funding and liquidity objectives. We also had an additional $9.461 million in available-for-sale and held-to-maturity securities mature or be called. These activities generated net investment securities gains of $197 thousand for the quarter. In addition, we recorded a $96 thousand gain on our trading securities during the quarter. By comparison, during the first quarter of 2005, we sold $5.351 million of available-for-sale investment securities and had an additional $21.499 million in available-for-sale and held-to-maturity securities mature or be called, generating net gains of $247 thousand. These gains were offset by a $3 thousand net loss on our trading securities during the quarter.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of foreclosed real estate, and distributions from two insurance trusts, in which the Bank participates. Other income increased from $114 thousand in the first quarter of 2005 to $140 thousand in the first quarter of 2006, a $26 thousand or 22.8% increase. The increase was principally attributed to an increase in investment services income. During the first quarter of 2005, we recorded $38 thousand of investment services income, as compared to $84 thousand in the first quarter of 2006, a $46 thousand or 121.1% increase. The fee income improvements experienced in the first quarter of 2006 were the result of additional mutual fund, annuity, and investment securities sales generated by our licensed investment services employees.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expense. Total non-interest expense increased $261 thousand or 5.7% on a comparable quarter basis, from $4.590 million in the first quarter of 2005 to $4.851 million in the first quarter of 2006. The most significant increases between the comparable quarters were in salaries expense, computer service fees and professional fees. During 2005 we acquired two branch offices from HSBC, opened a loan production office in Syracuse, New York, converted our core computer operating system, and created several new positions to monitor and assure compliance with newly imposed Federal regulations, in particular, Section 404 of the Sarbanes - Oxley Act of 2002 and the Bank Secrecy Act. These activities and efforts resulted in significant increases in several categories of non-interest expense, including salaries, employee benefits, computer service fees, and professional fees.

Salaries expense increased $169 thousand or 7.6% between the quarterly periods, from $2.221 million during the first quarter of 2005 to $2.390 million during the first quarter of 2006. The increase between periods was due to net increases in several components of salary. In particular, base salaries and overtime increased $118 thousand between the periods due to a slight increase in staff and general increases in base salary amounts. During the first quarter of 2006, we recorded $22 thousand of additional commission and incentive pay for the production efforts of sales and support staff. And finally, the salaries expense related to the Company’s executive deferred compensation plan increased $29 thousand between the periods, from $35 thousand during the first quarter of 2005 to $64 thousand during the first quarter of 2006.

Back to Index

During the first quarter of 2006, employee benefits expense increased $22 thousand or 3.8%, from $577 thousand during the first quarter of 2005 to $599 thousand during the first quarter of 2006. Although the net increase between the periods was not significant, some components of employee benefits expense changed significantly between the quarterly periods. During the first quarter of 2006, we froze the Company’s defined benefit pension plan. Because no further benefits will accrue to plan participants, we recorded a $142 thousand decrease in the defined pension plan expense during the first quarter of 2006, as compared to the first quarter of 2005. In conjunction with the curtailment of the defined benefit plan, we modified our 401k retirement plan to provide for employer contributions. As a result, during the first quarter of 2006, we recorded $101 thousand of employee benefits expense for commitments to contribute to this plan. By comparison, no expense was recorded for the 401k plan during the first quarter of 2005. The remaining net increase in employee benefits expense between comparable periods was principally due to general increases in F.I.C.A. expense, group health insurance, group disability insurance, workers compensation, and unemployment insurance. We expect to incur approximately a $200 thousand curtailment charge on the Company’s defined benefit pension plan during the second quarter of 2006.

Computer service fees increased from $131 thousand in the first quarter of 2005 to $204 thousand in the first quarter of 2006, a $73 thousand or 55.7% increase. During the third quarter of 2005, we converted our proprietary core computer operating system to a system(s) more widely used throughout the banking industry. To operate the new system(s) we entered into various software licensing agreements and maintenance contracts with several hardware and software computer system vendors resulting in an increase in computer service fees.

During the first quarter of 2006, we incurred $232 thousand of professional fees, as compared to $196 thousand during the first quarter of 2005, a $36 thousand or 18.4% increase. The increase in professional fees was due to several factors. On April 4, 2006, we announced a self-tender offer for the Company’s common stock. To complete the offer we incurred significant legal and other professional fees. In addition, in 2006 we outsourced the internal audit function to a third party accounting and auditing firm, thereby increasing professional fees. And finally, during the first quarter of 2006 we incurred $14 thousand of professional fees for loan review services.

Income Taxes. Income tax expense decreased from $762 thousand during the three-month period ended March 31, 2005, to $676 thousand during the three month period ended March 31, 2006. The decrease in income tax expense was primarily due to a decreased amount of pre-tax income. Our effective tax rate decreased between periods, from 26.0% in the three-month period ended March 31, 2005, to 25.7% in the three month period ended March 31, 2006.

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment every 90 days to estimate current and future sources and uses of liquidity. The 90-day sources and uses assessment is reviewed by our Asset and Liability Committee (“ALCO”). The ALCO, based on this assessment and other data, determines our future funding or investment needs and strategies. The results of the 90-day sources and uses assessment are reported to the Board of Directors of the Bank quarterly. We were in compliance with all of our internal liquidity policy limits at December 31, 2005, and March 31, 2006. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

Back to Index

Source of Funding
• Currency*
• Federal Reserve and Correspondent Bank Balances*
• Federal Funds Sold*
• Loan and Investment Principal and Interest Payments*
• Investment Security Maturities and Calls*
• Demand Deposits & NOW Accounts*
• Savings & Money Market Deposits*
• Certificates of Deposit and Other Time Deposits*
• Repurchase Agreements*
• FHLBNY Advances / Lines of Credit*
• Sale of Available-for-Sale Investment Securities
• Brokered Deposits
• Correspondent Lines of Credit
• Fed. Reserve Discount Window Borrowings
• Sale of Loans
• Proceeds from Issuance of Equity Securities
• Branch Acquisition • Cash Surrender Value of Bank-Owned Life Insurance

Table of Liquidity Measures:

The following table summarizes several of our key liquidity measures for the periods stated:

Liquidity Measure Dollars in Thousands	March 31, 2006	December 31, 2005
Cash and Cash Equivalents	$23,562	$18,417
Available-for-Sale Investment Securities at Estimated Fair Value less Securities pledged for State and Municipal Deposits and Borrowings	$68,370	$64,622
Gross Loan to Total Asset Ratio	52.47%	53.63%
FHLBNY Remaining Borrowing Capacity	$1,883	$19,413
Available Unsecured Correspondent Bank Lines of Credit	$15,000	$10,000

Between December 31, 2005, and March 31, 2006, our liquidity position did not materially change, primarily because our principal correspondent bank increased our unsecured overnight funds line of credit by $5.0 million, from $10.0 million at December 31, 2005, to $15.0 million at March 31, 2006. During the first quarter of 2006, deposit balances fluctuated significantly from week to week. In the last few weeks of the first quarter, deposit balances decreased significantly due to the maturity of several large municipal certificates of deposit. This outflow of deposits prompted us to borrow $15.0 million of short-term funds at the FHLBNY just prior to the end of the quarter. This transaction was the primary reason we experienced a $17.530 million decrease in our FHLBNY borrowing capacity between the periods ended December 31, 2005, and March 31, 2006. The borrowing was subsequently repaid in full during the first week of April 2006.

The substantial majority of our unencumbered available-for-sale investment securities are highly liquid and could be sold immediately or pledged for borrowing purposes to meet our anticipated or unanticipated loan and other funding requirements. In addition, the anticipated principal repayments on existing loans and investment securities, as well as the anticipated deposit retention levels, continue to provide us with an adequate amount of liquidity.

Our commitments to extend credit and stand-by letters of credit decreased $267 thousand between December 31, 2005, and March 31, 2006. At March 31, 2006, commitments to extend credit and stand-by letters of credit were $85.396 million, as compared to $85.663 million at December 31, 2005. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially impact our

Back to Index

liquidity prospectively.

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

F. Capital Resources and Dividends

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors. Our principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient capital base to provide for future expansion and comply with all regulatory standards.

At March 31, 2006, shareholders’ equity was $67.780 million. This represents a $63 thousand or less than 1.0% increase over total shareholders’ equity of $67.717 million at December 31, 2005. The slight increase in shareholders’ equity was primarily due to an $894 thousand increase in retained earnings, offset by an $831 thousand decrease in net unrealized loss on securities. During the first quarter of 2006, interest rates increased, which caused a decrease in the fair market value of our available-for-sale investment securities and the related accumulated other comprehensive loss.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of Tier 1 capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of shareholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company’s allowance for loan losses. Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at March 31, 2006, and December 31, 2005. The Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at March 31, 2006, were 13.29% and 14.51%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of March 31, 2006, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was $6.801 million. The ability of the Company and the Bank to pay dividends in the future is, and will continue to be, influenced by regulatory policies, capital guidelines and applicable laws.

On April 4, 2006, the Company announced a Dutch auction style self-tender offer to purchase up to 650,000 shares of its common stock (“the Offer”). Under the terms of the Offer, shareholders’ may tender their shares at a price (in 10 cent increments) between $9.90 and $11.40 per share. The expiration date for the offer was initially set for May 4, 2006. On May 5, 2006, the Company’s Board of Directors announced an extension of the expiration date to May 18, 2006.

Under the proposed terms of the offer, the Company may use up to $7.455 million of shareholders’ equity to acquire 650,000 of its shares. If the Company is successful in acquiring 650,000 shares at the maximum price of $11.40 per share pursuant to the Offer, the Company and the Bank, following the execution of the Offer, will remain adequately capitalized and well capitalized, respectively, per all federal regulatory standards. Through May 4, 2006, 518,802 shares were tendered pursuant to the Offer.

See PART II, Item 2 of this document “Unregistered Sales of Equity Securities and Use of Proceeds” for a recent history of the Company’s stock repurchase activities.

Back to Index

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

Measuring and managing interest rate risk is a dynamic process that the Bank’s management must continually perform to meet the objective of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank’s interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of “shocking” the current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earnings and the economic value of the Bank’s equity. The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit retention rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions, including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, we assume it will take 6 months for a 3.00% shift to take place. This is also known as a “ramped” interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning April 1, 2006, and ending March 31, 2007, under ramped shock scenarios.

Back to Index

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	10.75%	$26,216	$603	2.35%	0.89%
2.00%	9.75%	25,692	79	0.31%	0.12%
1.00%	8.75%	25,692	79	0.31%	0.12%
No change	7.75%	25,613	-	-	-
-1.00%	6.75%	25,303	(310)	-1.21%	-0.46%
-2.00%	5.75%	24,283	(1,330)	-5.19%	-1.96%
-3.00%	4.75%	23,369	(2,244)	-8.76%	-3.31%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would increase by $79 thousand or 0.12% of total shareholders’ equity in a +2.00% ramped interest rate shock and decline by $1.330 million or 1.96% of total shareholders’ equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. We try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. At March 31, 2006, approximately 23% of our total assets were invested in adjustable rate loans and investments.

At March 31, 2006, the Treasury yield curve was very “flat.” This flat interest rate environment inhibits our ability to earn net interest income, since Banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments. This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows Banks to enhance their “interest spread,” which generates net interest income. If this flat interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively.

ITEM 4:  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934

Back to Index

are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

From time to time, the Company becomes subject to various legal claims which arise in the normal course of business. At March 31, 2006, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business. The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A: Risk Factors

During the first quarter of 2006 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 15, 2006.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B. Not applicable

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005, our Board of Directors reauthorized management to purchase up to $1.5 million of the Company’s common stock under a previously approved and publicly announced stock repurchase program. Between July 26, 2005 and December 31, 2005, management purchased 17,155 shares under this authority, which reduced the amount of additional shareholders’ equity available to management to purchase shares under the program to $1.308 million. No additional shares were purchased under this stock repurchase program during the three-month period ended March 31, 2006. In addition, at March 31, 2006 management’s authority to purchase shares under this program was suspended pending the results of the Company’s common stock self-tender offer announced April 4, 2006.

All shares repurchased under our repurchase program were made in the open market or through private transactions, were limited to one transaction per week, and were conducted exclusively through Merrill Lynch, a registered broker-dealer. All such purchases were in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations there under, and the rules and regulations of the Amex®.

During the three month period ended March 31, 2006, the rights of holders of our registered securities were not modified; nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3:  Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended March 31, 2006.

Back to Index

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

See Exhibit Index to this Form 10-Q

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Dated:	05/08/2006

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Dated:	05/08/2006

Joseph E. Sutaris
Secretary, Treasurer and Chief Financial Officer

Back to Index

EXHIBIT INDEX

No.	Document

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

Back to Index