Form 10-Q
period 2006-06-30
Wilber CORP
filed 2006-08-07
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Yes ☐No ☒

As of August 3, 2006, there were issued and outstanding 10,589,182 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Interim Unaudited Consolidated Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Recent Developments
B. General
C. Financial Condition and Performance Overview
D. Comparison of Financial Condition at June 30, 2006 and December 31, 2005
E. Comparison of Results of Operation for the Three Months Ended June 30, 2006 and 2005
F. Comparison of Results of Operation for the Six Months Ended June 30, 2006 and 2005
G. Liquidity
H. Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

Back to Index

ITEM 1: Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,
dollars in thousands except share and per share data	2006	2005
Assets
Cash and Due from Banks	$11,976	$12,817
Time Deposits with Other Banks	2,300	2,700
Federal Funds Sold	14,300	2,900
Total Cash and Cash Equivalents	28,576	18,417
Securities
Trading, at Fair Value	1,512	1,542
Available-for-Sale, at Fair Value	229,527	240,350
Held-to-Maturity, Fair Value of $54,051 at June 30, 2006,
and $53,837 at December 31, 2005	56,292	54,939
Loans	402,498	403,665
Allowance for Loan Losses	(6,241)	(6,640)
Loans, Net	396,257	397,025
Premises and Equipment, Net	5,996	6,430
Bank Owned Life Insurance	15,803	15,530
Goodwill	4,518	4,518
Intangible Assets, Net	609	698
Other Assets	18,133	13,279
Total Assets	$757,223	$752,728

Liabilities and Shareholders’ Equity
Deposits:
Demand	$73,337	$72,986
Savings, NOW and Money Market Deposit Accounts	255,997	244,484
Certificates of Deposit (Over $100M)	89,990	78,147
Certificates of Deposit (Under $100M)	184,572	183,716
Other Deposits	26,491	25,625
Total Deposits	630,387	604,958
Short-Term Borrowings	12,771	19,357
Long-Term Borrowings	47,295	52,472
Other Liabilities	6,928	8,224
Total Liabilities	697,381	685,011

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at June 30, 2006,
and December 31, 2005	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	88,089	86,900
Accumulated Other Comprehensive Loss	(5,107)	(2,409)
Treasury Stock at Cost, 3,372,482 Shares at June 30, 2006,
and 2,815,727 Shares at December 31, 2005	(27,504)	(21,138)
Total Shareholders’ Equity	59,842	67,717
Total Liabilities and Shareholders’ Equity	$757,223	$752,728

See accompanying notes to interim unaudited consolidated financial statements.

Back to Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
dollars in thousands except share and per share data	2006	2005	2006	2005
Interest and Dividend Income
Interest and Fees on Loans	$7,471	$6,835	$14,781	$13,428
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,428	2,248	4,868	4,589
State and Municipal Obligations	592	641	1,189	1,341
Other	60	56	120	100
Interest on Federal Funds Sold and Time Deposits	95	160	158	302
Total Interest and Dividend Income	10,646	9,940	21,116	19,760

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	885	696	1,758	1,285
Certificates of Deposit (Over $100M)	947	601	1,730	1,182
Certificates of Deposit (Under $100M)	1,710	1,402	3,348	2,719
Other Deposits	230	194	451	374
Interest on Short-Term Borrowings	133	112	333	264
Interest on Long-Term Borrowings	483	554	988	1,244
Total Interest Expense	4,388	3,559	8,608	7,068
Net Interest Income	6,258	6,381	12,508	12,692
Provision for Loan Losses	420	240	840	480
Net Interest Income After Provision for Loan Losses	5,838	6,141	11,668	12,212

Non-Interest Income
Trust Fees	362	363	751	691
Service Charges on Deposit Accounts	406	424	813	816
Commission Income	131	174	317	312
Investment Security Gains, Net	17	148	310	392
Increase in Cash Surrender Value of Bank Owned Life Insurance	141	138	273	272
Other Service Fees	94	119	197	220
Other Income	200	117	340	231
Total Non-Interest Income	1,351	1,483	3,001	2,934

Non-Interest Expense
Salaries	2,323	2,341	4,713	4,562
Employee Benefits	839	757	1,438	1,334
Occupancy Expense of Bank Premises	401	378	855	848
Furniture and Equipment Expense	197	189	381	361
Computer Service Fees	193	183	397	314
Advertising and Marketing	126	143	229	245
Professional Fees	294	130	526	326
Loss on Disposal / Impairment of Fixed Assets	320	0	320	7
Other Miscellaneous Expenses	801	756	1,486	1,470
Total Non-Interest Expense	5,494	4,877	10,345	9,467
Income Before Taxes	1,695	2,747	4,324	5,679
Income Taxes	(341)	(748)	(1,017)	(1,510)
Net Income	$1,354	$1,999	$3,307	$4,169

Weighted Average Shares Outstanding	10,966,692	11,171,114	11,055,820	11,178,653
Basic Earnings Per Share	$0.12	$0.18	$0.30	$0.37

See accompanying notes to interim unaudited consolidated financial statements.

Back to Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
dollars in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2004	$140	$4,224	$83,402	$396	($20,557)	$67,605
Comprehensive Income:
Net Income	-	-	4,169	-	-	4,169
Change in Net Unrealized Loss on Securities, Net of Taxes	-	-	-	(675)	-	(675)
Total Comprehensive Income						3,494
Cash Dividends ($.19 per share)	-	-	(2,126)	-	-	(2,126)
Purchase of Treasury Stock (31,500 shares)					(388)	(388)
Balance June 30, 2005	$140	$4,224	$85,445	($279)	($20,945)	$68,585

Balance December 31, 2005	$140	$4,224	$86,900	($2,409)	($21,138)	$67,717
Comprehensive Income:
Net Income	-	-	3,307	-	-	3,307
Change in Net Unrealized Loss on Securities, Net of Taxes	-	-	-	(2,698)	-	(2,698)
Total Comprehensive Income						609
Cash Dividends ($.19 per share)	-	-	(2,118)	-	-	(2,118)
Purchase of Treasury Stock (556,755 shares)					(6,366)	(6,366)
Balance June 30, 2006	$140	$4,224	$88,089	($5,107)	($27,504)	$59,842

See accompanying notes to interim unaudited consolidated financial statements.

Back to Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
dollars in thousands	2006	2005
Cash Flows from Operating Activities:
Net Income	$3,307	$4,169
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	840	480
Depreciation and Amortization	565	540
Loss on Disposal / Impairment of Fixed Assets	320	0
Net Amortization of Premiums and Accretion of Discounts on Investments	349	539
Available-for-Sale Investment Security Gains, net	(271)	(367)
Increase in Cash Surrender Value of Bank Owned Life Insurance	(273)	(272)
Net Decrease in Trading Securities	69	76
Net Gains on Trading Securities	(39)	(25)
Increase in Other Assets	(3,111)	(179)
Decrease in Other Liabilities	(1,435)	(1,704)
Net Cash Provided by Operating Activities	321	3,257

Cash Flows from Investing Activities:
Net Cash Acquired from Acquisition of a Branch	0	22,521
Proceeds from Maturities of Held-to-Maturity Investment Securities	3,954	4,539
Purchases of Held-to-Maturity Investment Securities	(5,378)	(1,418)
Proceeds from Maturities of Available-for-Sale Investment Securities	17,045	39,506
Proceeds from Sales of Available-for-Sale Investment Securities	3,057	9,945
Purchases of Available-for-Sale Investment Securities	(13,705)	(34,018)
Net Increase in Loans	(72)	(8,595)
Net Purchase of Premises and Equipment	(245)	(218)
Net Cash Provided by Investing Activities	4,656	32,262

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	12,730	477
Net Increase (Decrease) in Certificates of Deposit	12,699	(3,872)
Net Decrease in Short-Term Borrowings	(6,586)	(16,956)
Increase in Long-Term Borrowings	0	16,900
Repayment of Long-Term Borrowings	(5,177)	(24,657)
Purchase of Treasury Stock	(6,366)	(388)
Cash Dividends Paid	(2,118)	(2,126)
Net Cash Provided by (Used by) Financing Activities	5,182	(30,622)
Net Increase in Cash and Cash Equivalents	10,159	4,897
Cash and Cash Equivalents at Beginning of Period	18,417	20,539
Cash and Cash Equivalents at End of Period	$28,576	$25,436

Back to Index

The Wilber Corporation Consolidated Statements of Cash Flows (Unaudited), continued

	Six Months Ended
	June 30,
dollars in thousands	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$8,564	$7,178
Income Taxes	$2,727	$3,085
Non Cash Investing Activities:
Change in Unrealized Loss on Securities	($4,419)	($1,104)
Fair Value of Assets Acquired	$0	$8,185
Fair Value of Liabilities Assumed	$0	$32,967

See accompanying notes to interim unaudited consolidated financial statements.

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

The data in the consolidated balance sheet for December 31, 2005, was derived from the Company's 2005 Annual Report on Form 10-K. The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2005 and 2004, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of June 30, 2006, the statements of income for the three and six-month periods ended June 30, 2006 and 2005, the statements of changes in shareholders' equity and comprehensive income and cash flows for the six-month periods ended June 30, 2006 and 2005, should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto.

Amounts in prior period’s consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Note 2. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Entities with complex capital structures must also present diluted EPS, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The Company does not have a complex capital structure and, accordingly, has presented only basic EPS.

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

The estimated fair value of the Company's stand-by letters of credit was $16 thousand and $12 thousand at June 30, 2006, and December 31, 2005, respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company’s stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Back to Index

Note 4. Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen. Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan. This plan is sponsored by the Company's bank subsidiary. Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan is frozen, the Company maintains the responsibility for funding the plan. The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. An annual minimum contribution is not required in 2006 because the plan is more than 100% funded. Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30, 2005 measurement date and the subsequent amendment on February 28, 2006, are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
dollars in thousands	2006	2005	2006	2005
Service Cost	$103	$170	$209	$340
Interest Cost	234	231	445	462
Expected Return on Plan Assets	(347)	(312)	(681)	(622)
Net Amortization	34	54	53	106
Curtailment Expense	190	0	190	0
	$214	$143	$216	$286

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
dollars in thousands	2006	2005	2006	2005
Unrealized Holding (Losses) Gains Arising During the Period Net of Tax
(Pre-tax Amount of ($2,986), $2,572 ,($4,148), and ($737))	($1,823)	$1,569	($2,533)	($451)
Reclassification Adjustment for (Gains) Realized in Net Income During the Period,
Net of Tax (Pre-tax Amount of ($74), ($120), ($271) and ($367))	(44)	(73)	(165)	(224)
Other Comprehensive (Loss) Income, Net of Tax of ($1,192), $955, ($1,721)
and ($429)	($1,867)	$1,496	($2,698)	($675)

Note 6. Loss on Disposal / Impairment of Fixed Assets

During the second quarter, our immediate market area was decimated by a flood due to torrential rains. As a result of the flood, two of our branch buildings, located in Sidney, NY and Walton, NY, and the contents in each office, were damaged or destroyed by floodwaters. Therefore, a loss of $320 thousand on the disposal and impairment of these assets was recorded during the second quarter of 2006. The furniture, fixtures and equipment that were components of these branches had a carrying value of $82 thousand and a related loss of $82 thousand was recorded. The buildings had a combined carrying amount of $592 thousand and a loss of $238 thousand was recorded.

Back to Index

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Recent Developments

Self Tender Offer. On June 1, 2006 we purchased 536,155 shares of our common stock into treasury pursuant to a modified Dutch-auction style self-tender offer filed with the SEC on April 4, 2006, and as amended on April 10, 2006, April 28, 2006, May 5, 2006, May 18, 2006 and May 25, 2006. The shares acquired under the self-tender offer were purchased at $11.40 per share (plus $0.07 per share in brokerage commissions) resulting in a $6.150 million decrease in shareholders’ equity. Pursuant to the offer shareholders could tender shares at any price (subject to $0.10 per share increments) between $9.90 and $11.40 per share. The offer expired May 18, 2006. All shares tendered by shareholders, totaling 536,155, were purchased by the Company.

Flood Losses. During the last week of June 2006 our immediate market area was decimated by flooding due to torrential rains. Two of our branch offices, in Sidney, New York and Walton, New York, and their contents were damaged by floodwaters. During the second quarter of 2006 we recorded a $320 thousand loss on the disposal / impairment of fixed assets due to flood-related damage to our branch offices and the destruction of their contents. We did not carry flood insurance on these properties. We estimate that we will incur an additional $125 thousand to $175 thousand in non-interest expense during the third quarter of 2006 for the rental of temporary banking facilities in these two markets and additional clean-up costs. Although we are not aware of any flood-specific credit problems of our borrowers, it is possible that we will need to increase the provision for loan losses in the third quarter of 2006 to absorb flood-related losses.

B. General

The primary objectives of this quarterly report are to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at June 30, 2006, as compared to December 31, 2005; (ii) a comparison of our results of operations for the three-month period ended June 30, 2006, as compared to the three-month period ended June 30, 2005; and (iii) a comparison of our results of operations for the six-month period ended June 30, 2006, as compared to the six-month period ended June 30, 2005

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest income earned on our loans and investment securities less the interest paid on our deposits and borrowings. Results of operations are also affected by the provision for loan losses, fees collected for trust services, service charges on deposit accounts, insurance commission income, investment securities gains (losses), the increase in the cash surrender value on bank owned life insurance, other service fees, and other income. Our non-interest expenses primarily consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees and other miscellaneous expenses. Results of operations are also influenced by general economic and competitive conditions (particularly changes in interest rates), government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s June 30, 2006, evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance, which would negatively affect earnings. In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While we have concluded that the June 30, 2006, evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

Back to Index

C. Financial Condition and Performance Overview

Our financial condition has changed modestly between December 31, 2005 and June 30, 2006. Although total assets increased by less than 1.0% or $4.495 million between the periods, from $752.728 million at December 31, 2005 to $757.223 million at June 30, 2006, we significantly decreased shareholders’ equity. During the second quarter we purchased 556,755 shares of our common stock, (536,155 of which were purchased pursuant to a self-tender offer), resulting in a $6.366 million or 30.1% increase in treasury stock. The treasury stock purchases were the primary reason shareholders’ equity decreased $7.875 million or 11.6% between the periods, from $67.717 million at December 31, 2005 to $59.842 million at June 30, 2006. We purchased the shares in conjunction with a strategic initiative to reduce the number of shares outstanding and shareholders’ equity to improve future earnings per share and return on equity for our shareholders.

The composition of our assets did not change significantly between December 31, 2005 and June 30, 2006. The composition of our liabilities, however, changed modestly between the periods. We reduced both our short-term and long-term borrowings and increased our total deposits. Total borrowings (short-term and long-term combined) decreased from $71.829 million at December 31, 2005 to $60.066 million at June 30, 2006, an $11.763 million or 16.4% decrease. Total deposits increased $25.429 million or 4.2% between the periods, from $604.958 million at December 31, 2005 to $630.387 million at June 30, 2006. During the second quarter we opened deposit accounts for a very large estate. At June 30, 2006, this estate comprised $20.220 million of our total deposits. Since we anticipate that the executor of the estate would withdraw most of the deposits within a few weeks, we increased our Federal funds sold position to $14.300 million at June 30, 2006. In addition, throughout the six-month period ended June 30, 2006, depositors moved their funds from low-rate interest bearing accounts such as savings accounts and NOW accounts to higher-rate interest bearing accounts such as money market accounts and certificates of deposit as interest rates increased.

The allowance for loan losses at June 30, 2006 was $6.241 million or 1.55% of gross loans outstanding. This compares to $6.640 million or 1.64% of loans outstanding at December 31, 2005. The decrease in the allowance for loan losses totaling $399 thousand was principally due to a significant increase in net charge-offs during the first-half of the year, offset, in part by a significant increase in the provision for loan losses. During the first-half of 2006, net charge-offs on loans totaled $1.239 million. This compares to $362 thousand in net charge-offs during the first-half of 2005, an $877 thousand increase. During the first quarter of 2006, we recorded a $981 thousand charge-off on two loans to one of our large commercial borrowers. Prior to the first quarter of 2006, we allocated $826 thousand in the allowance for loan losses for the potential losses on these loans due to the weakened financial condition of the borrower. During the first quarter of 2006, we determined that a significant portion of the gross loans outstanding to this borrower were non-collectible and charged-off $981 thousand to the allowance for loan losses. We recorded $840 thousand in the provision for loan losses during the first-half of 2006. This compares to $480 thousand in the first-half of 2005, a $360 thousand increase. The increase was principally due to a significant increase in potential problem loans during the first-half of 2006..

Net income decreased significantly during the first-half of 2006, as compared to the first-half of 2005. Specifically, net income decreased $862 thousand or 20.7%, from $4.169 million in the first-half of 2005 to $3.307 million during the first-half of 2006. The decrease in net income reduced earnings per share from $0.37 in the first-half of 2005 to $0.30 in the first-half of 2006. The net decrease in net income was caused by a decrease in net interest income, an increase in the provision for loan losses, an increase in non-interest expense, partially offset by an improvement in non-interest income, and a reduction in income tax expense. Throughout the first-half of 2006, the Treasury yield curve was very flat, which impaired our ability to improve net interest income. In addition, at the end of the second quarter our primary market area was affected by a major flood, which significantly damaged two of our branch offices and their contents. We recorded a $320 thousand expense at the end of the second quarter related to the impairment of these assets. Second quarter results were similar. Net income and earnings per share decreased from $1.999 million and $0.18 in the second quarter of 2005 to $1.354 million and $0.12 in the second quarter of 2006.

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

Back to Index

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$5,515	$68	4.95%	$5,497	$41	2.99%
Interest bearing deposits	2,735	27	3.96%	9,799	119	4.87%
Securities (1)	295,823	3,080	4.18%	296,404	2,945	3.99%
Loans	399,223	7,471	7.51%	400,757	6,835	6.84%
Total earning assets	703,296	10,646	6.07%	712,457	9,940	5.60%

Non-earning assets	42,274			41,994
Total assets	$745,570			$754,451

Liabilities:
Savings accounts	$88,207	$139	0.63%	$98,828	$161	0.65%
Money market accounts	57,595	484	3.37%	40,386	238	2.36%
NOW accounts	93,753	262	1.12%	118,757	297	1.00%
Time & other deposit accounts	303,803	2,887	3.81%	280,425	2,197	3.14%
Borrowings	64,595	616	3.83%	76,396	666	3.50%
Total interest bearing liabilities	607,953	4,388	2.89%	614,792	3,559	2.32%

Non-interest bearing deposits	69,776			66,143
Other non-interest bearing liabilities	2,923			5,319
Total liabilities	680,652			686,254
Shareholders' equity	64,918			68,197
Total liabilities and shareholders' equity	$745,570			$754,451

Net interest income		$6,258			$6,381

Net interest rate spread (2)			3.18%			3.28%

Net earning assets	$95,343			$97,665

Net interest margin (3)			3.57%			3.59%

Ratio of earning assets to interest bearing liabilities	115.68%			115.89%

(1) Securities are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

(2) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Back to Index

	For the Six Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$4,762	$112	4.74%	$4,929	$66	2.70%
Interest bearing deposits	2,525	46	3.67%	9,805	236	4.85%
Securities (1)	299,080	6,177	4.16%	302,674	6,030	4.02%
Loans	400,479	14,781	7.44%	398,463	13,428	6.80%
Total earning assets	706,846	21,116	6.02%	715,871	19,760	5.57%

Non-earning assets	42,169			41,384
Total assets	$749,015			$757,255

Liabilities:
Savings accounts	$90,295	$281	0.63%	$98,691	$314	0.64%
Money market accounts	55,371	935	3.41%	36,611	393	2.16%
NOW accounts	95,383	542	1.15%	120,022	578	0.97%
Time & other deposit accounts	298,669	5,529	3.73%	277,850	4,275	3.10%
Borrowings	70,019	1,321	3.80%	85,582	1,508	3.55%
Total interest bearing liabilities	609,737	8,608	2.85%	618,756	7,068	2.30%

Non-interest bearing deposits	69,057			63,935
Other non-interest bearing liabilities	3,938			6,460
Total liabilities	682,732			689,151
Shareholders' equity	66,283			68,104
Total liabilities and shareholders' equity	$749,015			$757,255

Net interest income		$12,508			$12,692

Net interest rate spread (2)			3.17%			3.27%

Net earning assets	$97,109			$97,115

Net interest margin (3)			3.57%			3.58%

Ratio of earning assets to interest bearing liabilities	115.93%			115.70%

(1) Securities are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

(2) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Back to Index

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

Dollars in Thousands	At June 30, 2006	At December 31, 2005
Loans in Non-Accrual Status:
Residential real estate (1)	$420	$327
Commercial real estate	851	2,287
Commercial (2)	643	1,191
Consumer	8	61
Total non-accruing loans	1,922	3,866
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	71	181
Troubled Debt Restructured Loans	0	871
Total non-performing loans	1,993	4,918
Other real estate owned	20	20
Total non-performing assets	$2,013	$4,938
Total non-performing assets as a percentage of total assets	0.27%	0.66%
Total non-performing loans as a percentage of total loans	0.50%	1.22%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Back to Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$5,976	$6,378	$6,640	$6,250

Charge offs:
Residential real estate (1)	40	0	47	18
Commercial real estate	0	0	2	0
Commercial (2)	29	28	1,012	28
Consumer	188	308	398	469
Total charge offs	257	336	1,459	515

Recoveries:
Residential real estate (1)	15	16	16	36
Commercial real estate	0	0	0	0
Commercial (2)	23	19	36	28
Consumer	64	51	168	89
Total recoveries	102	86	220	153

Net charge-offs	155	250	1,239	362
Provision for loan losses	420	240	840	480
Balance at end of period	$6,241	$6,368	$6,241	$6,368

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.16%	0.25%	0.62%	0.18%

Allowance for loan losses to total loans	1.55%	1.56%	1.55%	1.56%

Allowance for loan losses to non-performing loans	313%	191%	313%	191%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Back to Index

D. Comparison of Financial Condition at June 30, 2006, and December 31, 2005

Overview. Total assets did not increase significantly between December 31, 2005 and June 30, 2006. Specifically, total assets increased only $4.495 million or less than 1.0% between December 31, 2005 and June 30, 2006. Gross loans decreased slightly between December 31, 2005 and June 30, 2006. Specifically, gross loans decreased $1.167 or less than 1.0% during the period, from $403.665 million at December 31, 2005, to $402.498 million at June 30, 2006. We attribute the very modest asset growth and the decrease in gross loans during the period to a lack of growth in the regional economy and recent increases in the Prime rate.

At June 30, 2006 total deposits increased to $630.387 million. This compares to $604.958 million at December 31, 2005. Although total deposits increased by $25.429 million or 4.2% on a comparative basis, the growth was principally due to the establishment of one large deposit relationship in June 2006, totaling $20.220 million. Management does not anticipate retaining the substantial majority of this customer’s deposit funds throughout the third and fourth quarters of 2006.

During the first-half of 2006 we experienced modest fluctuations in total deposits from week to week due to competitive local market for deposit funding. Throughout the first-half of 2006 short-term interest rates increased, which prompted financial institutions to raise their short-term deposit interest rates. This environment increased the volatility of our deposit funding, which caused us to periodically borrow Federal funds from our correspondent banks on a short-term basis throughout the first-half of the year. In addition, the composition of our deposits changed during the period as an increasing number of depositors transferred monies from low interest-bearing non-maturity deposits to higher interest-bearing money market accounts and certificates of deposit as interest rates increased during the period.

Total shareholders’ equity decreased from $67.717 million at December 31, 2005 to $59.842 million at June 30, 2006, a $7.875 million or 11.6% decrease. The substantial decrease in shareholders’ equity between the periods was principally due to the execution of a self-tender offer for our common stock, and the resultant increase in treasury stock; and an increase in accumulated other comprehensive loss. Our treasury stock balance increased $6.366 million between the periods, from $21.138 million at December 31, 2005 to $27.504 million at June 30, 2006. Most of the increase was to due to the execution of a self-tender offer for our common stock. In addition, as interest rates increased during the first-half of 2006, the market value of our available-for-sale investment securities decreased causing an increase in accumulated other comprehensive loss. Between December 31, 2005 and June 30, 2006 accumulated other comprehensive loss increased $2.698 million, from $2.409 million to $5.107 million. Shareholders’ equity as a percentage of total assets was 9.0% at December 31, 2005 versus 7.9% at June 30, 2006.

Asset Quality. We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience. Between December 31, 2005, and June 30, 2006, the level of non-performing loans declined (an improvement), while several of our other credit quality measures worsened. Specifically, the level of delinquent loans, potential problem loans, and net charge-offs increased during the first-half of 2006.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans decreased $2.925 million during the first-half of 2006, from $4.918 million at December 31, 2005, to $1.993 million at June 30, 2006. During the first quarter of 2006, a $1.646 million commercial real estate loan in non-accrual status was paid-off in full by a related party of the borrower. In addition, during the first quarter of 2006, an $871 thousand loan, previously recorded as a troubled debt restructured loan, was removed from troubled debt status. At June 30, 2006, the loan was performing and yielding a market rate. And finally, during the first quarter, we charged-off a $746 thousand loan to one of our large commercial borrowers, which was previously on non-accrual status. These decreases in non-performing loans were offset by the addition of ten (10) loans with small balances being placed on non-accrual status during the first-half of 2006.

Net loan charge-offs increased significantly during the first-half of 2006 due principally to a $981 thousand charge-off for loans made to one of our large commercial borrowers. By comparison, during the first-half of 2005 we recorded net charge-offs of $362 thousand. Conversely, net charge-offs decreased significantly in the second quarter of 2006, as compared to the second quarter of 2005. Specifically, net charge-offs during the second quarter of 2006 totaled $155 thousand, as compared to $250 thousand for the second quarter of 2005, a $95 thousand or 38.0% decrease.

Back to Index

Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million. During the first-half of 2006, potential problem loans increased $7.484 million, from $7.897 million at December 31, 2005, to $15.381 million at June 30, 2006. The increase in potential problem loans from the period ended December 31, 2005, to the period ended June 30, 2006, was primarily due to a decline in the financial condition of seven (7) large commercial borrowers during the first-half of 2006 with combined total loan balances of $7.913 million.

At June 30, 2006, loans that were 30 or more days delinquent (excluding non-performing loans) totaled $2.954 or 0.73% of loans outstanding. By comparison, at December 31, 2005, we had $2.062 million or 0.51% of loans outstanding in this same category, a net increase of $892 thousand between the periods. Although the level of delinquent loans increased during the first-half of 2006, we still deem the level of delinquent loans as low and within reasonable industry standards.

The allowance for loan losses at June 30, 2006, was $6.241 million or 1.55% of gross loans outstanding. This compares to $6.640 million or 1.65% of loans outstanding at December 31, 2005. The decrease in the allowance for loan losses was principally due to a significant increase in net charge-offs recorded during the first-half of 2006, totaling $1.239 million. This amount far exceeds historical averages because it includes a $981 thousand charge-off on two loans to one of our large commercial borrowers. We specifically allocated $826 thousand in the allowance for loan losses for anticipated losses on these two loans to this borrower in prior years. Management and the Board of Directors deemed the allowance for loan losses as adequate at June 30, 2006 and December 31, 2005.

The credit quality of the investment securities portfolios, both available-for-sale and held-to-maturity, remained strong. At June 30, 2006, 99.8% of the securities held in the Company’s bond portfolio were rated “A” or better by Moody’s credit rating service; 95.8% were rated AAA. By comparison, at December 31, 2005, 99.8% were rated “A” or better and 95.1% were rated AAA.

E. Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

Overview. We experienced a substantial decrease in earnings during the second quarter of 2006. During the second quarter of 2006, our net income and earnings per share were $1.354 million and $0.12, respectively. This was a $645 thousand or 32.3% decrease in net income and a $0.06 decrease in earnings per share as compared to the second quarter of 2005. During the second quarter of 2005, we earned $1.999 million in net income and earnings per share of $0.18. The decrease in earnings was principally due to a significant increase in non-interest expense during the second quarter of 2006. Non-interest expense increased $617 thousand or 12.7% between the second quarter of 2006 and the second quarter of 2005, from $4.877 million in the second quarter of 2005 to $5.494 million in the second quarter of 2006. During the second quarter of 2006 we recorded three non-interest expense items totaling $577 thousand that comprise most of the net increase. Specifically, during the second quarter of 2006, we recorded: (i) a $190 thousand employee benefit expense for the curtailment of our defined benefit retirement plan, (ii) $67 thousand in expense to execute a self-tender offer for the Company’s common stock, and (iii) a $320 thousand loss on disposal / impairment of fixed assets for damage to Company property and equipment at two of our branch offices due to a recent flood disaster experienced in our market area.

Net interest income decreased $123 thousand or 1.9% between comparable quarters due principally to a flat yield curve. Non-interest income also decreased $132 thousand between comparable quarters as net investment securities gains decreased from $148 in the second quarter of 2005 to $17 thousand in the second quarter of 2006. We recorded $420 thousand in the provision for loan losses during the second quarter of 2006, a $180 thousand or 75.0% increase over the second quarter of 2005 due principally to an increase in potential problem loans. The decrease in net income caused by these factors was offset by a $407 thousand decrease in income taxes.

The decrease in net income resulted in a decrease in both our return on average assets and return on average shareholders’ equity. More specifically, during the second quarter of 2006 our return on average assets and return on average equity were 0.73% and 8.37%, respectively, as compared to 1.06% and 11.76% during the second quarter of 2005.

Net Interest Income. Net interest income is our most significant source of revenue. During the second

Back to Index

quarter of 2006 and second quarter of 2005, net interest income comprised 82% and 81% of our net revenue (net interest income plus non-interest income), respectively. In the three-month period ended June 30, 2006, our net interest income was $6.258 million. By comparison, for the three-month period ended June 30, 2005, our net interest income was $6.381 million. The $123 thousand or 1.9% decrease in net interest income was principally due to significant increase in the cost of our interest bearing liabilities (principally deposit funding) offset by increases in interest income on earning assets (principally loans).

On June 29, 2006 the Federal Open Market Committee raised the target Federal funds rate to 5.25%. This was the seventeenth consecutive 25 basis point increase in the target Federal funds rate over a 2-year period. These actions have caused the Treasury yield curve to become very flat, an interest rate environment which generally makes it difficult for us to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities.

Between comparable quarterly periods, total interest and dividend income increased $706 thousand or 7.1%, from $9.940 million for the three-month period ended June 30, 2005 to $10.646 million for the three-month period ended June 30, 2006. Between the quarterly periods, the weighted average yield on the loan portfolio increased 67 basis points, from 6.84% in the second quarter of 2005 to 7.51% in the second quarter of 2006. Between the periods, the prime rate, the primary index rate for our variable rate loans, increased significantly, which drove the increase in our loan yields. The increase in loan yields contributed $663 thousand of additional interest income between comparable quarterly periods.

Interest expense increased $829 thousand or 23.3% for the quarterly period ended June 30, 2006, versus the quarterly period ended June 30, 2005. Between the comparable quarterly periods interest rates increased. This prompted us, as well as our competitors, to raise the interest rate paid on interest-bearing deposit accounts, particularly the more interest-sensitive deposit accounts, such as money market accounts and time accounts. Between the periods we recorded a $633 thousand net increase in the cost of interest bearing deposit liabilities due to increase in interest rates. In addition, due to the higher interest rates, our customers increased the amount of deposits held in money market and time accounts. The combination of higher interest rates and increased deposit levels increased the interest expense recorded on money market accounts from $238 thousand during the second quarter of 2005 to $484 thousand during the second quarter of 2006, a $246 thousand increase. Similarly, the interest expense recorded on time and other deposit accounts increased from $2.197 million during the second quarter of 2005 to $2.887 million during the second quarter of 2006, a $690 thousand increase.

This flat yield curve that has persisted for several quarters has eliminated wholesale leverage opportunities and reduced the economic benefit of borrowing funds throughout the period, causing us to reduce borrowings and, in turn, our earning assets. Wholesale leverage is a term which describes a transaction where we borrow monies at the Federal Home Loan Bank of New York or other wholesale source to purchase earning assets (typically investment securities) that yield a rate of interest that exceeds our borrowing cost. During the second quarter of 2006 our total borrowings averaged $64.595 million. This compares to average borrowings of $76.396 million during the second quarter of 2005, an $11.801 million or 15.4% decrease between the periods. Similarly, during the second quarter of 2005, our average earning assets were $712.457 million, which compares to $703.296 million during the second quarter of 2006. The decrease in average borrowings, offset by an increase in borrowing rates, resulted in a net decrease in interest expense on borrowings of $50 thousand between the periods.

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

Back to Index

	For the Three Months Ended June 31,			For the Six Months Ended June 30,
	2006 vs. 2005			2006 vs. 2005
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal Funds Sold	$27	$0	$27	$46	$0	$46
Interest Bearing Deposits	(21)	(71)	(92)	(48)	(142)	(190)
Securities	141	(6)	135	219	(72)	147
Loans	663	(27)	636	1,285	68	1,353
Total earning assets	810	(104)	706	1,502	(146)	1,356

Interest bearing liabilities:
Savings accounts	(6)	(16)	(22)	(5)	(28)	(33)
Money market accounts	123	123	246	286	256	542
NOW accounts	32	(67)	(35)	39	(75)	(36)
Time & other deposit accounts	484	206	690	911	343	1,254
Borrowings	58	(108)	(50)	101	(288)	(187)
Total interest bearing liabilities	691	138	829	1,332	208	1,540

Change in net interest income	$119	($242)	($123)	$170	($354)	($184)

Net interest income for the three-month period ended June 30, 2006 was $6.258 million. This compares to $6.381 million for the three-month period ended June 30, 2005, a $123 thousand or 1.9% decrease between comparable periods. Although the net decrease in interest income between comparable periods was not significant, several components of interest income and interest expense changed significantly between the periods due to both rate and volume factors.

Interest income increased $706 thousand between the periods due principally to an increase in the rate on earning assets. As interest rates rose between the periods our yield on Federal funds sold, securities, and loans all increased. On a combined basis, the rate improvement on these three categories of earning assets contributed an additional $831 thousand of interest income between comparable periods. This was offset by a $21 thousand decrease in interest income on interest bearing deposits due to rate between the periods. Between June 30, 2005 and June 30, 2006, $7.499 million of long term high-yield certificates of deposit matured, which decreased the average rate earned on interest bearing deposits. The $810 thousand net improvement in interest income on earning assets due to a change in rate between the periods was offset by a $104 thousand reduction in interest income due to a decrease in the average volume of most categories of earning assets. In particular the average volume of interest bearing deposits, securities and loans all decreased between the comparable periods, while the average volume of Federal funds sold increased slightly. Of the $104 thousand reduction in interest income due to a decrease in the average volume of earning assets, $71 thousand or 68.3% was due to the decrease in interest bearing deposits. The average volume of loans and securities, our two largest earning asset portfolios, each declined minimally. The average volume of loans decreased $1.534 million or 0.4% between the periods resulting in a $27 thousand decrease in interest income due to a change in volume. Similarly, the average volume of securities decreased $581 thousand or 0.2% between the periods resulting in a $6 thousand decrease in interest income due to a change in volume.

The $706 thousand increase in interest income was offset by an $829 thousand increase in the cost of interest bearing liabilities, $691 thousand due to the increase in rate and $138 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time and other deposits accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time and other deposit accounts and interest expense on money market accounts increased $690 thousand and $246 thousand, respectively, over the comparable periods. Between the end of the first quarter of 2005 and the end of the first quarter of 2006, we raised the interest rates paid on our certificates of deposit to remain competitive within our market. This drove up the cost of time and other deposit accounts, resulting in a $484 thousand increase in interest expense due to rate. The remaining increase in interest expense on time and other deposit accounts between the periods totaling $206 thousand was due to an

Back to Index

increase in volume as depositors transferred their monies from low-rate interest bearing deposit or demand deposit accounts to higher-yield certificates of deposit. Money market accounts experienced similar results. As interest rates increased between the periods, we raised the interest rates paid on our money market deposits, which increased interest expense $123 thousand on a comparable period basis. The higher interest rates attracted additional deposits, which resulted in an increase in interest expense due to volume of $123 thousand. The average cost of our money market deposit accounts increased from 2.36% for the three-month period ended June 30, 2005 to 3.37% for the three-month period ended June 30, 2006, while the average volume of money market deposit accounts increased from $40.386 million to $57.595 million over the same periods.

As short-term interest rates increased rapidly between the periods, we only modestly increased the interest rate on our NOW account deposits. This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a higher-rate deposit account. This decreased the average volume of NOW accounts between the periods from $118.757 million in the second quarter of 2005 to $93.753 million in the second quarter of 2006. The decrease in the average volume of NOW account deposits reduced interest expense by $67 thousand between comparable periods. This improvement was offset, however, by a $32 thousand increase in interest expense on NOW account deposits due to a 12 basis point increase in the average rate paid between the periods.

Between the periods, and in spite of rising interest rates, we modestly reduced the average rate paid on our savings accounts from 0.65% for the three-month period ended June 30, 2005 to 0.63% for the three-month period ended June 30, 2006. The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods. The interest expense recorded on savings accounts decreased $22 thousand between the periods, $16 thousand due to a decrease in average volume and $6 thousand due to a decrease in rate.

The interest expense on borrowings decreased $50 thousand between comparable quarters due principally to the repayment of borrowed funds. Between the comparable periods, the average volume of borrowings decreased by $11.801 million resulting in a $108 thousand decrease in interest expense due to changes in volume. This was offset by a $58 thousand increase in interest expense on borrowings between comparable periods due to higher interest rates.

Provision for Loan Losses. We recorded a provision for loan losses of $420 thousand for the three- month period ended June 30, 2006, as compared to $240 thousand for the three-month period ended June 30, 2005, a $180 thousand increase. The increase in the provision for loan losses between comparable periods was principally due to a significant increase in potential problem loans. Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. During the first quarter of 2006, we downgraded some of our large commercial credits, which increased the level of potential problem loans from $7.897 million at December 31, 2005 to $15.264 million at March 31, 2006. At June 30, 2006 this level remained relatively unchanged, totaling $15.381 million. By comparison, the level of potential problem loans at June 30, 2005 was $9.933 million. Although the level of non-performing loans and net charge-offs decreased between comparable periods, we deemed it necessary to record $420 thousand in the provision for loan losses due to the significant increase in potential problem loans. The levels of delinquent loans at June 30, 2006 and June 30, 2005 were approximately the same at $2.954 million and $2.967 million, respectively.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commissions income, investment security gains / (losses), income on bank-owned life insurance, other service fees, and other income. Non-interest income decreased from $1.483 million in the three-month period ended June 30, 2005 to $1.351 million in the three-month period ended June 30, 2006, a $132 thousand or 8.9% decrease. The net decrease in non-interest income on a comparable quarter basis was due to net decreases in trust fees, service charges on deposit accounts, commission income, investment security gains and other services fees, offset by a slight increase in bank-owned life insurance income and other income.

During the second quarter of 2006, we recorded $406 thousand of service charges on deposit accounts. This compares to $424 thousand during the second quarter of 2005, an $18 thousand or 4.4% decrease. Between the second quarter of 2005 and the second quarter of 2006 we reduced or eliminated select demand deposit and NOW account service charges to retain and attract new transaction accounts. A reduction in these service fees between comparable quarters was partially offset by an increase in

Back to Index

penalty charges and ATM fees.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang - Wilber LLC. During the second quarter of 2006, we recorded $131 thousand of commission income. This compares to $174 thousand during the second quarter of 2005, a $43 thousand or 24.7% decrease. Between comparable periods, insurance account production levels decreased, principally in our Clifton Park, NY specialty-lines insurance agency.

During the second quarter of 2006, we recognized investment securities gains of $17 thousand. This compares to $148 thousand during the second quarter of 2005, a $131 thousand decrease between the periods. The decrease in investment securities gains between the periods was due to two factors: an $85 thousand negative swing in gains / (losses) on trading securities and a $46 thousand decrease in gains on the sale and maturity of available-for-sale and held-to-maturity investment securities. In the second quarter of 2006, we recorded a $57 thousand loss on our trading securities portfolio. This compares to a $28 thousand gain in the second quarter of 2005. Our trading securities portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan. During the second quarter of 2005, we received proceeds from the sale and maturity of available-for-sale and held-to-maturity investment securities totaling $27.140 million. This generated net investment securities gains of $120 thousand. By comparison, during the second quarter of 2006, we received proceeds from the sale and maturity of available-for-sale and held-to-maturity investment securities totaling $11.634 million, which generated net investment securities gains of $74 thousand.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, and other miscellaneous service charges, commissions and fees. Other service fees decreased $25 thousand or 21.0% between the second quarter of 2005 and the second quarter of 2006. The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions. We originate residential mortgages, as an agent for a large regional bank based in the Southeast. The number of residential mortgages we have originated on their behalf between the periods has decreased due to a general rise in mortgage interest rates.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of foreclosed real estate, and distributions from two insurance trusts, in which the Bank participates. Other income increased from $117 thousand in the second quarter of 2005 to $200 thousand in the second quarter of 2006, an $83 thousand or 70.9% increase. The increase between the periods was principally due to two factors: a $67 thousand unanticipated recovery on a defaulted investment security and a $26 thousand increase in investment services income.

Trust fees and bank-owned life insurance income changed very slightly between comparable quarters. Trust fees decreased by $1 thousand, from $363 thousand in the second quarter of 2005 to $362 thousand in the second quarter of 2006, while bank-owned life insurance income increased $3 thousand from $138 thousand in the second quarter of 2005 to $141 thousand in the second quarter of 2006.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expense. Total non-interest expense increased $617 thousand or 12.7% on a comparable quarter basis, from $4.877 million in the second quarter of 2005 to $5.494 million in the second quarter of 2006. The most significant increases between the comparable quarters were in other miscellaneous expenses, professional fees, and employee benefits.

Salaries expense decreased $18 thousand or 0.8% between the quarterly periods, from $2.341 million during the second quarter of 2005 to $2.323 million during the second quarter of 2006. The decrease between periods was due to both increases and decreases in various components of salaries expense. In particular, base salaries and overtime increased $99 thousand between the periods due to a slight increase in staff and general increases in base salary amounts. Conversely, due to weaker sales results, we recorded a $71 thousand decrease in commission and incentive pay between comparable quarters. And finally, the salaries expense related to the Company’s executive deferred compensation plan decreased $45 thousand between the periods, from a $21 thousand expense during the second quarter of 2005 to $24 thousand credit to the plan during the second quarter of 2006.

Back to Index

During the second quarter of 2006, employee benefits expense increased $82 thousand or 10.8%, from $757 thousand during the second quarter of 2005 to $839 thousand during the second quarter of 2006. During the first quarter of 2006 we froze the Company’s defined benefit pension plan and began making employer contributions to our 401k retirement plan. Due principally to the curtailment charge on the frozen defined benefit plan, we recorded a net increase in retirement benefits expense (defined benefit pension expense and 401k retirement expense) of $173 thousand between comparable periods Total retirement benefits expense increased from $143 thousand in the second quarter of 2005 to $316 thousand in the second quarter of 2006. The increase in retirement benefits expense was, in part, offset by a decrease in group health insurance expense. In the second quarter of 2005, we recorded $271 thousand in group health insurance expense due to increased participant claims on our partially self-insured health insurance plan. This compares to $217 thousand in the second quarter of 2006, a $54 thousand decrease. Other benefits expense also decreased $35 thousand between comparable quarters.

On a combined basis, occupancy of bank premises and furniture and equipment expense increased from $567 thousand in the second quarter of 2005 to $598 thousand in the second quarter of 2006, a $31 thousand or 5.5% increase between the comparable quarters. The increase was principally due to an increase in building repairs and utilities due to higher energy prices.

Computer service fees increased $10 thousand or 5.5% in the second quarter of 2006, from $183 thousand in the second quarter of 2005 to $193 thousand in the second quarter of 2006. During the third quarter of 2005, we converted our proprietary core computer operating system to a system more widely used throughout the banking industry. To operate the new system we entered into various software licensing agreements and maintenance contracts with several hardware and software computer system vendors resulting in an increase in computer service fees.

During the second quarter of 2006, we incurred $294 thousand of professional fees, as compared to $130 thousand during the second quarter of 2005, a $164 thousand or 126.2% increase. The increase in professional fees was due to several factors. On April 4, 2006, we announced a self-tender offer for the Company’s common stock. To complete the offer we recorded $68 thousand of legal and other professional fees in the second quarter of 2006. In addition, in 2006 we outsourced the internal audit function to a third party accounting and auditing firm, thereby increasing professional fees. And finally, during the second quarter of 2006 we incurred $17 thousand of professional fees for loan review services, as compared to $6 thousand in the second quarter of 2005.

During the second quarter of 2006, we recorded a $320 thousand loss on the disposal / impairment of fixed assets. In the last week of June 2006, our immediate market area was decimated by a flood due to torrential rains. As a result of the flood, two of our branch buildings, Sidney, NY and Walton, NY, and the contents in each office, were damaged or destroyed by floodwaters. Of the $320 thousand loss, $82 thousand was related to the disposal of furniture, fixtures and equipment and $238 thousand was due to the impairment of the two buildings.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees and several other miscellaneous expenses. During the second quarter of 2006, other miscellaneous expenses increased $45 thousand or 6.0%, from $756 thousand in the second quarter of 2005 to $801 thousand in the second quarter of 2006The following table itemizes the individual components of other miscellaneous expenses that increased or (decreased) by more than $10 thousand between comparable periods.

Back to Index

Table of Other Miscellaneous Expenses:

	For the Three Months Ended June 30,
Description of Other Miscellaneous Expense	2006	2005	Increase / (Decrease)
	dollars in thousands
Directors fees	$84	$48	$36
Collection and non-filing expense	76	28	48
Charitable donations	27	15	12
Dues and memberships	19	8	11
Postage and shipping	66	87	(21)
Deferred reserves for unfunded loan commitments	(16)	1	(17)
Travel and entertainment	53	70	(17)
Software amortization	59	36	23
Minority interest for Mang - Wilber LLC insurance agency subsidiary	24	48	(24)
All other miscellaneous expense items, net	409	415	(6)
Total Other Miscellaneous Expense	$801	$756	$45

Income Taxes. Income tax expense decreased from $748 thousand during the three-month period ended June 30, 2005, to $341 thousand during the three month period ended June 30, 2006. The decrease in income tax expense was primarily due to a decreased amount of pre-tax income. Our effective tax rate decreased between periods, from 27.2% in the three-month period ended June 30, 2005, to 20.1% in the three month period ended June 30, 2006 due to a greater percentage of our pre-tax income being generated from tax-exempt securities and bank-owned life insurance.

F. Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

Overview. Net income decreased $862 thousand or 20.7% between the six-month period ended June 30, 2005 and the six-month period ended June 30, 2006. Net income for the six months ended June 30, 2006 was $3.307 million. This compares to $4.169 million for the six months ended June 30, 2005. Similarly, earnings per share decreased $0.07, from $0.37 for the six months ended June 30, 2005 to $0.30 for the six months ended June 30, 2006. The decrease in earnings was due to several factors. All categories of non-interest expense increased between comparable periods, with the exception of advertising and marketing expense, resulting in an $878 thousand or 9.3% increase between the first-half of 2005 and the first-half of 2006. The provision for loan losses increased $360 thousand, from $480 thousand in the first-half of 2005 to $840 thousand in the first-half of 2006 due principally to an increase in potential problem loans. And finally, net interest income decreased $184 thousand or 1.5% between comparable periods, from $12.692 million in the first-half of 2005 to $12.508 million in the first-half of 2006. During the first-half of 2006, short-term interest rates continued to rise and the Treasury yield curve remained flat. This reduced loan demand and greatly reduced our ability to earn interest spread by mismatching short-term funding with long-term loans and investment securities. These negative factors were, in part, offset by a slight increase in non-interest income and a decrease in income taxes.

The decrease in net income resulted in a decrease in both our return on average assets and return on average shareholders’ equity. More specifically, during the first-half of 2006, our return on average assets and return on average equity were 0.89% and 10.06%, respectively, as compared to 1.11% and 12.34% during the first-half of 2005.

Net Interest Income. Net interest income is our most significant source of revenue. During the first-half of 2006 and first-half of 2005, net interest income comprised 81% of our net revenue (net interest income plus non-interest income). In the six-month period ended June 30, 2006, our net interest income was $12.508 million. By comparison, for the six-month period ended June 30, 2005, our net interest income was $12.692 million. The $184 thousand or 1.5% decrease in net interest income was principally due to a

Back to Index

significant increase in the cost of our interest bearing liabilities (principally deposit funding) offset, in part, by increases in interest income on earning assets (principally loans).

On June 29, 2006 the Federal Open Market Committee raised the target Federal funds rate to 5.25%. This was the seventeenth consecutive 25 basis point increase in the target Federal funds rate over a 2-year period. These actions have caused the Treasury yield curve to become very flat, an interest rate environment which generally makes it difficult for us to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities. Additionally, the higher interest rates have curbed the demand for new loans, which limit our ability to improve interest income. Average loans outstanding increased only modestly between the six-month period ended June 30, 2005 and the six-month period ended June 30, 2006. Specifically, average loans outstanding increased $2.016 million or 0.5% between the periods, from $398.463 million for the six months ended June 30, 2005 to $400.479 million for the six months ended June 30, 2006.

Between comparable quarterly periods, total interest and dividend income increased $1.356 million or 6.9%, from $19.760 million for the six-month period ended June 30, 2005, to $21.116 million for the six-month period ended June 30, 2006. Between the comparable periods, the weighted average yield on the loan portfolio increased 64 basis points, from 6.80% in the first-half of 2005 to 7.44% in the first-half of 2006. Between the periods, the prime rate, the primary index rate for our variable rate loans, increased significantly, which drove the increase in our loan yields. The increase in loan rates contributed $1.285 million of additional interest income between comparable periods.

Interest expense increased $1.540 million or 21.8% for the six-month period ended June 30, 2006, versus the six-month period ended June 30, 2005. Between the comparable periods interest rates increased. This prompted us, as well as our competitors, to raise the interest rate paid on interest-bearing deposit accounts, particularly the more interest-sensitive deposit accounts, such as money market accounts and time accounts. Between the periods we recorded a $1.231 million net increase in the cost of interest bearing deposit liabilities due to increase in interest rates. In addition, due to the higher interest rates, our customers increased the amount of deposits held in money market and time accounts. The combination of higher interest rates and increased deposit levels increased the interest expense recorded on money market accounts from $393 thousand during the first-half of 2005 to $935 thousand during the first-half of 2006, a $542 thousand increase. Similarly, the interest expense recorded on time and other deposit accounts increased from $4.275 million during the first-half of 2005 to $5.529 million during the first-half of 2006, a $1.254 million increase.

This flat yield curve that has persisted for several quarters has eliminated wholesale leverage opportunities and reduced the economic benefit of borrowing funds throughout the period, causing us to reduce borrowings and, in turn, our earning assets. During the first-half of 2006 our total borrowings averaged $70.019 million. This compares to average borrowings of $85.582 million during the first-half of 2005, a $15.563 million or 18.2% decrease between the periods. The decrease in average borrowings, offset by an increase in borrowing rates, resulted in a net decrease in interest expense on borrowings of $187 thousand between the periods.

Rate and Volume Analysis: The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income for the six-month period ended June 30, 2006 was $12.508 million. This compares to $12.692 million for the six-month period ended June 30, 2005, a $184 thousand or 1.5% decrease between comparable periods. Although the net decrease in interest income between comparable periods was not significant, several components of interest income and interest expense changed significantly between the periods due to both rate and volume factors.

Interest income increased $1.356 million between the periods due principally to an increase in the rate on earning assets. As interest rates rose between the periods our yield on Federal funds sold, securities, and loans all increased. On a combined basis, the rate improvement on these three categories of earning assets contributed an additional $1.550 million of interest income between comparable periods. This was offset by a $48 thousand decrease in interest income on interest bearing deposits due to a change in rate between the periods. Between June 30, 2005 and June 30, 2006, $7.499 million of long term high-yield certificates of deposit matured, which decreased the average rate earned on interest bearing deposits. The $1.502 thousand net improvement in interest income on earning assets due to a change in rate

Back to Index

between the periods was offset, in part, by a $146 thousand reduction in interest income due to a decrease in the average volume of earning assets. During the first-half of 2005, our average earning assets were $715.871 million, which compares to $706.846 million during the first-half of 2006. The average volume of Federal funds sold, interest bearing deposits and securities decreased between the comparable periods, while the average volume of loans increased slightly. The decrease in the average volume of interest bearing deposits and securities reduced interest income by $142 thousand and $72 thousand, respectively, between comparable periods. This was offset, in part, by a $68 thousand increase in interest income between comparable periods due to the slight increase in the average volume of loans outstanding.

The $1.356 million increase in interest income was offset by a $1.540 million increase in the cost of interest bearing liabilities, $1.332 million due to the increase in rate and $208 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time and other deposits accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time and other deposit accounts and interest expense on money market accounts increased $1.254 million and $542 thousand, respectively, over the comparable periods. Between the comparable periods, we raised the interest rates paid on our certificates of deposit to remain competitive within our market. This drove up the cost of time and other deposit accounts resulting in a $911 thousand increase in interest expense due to changes in rate. The remaining increase in interest expense on time and other deposit accounts between the periods totaling $343 thousand was due to an increase in volume as depositors transferred their monies from low-rate interest bearing deposit or demand deposit accounts to higher-yield certificates of deposit. Money market accounts experienced similar results. As interest rates increased between the periods, we raised the interest rates paid on our money market deposits, which increased interest expense $286 thousand on a comparable period basis. The higher interest rates attracted additional deposits, which resulted in an increase in interest expense due to a change in volume of $256 thousand. The average cost of our money market deposit accounts increased from 2.16% for the six-month period ended June 30, 2005 to 3.41% for the six-month period ended June 30, 2006, while the average volume of money market deposit accounts increased from $36.611 million to $55.371 million over the same periods.

As short-term interest rates increased rapidly between the periods we only modestly increased the interest rate on our NOW account deposits. This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a higher-rate deposit account. This decreased the average volume of NOW accounts between the periods from $120.022 million in the first-half of 2005 to $95.383 million in the first-half of 2006. The decrease in the average volume of NOW account deposits reduced interest expense by $75 thousand between comparable periods. This improvement was offset, however, by a $39 thousand increase in interest expense on NOW account deposits due to an 18 basis point increase in the average rate paid between the periods.

In spite of rising interest rates between periods, we modestly reduced the average rate paid on our savings accounts from 0.64% for the six-month period ended June 30, 2005 to 0.63% for the six-month period ended June 30, 2006. The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods. The interest expense recorded on savings accounts decreased $33 thousand between the periods, $28 thousand due to a decrease in average volume and $5 thousand due to a decrease in rate.

The interest expense on borrowings decreased $187 thousand between comparable six-month periods due principally to the repayment of borrowed funds. Between the comparable periods, the average volume of borrowings decreased by $15.563 million resulting in a $288 thousand decrease in interest expense due to changes in volume. This was offset, in part, by a $101 thousand increase in interest expense on borrowings between comparable periods due to higher interest rates.

Provision for Loan Losses. We recorded a provision for loan losses of $840 thousand for the six-month period ended June 30, 2006, as compared to $480 thousand for the six-month period ended June 30, 2005, a $360 thousand increase. The increase in the provision for loan losses between comparable periods was principally due to a significant increase in potential problem loans. During the first quarter of 2006, we downgraded some of our large commercial credits, which increased the level of potential problem loans from $7.897 million at December 31, 2005 to $15.264 million at March 31 2006. At June 30, 2006 this level remained relatively unchanged totaling $15.381 million. By comparison, the level of potential problem loans at June 30, 2005 was $9.933 million. Even though the level of non-performing

Back to Index

loans decreased between comparable periods, we deemed it necessary to record $840 thousand in the provision for loan losses due to the significant increase in potential problem loans. Although the level of net charge-offs also increased substantially on a comparable period basis, $1.239 million for the six months ended June 30, 2006 versus $362 thousand for the six months ended June 30, 2005, the amount recorded in the provision for loan losses was not materially modified for this factor since the increase was primarily due to the charge-off of one borrower’s loans with us, for which allowance for loan losses had been previously allocated.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commissions income, investment security gains / (losses), income on bank-owned life insurance, other service fees, and other income. Non-interest income increased slightly from $2.934 million in the six-month period ended June 30, 2005 to $3.001 million in the six-month period ended June 30, 2006, a $67 thousand or 2.3% increase. The net increase in non-interest income on a comparable quarter basis was due to net increases in trust fees, commission income, bank-owned life insurance income and other income, offset, in part, by a decrease in service charges on deposit accounts, net investment security gains and other services fees.

Trust fees increased $60 thousand or 8.7% between the comparable periods, from $691 thousand for the six months ended June 30, 2005, to $751 thousand for the six months ended June 30, 2006. During the first-half of 2006, we recorded account termination fees totaling $45 thousand on five trust accounts and $14 thousand in executor fees on an estate we administered and closed. By comparison, similar fees were not recorded during the first-half of 2005.

During the first-half of 2006, we recorded $813 thousand of service charges on deposit accounts. This compares to $816 thousand during the first-half of 2005, a $3 thousand or 0.4% decrease. During the third quarter of 2005 we reduced or eliminated select demand deposit and NOW account service charges to retain and attract new transaction accounts. A reduction in the service fees on these accounts between comparable periods was partially offset by an increase in penalty charges and ATM fees.

During the first-half of 2006, we recognized investment securities gains of $310 thousand. This compares to $392 thousand during the first-half of 2005, an $82 thousand decrease between the periods. The decrease in investment securities gains between the periods was due to two factors: a $96 thousand decrease in gains on the sale and maturity of available-for-sale and held-to-maturity investment securities and a $14 increase in gains on trading securities. During the first-half of 2005, we received proceeds from the sale and maturity of available-for-sale and held-to-maturity investment securities totaling $53.990 million. This generated net investment securities gains of $367 thousand. By comparison, during the first-half of 2006, we received proceeds from the sale and maturity of available-for-sale and held-to-maturity investment securities totaling $24.056 million, which generated net investment securities gains of $271 thousand. In the first-half of 2006 we recorded a net gain of $39 thousand on our trading securities portfolio. This compares to a $25 thousand net gain in the first-half of 2005. Our trading securities portfolio consists of equity and debt securities held for the Company’s executive deferred compensation plan.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, and other miscellaneous service charges commissions and fees. Other service fees decreased $23 thousand or 10.5% between the first-half of 2005 and the first-half of 2006. The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions. During the first-half of 2005, we recorded $93 thousand of residential mortgage commissions, as compared to $73 in the first-half of 2006, a $20 thousand or 21.5% decrease.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of bank real estate, and distributions from two insurance trusts, in which the Bank participates. Other income increased from $231 thousand in the first-half of 2005 to $340 thousand in the first-half of 2006, a $109 thousand or 47.2% increase. The increase between the periods was principally due to a $67 thousand unanticipated recovery on a defaulted investment security and a $73 thousand increase in investment services income, partially offset by a $25 decrease in rental income.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang - Wilber LLC. During the first-half of 2006, we recorded $317 thousand of commission income. This compares to $312

Back to Index

thousand during the first-half of 2005, a $5 thousand or 1.6% increase. Between comparable periods, insurance account commission levels increased slightly.

Similarly, bank-owned life insurance income remained relatively unchanged between comparable periods. Specifically, bank-owned life insurance income increased $1 thousand from $272 thousand in the first-half of 2005 to $273 thousand in the first-half of 2006.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expense. Total non-interest expense increased $878 thousand or 9.3% on a comparable period basis, from $9.467 million in the first-half of 2005 to $10.345 million in the first-half of 2006. Increases in all categories of non-interest expense totaling $894 thousand between the periods were, in part, offset by a $16 decrease in advertising and marketing expense.

Salaries expense increased $151 thousand or 3.3% between the comparable periods, from $4.562 million during the first-half of 2005 to $4.713 million during the first-half of 2006. The increase between periods was due to both increases and decreases various components of salaries expense. In particular, base salaries and overtime increased $217 thousand or 5.2% between the periods, from $4.210 million for the six months ended June 30, 2005 to $4.427 million for the six months ended June 30, 2006, due to a slight increase in staff and general increases in base salary amounts. Conversely, due to decreased loan originations and operating performance, we recorded a $49 thousand decrease in commission and incentive pay between comparable periods. And finally, the salaries expense related to the Company’s executive deferred compensation plan decreased $17 thousand between the periods, from a $55 in the first-half of 2005 to $38 thousand in the first-half of 2006.

During the first-half of 2006, employee benefits expense increased $104 thousand or 7.8%, from $1.334 million during the first-half of 2005 to $1.438 million during the first-half of 2006. During the first-half of 2006 we froze the Company’s defined benefit pension plan and began making employer contributions to our 401k retirement plan. Due principally to the curtailment charge on the frozen defined benefit plan, we recorded a net increase in retirement benefits expense (defined benefit pension expense and 401k retirement expense) of $133 thousand between comparable periods Total retirement benefits expense increased from $287 thousand in the first-half of 2005 to $419 thousand in the first-half of 2006. F.I.C.A. expense increased $23 thousand between comparable periods due to and increase in salaries expense. The increase in these costs was, in part, offset by $68 thousand decrease in other benefits due to a reduction in the amount recorded to fund the Company’s supplemental executive retirement plan for two retired executives.

On a combined basis, occupancy of bank premises and furniture and equipment expense increased from $1.209 million in the first-half 2005 to $1.236 million in the first-half of 2006, a $27 thousand or 2.2% increase between the comparable quarters. The increase was principally due to an increase in building repairs and utilities due to higher energy prices.

Computer service fees increased $83 thousand or 26.4% in the first-half of 2006, from $314 thousand in the six-month period ended June 30, 2005 to $397 thousand in the six-month period ended June 30, 2006. During the third quarter of 2005, we converted our proprietary core computer operating system to a system more widely used throughout the banking industry. To operate the new system we entered into various software licensing agreements and maintenance contracts with several hardware and software computer system vendors resulting in an increase in computer service fees.

Professional fees increased $200 thousand or 61.4% between comparable periods, from $326 thousand for the six months ended June 30, 2005 to $526 thousand for the six months ended June 30, 2006. The increase in professional fees was due to several factors. On April 4, 2006, we announced a self-tender offer for the Company’s common stock. To complete the offer we recorded $82 thousand of legal and other professional fees during the first-half of 2006. In addition, in 2006 we outsourced the internal audit function to a third party accounting and auditing firm. This increased professional fees $79 thousand over comparable periods. And finally, during the first-half of 2006 we incurred $25 thousand of professional fees for loan review services, as compared to $6 thousand in the first-half of 2005.

During the first-half of 2006, we recorded a $320 thousand loss on the disposal / impairment of fixed assets. In the last week of June 2006, our immediate market area was decimated by a flood due to torrential rains. As a result of the flood, two of our branch buildings, Sidney, NY and Walton, NY, and the contents in each office, were damaged or destroyed by floodwaters. Of the $320 thousand loss, $82

Back to Index

thousand was related to the disposal of furniture, fixtures and equipment and $238 thousand was due to the impairment of the two buildings. By comparison, during the first-half of 2005, we recorded a $7 thousand net loss on the disposal of fixed assets.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees and several other miscellaneous expenses. During the first-half of 2006, other miscellaneous expenses increased $16 thousand or 1.1%, from $1.470 million in the six months ended June 30, 2005 to $1.486 million in the six months ended June 30, 2006. The following table itemizes the individual components of other miscellaneous expenses that increased or (decreased) by more than $10 thousand between comparable periods.

Table of Other Miscellaneous Expenses:

	For the Six Months Ended June 30,
Description of Other Miscellaneous Expense	2006	2005	Increase / (Decrease)
dollars in thousands
Directors fees	$152	$86	$66
Collection and non-filing expense	111	64	47
Correspondent bank services	66	77	(11)
Accounts receivable financing program services	88	78	10
Dues and memberships	29	18	11
Office supplies	149	170	(21)
Postage and shipping	129	155	(26)
Deferred reserves for unfunded loan commitments	(23)	2	(25)
Travel and entertainment	103	123	(20)
Check printing	(14)	36	(50)
Software amortization	116	77	39
Other losses	(1)	10	(11)
Minority interest for Mang - Wilber LLC insurance agency subsidiary	66	80	(14)
All other miscellaneous expense items, net	515	494	21
Total Other Miscellaneous Expense	$1,486	$1,470	$16

Income Taxes. Income tax expense decreased from $1.510 million during the six-month period ended June 30, 2005, to $1.017 million during the six-month period ended June 30, 2006. The decrease in income tax expense was primarily due to a decreased amount of pre-tax income. Our effective tax rate decreased between periods, from 26.6% in the six-month period ended June 30, 2005, to 23.5% in the six-month period ended June 30, 2006 due to a greater percentage of our pre-tax income being generated from tax-exempt securities and bank-owned life insurance.

G. Liquidity

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

Back to Index

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment every 90 days to estimate current and future sources and uses of liquidity. The 90-day sources and uses assessment is reviewed by our Asset and Liability Committee (“ALCO”). The ALCO, based on this assessment and other data, determines our future funding or investment needs and strategies. The results of the 90-day sources and uses assessment are reported to the Board of Directors of the Bank quarterly. We were in compliance with all of our internal liquidity policy limits at December 31, 2005, and June 30, 2006. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

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
• Correspondent Lines of Credit
• Fed. Reserve Discount Window Borrowings
• Sale of Loans
• Proceeds from Issuance of Equity Securities
• Branch Acquisition • Cash Surrender Value of Bank-Owned Life Insurance

Table of Liquidity Measures:

The following table summarizes several of our key liquidity measures for the periods stated:

Liquidity Measure Dollars in Thousands	June 30, 2006	December 31, 2005
Cash and Cash Equivalents	$28,576	$18,417
Available for Sale Investment Securities at Estimated Fair Value less Securities pledged for State and Municipal Deposits and Borrowings	$53,057	$64,622
Total Loan to Total Asset Ratio	53.15%	53.63%
FHLBNY Remaining Borrowing Capacity	$18,304	$19,413
Available Unsecured Correspondent Bank Lines of Credit	$15,000	$10,000

Between December 31, 2005, and June 30, 2006, our overall liquidity position did not change significantly. An increase in the level of cash and cash equivalents was offset by a decrease in the level of unencumbered available-for-sale investment securities. Although our overall liquidity position did not change significantly during the first-half of 2006, we experienced an increase in the volatility of our deposit funding. The increasing interest rate environment throughout the first-half of the year has caused depositors, particularly large depositors, to “shop” their deposits more intensively. For example, at the end of the first quarter of 2006 we borrowed $15.0 million of short-term funds at the FHLBNY to replace

Back to Index

the maturity of several large municipal certificates of deposit. By contrast, at the end of the second quarter we had established a $20.220 million deposit relationship with a large estate that was subsequently withdrawn early in the third quarter of 2006 due to the disbursement of funds to various beneficiaries of the estate.

The substantial majority of the unencumbered available-for-sale investment securities are highly liquid securities and could be sold immediately or pledged for borrowing purposes to meet our anticipated or unanticipated loan and other funding requirements. In addition, the anticipated principal repayments on existing loans and investment securities, as well as the anticipated deposit retention levels, continue to provide us with an adequate amount of liquidity. In addition to the above table of liquidity measures, we anticipate receiving principal payments on our available-for-sale and held-to-maturity investment securities portfolio totaling approximately $58.300 million over the next twelve-month period. These proceeds can be used to fund net loan growth or a decrease in deposits.

Our commitments to extend credit and stand-by letters of credit increased $1.713 million between December 31, 2005, and June 30, 2006. At June 30, 2006, commitments to extend credit and stand-by letters of credit were $87.376 million, as compared to $85.663 million at December 31, 2005. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially impact our liquidity prospectively.

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

H. Capital Resources and Dividends

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

At June 30, 2006, shareholders’ equity was $59.842 million. This represents a $7.875 million or 11.6% decrease in total shareholders’ equity of $67.717 million at December 31, 2005. The significant decrease in shareholders’ equity was primarily due to the execution of a self-tender offer for our common stock, and the resultant increase in treasury stock; and an increase in accumulated other comprehensive loss. Our treasury stock balance increased $6.366 million between the periods, from $21.138 million at December 31, 2005 to $27.504 million at June 30, 2006. Most of the increase was to due to the repurchase of shares of our common stock pursuant to the self-tender offer. In addition, as interest rates increased during the first-half of 2006, the market value of our available-for-sale investment securities decreased, causing an increase in accumulated other comprehensive loss. Between December 31, 2005 and June 30, 2006 accumulated other comprehensive loss increased $2.698 million, from $2.409 million to $5.107 million. Shareholders’ equity as a percentage of total assets was 9.0% at December 31, 2005 versus 7.9% at June 30, 2006.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by Federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of shareholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company’s allowance for loan losses. Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at June 30, 2006, and December 31, 2005. The Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at June 30, 2006, were 11.97% and 13.22%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been

Back to Index

dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of June 30, 2006, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was $2.500 million. The ability of the Company and the Bank to pay dividends in the future is, and will continue to be, influenced by regulatory policies, capital guidelines and applicable laws.

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

Back to Index

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, we assume it will take 6 months for a 3.00% shift to take place. This is also known as a “ramped” interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning July 1, 2006, and ending June 30, 2007, under ramped shock scenarios.

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	11.25%	$26,462	$556	2.15%	0.93%
2.00%	10.25%	26,106	200	0.77%	0.33%
1.00%	9.25%	25,913	7	0.03%	0.01%
No change	8.25%	25,906	-	-	-
-1.00%	7.25%	25,423	(483)	-1.86%	-0.81%
-2.00%	6.25%	24,238	(1,668)	-6.44%	-2.79%
-3.00%	5.25%	23,453	(2,453)	-9.47%	-4.10%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would increase $200 thousand or 0.33% of total shareholders’ equity in a +2.00% ramped interest rate shock and decline by $1.668 million or 2.79% of total shareholders’ equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. We try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. At June 30, 2006, approximately 24% of our total assets were invested in adjustable rate loans and investments.

At June 30, 2006, the Treasury yield curve was very “flat.” This flat interest rate environment inhibits our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments. This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income. If this flat interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively.

ITEM 4:  Controls and Procedures

Back to Index

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

From time to time, the Company becomes subject to various legal claims which arise in the normal course of business. At June 30, 2006, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business. The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A: Risk Factors

During the second quarter of 2006 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 15, 2006.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B. Not applicable

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005 we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program. From July 26, 2005 through March 31, 2006, management purchased 17,155 shares under this authority, which reduced the amount of shareholders’ equity available to management to purchase shares under the program to $1.308 million. On June 20, 2006 we purchased an additional 20,600 shares at $10.52 per share (including $0.06 per share brokerage commission), which reduced management’s repurchase authority to $1.091 million under the stock repurchase program.

All shares repurchased under the repurchase program are made in the open market or through private transactions and are limited to one transaction per week. All open market transactions are conducted exclusively through Merrill Lynch, a registered broker-dealer. Private purchases may be transacted directly with the seller and need not be transacted through Merrill Lynch. Each private transaction is individually subject to the approval of the Board of Directors of the Company. All stock purchases are effected in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, and the rules of the American Stock Exchange.

In addition to the stock repurchase program, on June 1, 2006, the Company purchased 536,155 shares of its common stock into treasury pursuant to a modified Dutch-auction style self-tender offer filed with the SEC on April 4, 2006, and as amended on April 10, 2006, April 28, 2006, May 5, 2006, May 18, 2006 and

Back to Index

May 25, 2006. The shares acquired by the Company under the self-tender offer were purchased at $11.47 per share (including brokerage commissions) resulting in a $6.150 million decrease in shareholders’ equity. The following table summarizes the shares repurchased by the Company during the three-month period ended June 30, 2006:

Share Repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost	Remaining Share Repurchase Authority
Stock Repurchase Program:
April 1 - April 30, 2006	0	$0.00	$0	$1,307,908
May 1 - May 31, 2006	0	0.00	0	1,307,908
June 1 - June 30, 2006 (1)	20,600	10.52	216,712	1,091,196
Totals	20,600	10.52	216,712
Modified Dutch-Auction Self-Tender Offer
June 1 - June 30, 2006 (2)	536,155	11.47	6,149,698
Grand Totals	556,755	$11.43	$6,366,410

(1) These shares were purchased under the Company's stock repurchase plan announced on July 26, 2005. The total cost includes a $0.06 per share brokerage commission paid by the Company.

(2) These shares were purchased under the Company's modified Dutch-auction style self-tender offer announced on April 4, 2006. The total cost includes a $0.07 per share brokerage commission paid by the Company.

During the three-month period ended June 30, 2006, the rights of holders of our registered securities were not modified; nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3:  Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended June 30, 2006.

ITEM 4:  Submission of Matters to a Vote of Security Holders

On April 29, 2006 the Company held its Annual Meeting of Shareholders. On the record date for the Annual Meeting of Shareholders, March 17, 2006, 11,145,937 shares of the Company’s common stock, par value $.01 per share, were issued and outstanding and eligible to be voted. At the meeting three proposals were voted upon, all of which were approved by the shareholders. A total of 8,873,655 shares were voted at the meeting. A summary of each proposal and the voting results are provided below:

Back to Index

Annual Meeting of Shareholders Voting Results:

Description of Matter	For	Withheld / Against	Abstentions

1. To fix the number of directors of the Company at twelve (12)	8,827,169	4,209	42,277
2. To elect the following four (4) nominees to the Company's Board of Directors
Thomas J. Davis	8,793,005	80,650	0
James L. Seward	8,773,332	100,323	0
Geoffrey A. Smith	8,791,905	81,750	0
Brian R. Wright	8,792,205	81,450	0
3. To ratify the appointment of KPMG LLP, as our independent auditors for the fiscal year ending December 31, 2006	8,804,419	534	68,702

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

See Exhibit Index to this Form 10-Q

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Dated:	08/07/2006

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Dated:	08/07/2006

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