Form 10-Q
period 2006-08-31
Wilber CORP
filed 2006-11-08
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐ TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

For the Transition Period from _________to_________

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
Yes ☐ No ☒

As of November 2, 2006, there were issued and outstanding 10,569,182 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Interim Unaudited Consolidated Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at September 30, 2006 and December 31, 2005
	D.	Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005
	E.	Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

	F.	Liquidity
	G.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

Index

ITEM 1: Interim Financial Statements (Unaudited)
The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,
dollars in thousands except share and per share data	2006	2005
Assets
Cash and Due from Banks	$11,913	$12,817
Time Deposits with Other Banks	1,800	2,700
Federal Funds Sold	18,500	2,900
Total Cash and Cash Equivalents	32,213	18,417
Securities
Trading, at Fair Value	1,576	1,542
Available-for-Sale, at Fair Value	223,938	240,350
Held-to-Maturity, Fair Value of $61,728 at September 30, 2006,
and $53,837 at December 31, 2005	62,762	54,939
Loans	404,465	403,665
Allowance for Loan Losses	(6,524)	(6,640)
Loans, Net	397,941	397,025
Premises and Equipment, Net	5,885	6,430
Bank Owned Life Insurance	15,956	15,530
Goodwill	4,518	4,518
Intangible Assets, Net	564	698
Other Assets	13,409	13,279
Total Assets	$758,762	$752,728

Liabilities and Shareholders’ Equity
Deposits:
Demand	$72,758	$72,986
Savings, NOW and Money Market Deposit Accounts	241,301	244,484
Certificates of Deposit (Over $100M)	89,792	78,147
Certificates of Deposit (Under $100M)	187,652	183,716
Other Deposits	25,851	25,625
Total Deposits	617,354	604,958
Short-Term Borrowings	23,992	19,357
Long-Term Borrowings	46,724	52,472
Other Liabilities	7,667	8,224
Total Liabilities	695,737	685,011

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at September 30, 2006,
and December 31, 2005	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	88,727	86,900
Accumulated Other Comprehensive Loss	(2,360)	(2,409)
Treasury Stock at Cost, 3,392,482 Shares at September 30, 2006,
and 2,815,727 Shares at December 31, 2005	(27,706)	(21,138)
Total Shareholders’ Equity	63,025	67,717
Total Liabilities and Shareholders’ Equity	$758,762	$752,728

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
dollars in thousands except share and per share data	2006	2005	2006	2005
Interest and Dividend Income
Interest and Fees on Loans	$7,763	$7,002	$22,544	$20,430
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,326	2,216	7,194	6,805
State and Municipal Obligations	631	625	1,820	1,966
Other	63	54	183	154
Interest on Federal Funds Sold and Time Deposits	151	253	309	555
Total Interest and Dividend Income	10,934	10,150	32,050	29,910

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	1,060	751	2,818	2,036
Certificates of Deposit (Over $100M)	967	593	2,697	1,775
Certificates of Deposit (Under $100M)	1,804	1,488	5,152	4,207
Other Deposits	234	193	685	567
Interest on Short-Term Borrowings	157	169	490	433
Interest on Long-Term Borrowings	469	541	1,457	1,785
Total Interest Expense	4,691	3,735	13,299	10,803
Net Interest Income	6,243	6,415	18,751	19,107
Provision for Loan Losses	420	300	1,260	780
Net Interest Income After Provision for Loan Losses	5,823	6,115	17,491	18,327

Non-Interest Income
Trust Fees	344	404	1,095	1,095
Service Charges on Deposit Accounts	414	380	1,227	1,196
Commission Income	98	90	415	402
Investment Security Gains, Net	75	71	385	463
Increase in Cash Surrender Value of Bank Owned Life Insurance	153	141	426	413
Other Service Fees	69	135	266	355
Other Income	222	182	562	413
Total Non-Interest Income	1,375	1,403	4,376	4,337

Non-Interest Expense
Salaries	2,459	2,470	7,172	7,032
Employee Benefits	586	639	2,024	1,973
Occupancy Expense of Bank Premises	588	401	1,443	1,249
Furniture and Equipment Expense	200	191	581	552
Computer Service Fees	228	160	625	474
Advertising and Marketing	147	120	376	365
Professional Fees	148	185	674	511
Other Miscellaneous Expenses	713	670	2,519	2,147
Total Non-Interest Expense	5,069	4,836	15,414	14,303
Income Before Taxes	2,129	2,682	6,453	8,361
Income Taxes	(485)	(700)	(1,502)	(2,210)
Net Income	$1,644	$1,982	$4,951	$6,151

Weighted Average Shares Outstanding	10,579,399	11,163,092	10,895,268	11,173,409
Basic Earnings Per Share	$0.15	$0.18	$0.45	$0.55

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
dollars in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2004	$140	$4,224	$83,402	$396	($20,557)	$67,605
Comprehensive Income:
Net Income	-	-	6,151	-	-	6,151
Change in Net Unrealized Gain (Loss)
on Securities, Net of Taxes	-	-	-	(1,923)	-	(1,923)
Total Comprehensive Loss						4,228
Cash Dividends ($.285 per share)	-	-	(3,186)	-	-	(3,186)
Purchase of Treasury Stock (31,500 shares)					(388)	(388)
Balance at September 30, 2005	$140	$4,224	$86,367	($1,527)	($20,945)	$68,259

Balance December 31, 2005	$140	$4,224	$86,900	($2,409)	($21,138)	$67,717
Comprehensive Income:
Net Income	-	-	4,951	-	-	4,951
Change in Net Unrealized Loss
on Securities, Net of Taxes	-	-	-	49	-	49
Total Comprehensive Income						5,000
Cash Dividends ($.285 per share)	-	-	(3,124)	-	-	(3,124)
Purchase of Treasury Stock (576,755 shares)					(6,568)	(6,568)
Balance September 30, 2006	$140	$4,224	$88,727	($2,360)	($27,706)	$63,025

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
dollars in thousands	2006	2005
Cash Flows from Operating Activities:
Net Income	$4,951	$6,151
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	1,260	780
Depreciation and Amortization	844	829
Net Loss on Disposal / Impairment of Fixed Assets	290	0
Net Amortization of Premiums and Accretion of Discounts on Investments	505	799
Available-for-Sale Investment Security Gains, net	(271)	(369)
Increase in Cash Surrender Value of Bank Owned Life Insurance	(426)	(413)
Net Decrease in Trading Securities	80	68
Net Gains on Trading Securities	(114)	(94)
Increase in Other Assets	(185)	(1,037)
Decrease in Other Liabilities	(696)	(658)
Net Cash Provided by Operating Activities	6,238	6,056

Cash Flows from Investing Activities:
Net Cash Acquired from Acquisition of a Branch	0	22,521
Proceeds from Maturities of Held-to-Maturity Investment Securities	5,734	7,152
Purchases of Held-to-Maturity Investment Securities	(13,661)	(1,749)
Proceeds from Maturities of Available-for-Sale Investment Securities	26,185	51,254
Proceeds from Sales of Available-for-Sale Investment Securities	3,057	9,945
Purchases of Available-for-Sale Investment Securities	(12,877)	(57,500)
Net Increase in Loans	(2,176)	(142)
Purchase of Premises and Equipment	(335)	(642)
Proceeds from Sale of Premises and Equipment	40	0
Net Cash Provided by Investing Activities	5,967	30,839

Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	(3,185)	(454)
Net Increase (Decrease) in Certificates of Deposit	15,581	(9,355)
Net Increase (Decrease) in Short-Term Borrowings	4,635	(8,872)
Increase in Long-Term Borrowings	0	16,900
Repayment of Long-Term Borrowings	(5,748)	(25,228)
Purchase of Treasury Stock	(6,568)	(388)
Cash Dividends Paid	(3,124)	(3,186)
Net Cash Provided by (Used in) Financing Activities	1,591	(30,583)
Net Increase in Cash and Cash Equivalents	13,796	6,312
Cash and Cash Equivalents at Beginning of Period	18,417	20,539
Cash and Cash Equivalents at End of Period	$32,213	$26,851

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited), continued

	Nine Months Ended
	September 30,
dollars in thousands	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$13,200	$10,834
Income Taxes	$2,727	$3,085
Non Cash Investing Activities:
Change in Unrealized Gain (Loss) on Securities	$83	($3,150)
Fair Value of Assets Acquired	$0	$8,119
Fair Value of Liabilities Assumed	$0	$32,967

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of The Wilber Corporation (the "Company"), its wholly owned subsidiary Wilber National Bank (the "Bank") and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2005 was derived from the Company's 2005 Annual Report on Form 10-K. The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2005 and 2004, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of September 30, 2006, the statements of income for the three and nine-month periods ended September 30, 2006 and 2005, and the statements of changes in shareholders' equity and comprehensive income and cash flows for the nine-month periods ended September 30, 2006 and 2005 should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto.

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

Note 3. Guarantees

Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The estimated fair value of the Company's stand-by letters of credit was $14 thousand and $12 thousand at September 30, 2006 and December 31, 2005, respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company’s stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Index

Note 4. Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen. Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan. This plan is sponsored by the Company's bank subsidiary. Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company maintains the responsibility for funding the plan. The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. An annual minimum contribution is not required in 2006 because the plan is more than 100% funded. Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic Benefit Cost (Benefit), based on a September 30, 2005 measurement date and the subsequent curtailment date of February 28, 2006, are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
dollars in thousands	2006	2005	2006	2005
Service Cost	$103	$171	$314	$510
Interest Cost	235	231	672	693
Expected Return on Plan Assets	(347)	(312)	(1,024)	(933)
Net Amortization	35	54	84	159
Curtailment Expense	0	0	190	0
	$26	$144	$236	$429

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
dollars in thousands	2006	2005	2006	2005
Unrealized Holding Gains (Losses) Arising During the Period Net of Tax
(Pre-tax Amount of $4,502, ($2,045), $354, and ($2,781))	$2,747	($1,247)	$214	($1,700)
Reclassification Adjustment for (Gains) Realized in Net Income During the Period,
Net of Tax (Pre-tax Amount of $0, ($1), ($271) and ($369))	0	(1)	(165)	(223)
Other Comprehensive Income (Loss), Net of Tax of $1,753, ($796), $34,
and ($1,227)	$2,747	($1,248)	$49	($1,923)

Note 6. Loss on Disposal / Impairment of Fixed Assets

At the end of the second quarter of 2006, our immediate market area experienced flooding due to torrential rains. As a result of the flood, two of our branch buildings, located in Sidney, NY and Walton, NY, our main office facility, and our former insurance sales office in Walton, NY, and the contents of each office, were damaged or destroyed by floodwaters. Therefore, as of September 30, 2006, a loss of $328 thousand on the disposal and impairment of these assets was recorded. The furniture, fixtures and equipment that were components of these branches had a carrying value of $90 thousand and a related loss of $90 thousand was recorded. The buildings had a combined carrying amount of $592 thousand and a loss of $238 thousand was recorded. This loss is included on the Consolidated Statement of Income for the nine months ended September 30, 2006 as a component of Other Miscellaneous Expenses.

During the three-month period ended September 30, 2006, we were advised by our property and casualty insurance carrier that we would be receiving an insurance settlement for the flood-related losses incurred on our former insurance sales office facility. Accordingly, during the three-month period ended September 30, 2006, we recorded a $59 thousand recovery in Other Miscellaneous Expenses to offset an equal amount of expense recorded in the same quarter due to the impairment and disposal of fixed assets at this facility and related clean-up costs.

Index

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objectives of this quarterly report are to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at September 30, 2006, as compared to December 31, 2005; (ii) a comparison of our results of operations for the three-month period ended September 30, 2006, as compared to the three-month period ended September 30, 2005; and (iii) a comparison of our results of operations for the nine-month period ended September 30, 2006, as compared to the nine-month period ended September 30, 2005.

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

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s September 30, 2006 evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance, which would negatively affect earnings. In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While we have concluded that the September 30, 2006 evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered on certain categories of loans, our allowance for loan losses would also require additional provisions for loan losses.

Recent Accounting Pronouncements. On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements. This SAB addresses the diversity in practice regarding quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a Company were to correct those misstatements through current period earning. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. The Company is currently evaluating the impact this will have on its financial statements and will adopt SAB No. 108 in its annual report on Form 10-K for the year ending December 31, 2006.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income/(Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the

Index

measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a September 30 measurement date for our pension and postretirement benefit plans. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On February 28, 2006 we froze our defined benefit pension plan and revalued our plan’s actuarial calculations. Based on our plan’s actuarial calculations as of the February 28, 2006 remeasurement date, the adoption of SFAS 158 would decrease total assets by approximately $1.192 million with a corresponding increase, net of tax, of accumulated other comprehensive loss. The adoption of SFAS 158 will not affect our results of operations. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have an impact on the actual amounts recorded.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No 109, “Accounting for Income Taxes” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. The Company has not yet determined the potential financial statement impact of adopting FIN 48.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No 155, “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

B. Financial Condition and Performance Overview

Between December 31, 2005 and September 30, 2006, we experienced modest growth in total assets, total gross loans and total deposits. Total assets increased only $6.034 million or 0.8% between the periods, while total loans and total deposits increased by $800 thousand or 0.2% and $12.396 million or 2.0%, respectively. We attribute our modest growth to a weak central New York economy and a lack of population growth in our immediate market area.

Although our total assets did not grow significantly between the periods, the composition of our consolidated statement of condition did change. In particular, we increased our federal funds sold holdings between the periods, providing us with improved liquidity. We also experienced a shift in our mix of deposits. As short-term interest rates increased throughout the period, depositors began to seek out higher rate deposit accounts. Hence, we experienced a decrease in our low-cost savings and NOW

Index

account balances, and an increase in our high-cost money market and certificates of deposit.

Our asset quality improved in some respects and deteriorated in others between the periods. In particular, the level of our non-performing assets decreased from $4.938 million or 0.66% of total assets at December 31, 2005 to $2.138 million or 0.28% of total assets at September 30, 2006. Conversely, the level of potential problem loans increased from $7.897 million at December 31, 2005 to $14.358 million at September 30, 2006. The level of delinquent loans remained relatively stable between the periods.

Our net income and earnings per share decreased between comparable three and nine-month periods. Net income and earnings per share for the nine-month period ended September 30, 2006 were $4.951 million and $0.45, respectively, as compared to net income and earnings per share of $6.151 million and $0.55, respectively, for the nine-month period ended September 30, 2005. Similarly, for the three-month period ended September 30, 2006, net income and earnings per share were $1.644 million and $0.15, respectively. This compares to net income of $1.982 million and earnings per share of $0.18 in the three-month period ended September 30, 2005. The decrease in earnings between comparable three and nine-month periods was due to several factors, including an increase in the provision for loan losses, a decrease in net interest income, and a significant increase in non-interest expense. Throughout 2006 the yield curve remained very flat to inverted. This interest rate environment made it very difficult for us to maintain or improve net interest income, particularly when earning assets were not growing significantly. The provision for loan losses was increased during 2006, principally because the level of potential problem loans increased. And finally, non-interest expense increased due to several factors, including losses incurred due to a regional flood in the second quarter of 2006, an increase in professional fees, and the conversion of our core processing computer system.

The following tables set forth in this quarterly report provide readers with supplementary information, which is not directly obtainable from the interim unaudited financial statements provided in PART I, Item 1 of this quarterly report. These tables are to be read in conjunction with our management discussion and analysis narrative regarding the financial condition, results of operations, liquidity and capital resources contained within this report.

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated. No tax equivalent adjustments were made. Average balances are daily averages.

Index

	For the Three Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$9,226	$122	5.25%	$15,311	$132	3.42%
Interest bearing deposits	3,114	29	3.69%	9,767	121	4.92%
Securities (1)	286,606	3,020	4.18%	291,090	2,895	3.95%
Loans	405,904	7,763	7.59%	398,129	7,002	6.98%
Total earning assets	704,850	10,934	6.15%	714,297	10,150	5.64%

Non-earning assets	41,187			42,538
Total assets	$746,037			$756,835

Liabilities:
Savings accounts	$86,789	$139	0.64%	$99,622	$169	0.67%
Money market accounts	68,782	675	3.89%	44,428	307	2.74%
NOW accounts	86,006	246	1.13%	109,962	275	0.99%
Time & other deposit accounts	299,538	3,005	3.98%	275,676	2,275	3.27%
Borrowings	65,553	626	3.79%	80,700	709	3.49%
Total interest bearing liabilities	606,668	4,691	3.07%	610,388	3,735	2.43%

Non-interest bearing deposits	75,878			73,058
Other non-interest bearing liabilities	2,980			5,241
Total liabilities	685,526			688,687
Shareholders' equity	60,511			68,148
Total liabilities and shareholders' equity	$746,037			$756,835

Net interest income		$6,243			$6,415

Net interest rate spread (2)			3.08%			3.21%

Net earning assets	$98,182			$103,909

Net interest margin (3)			3.51%			3.56%

Ratio of earning assets to interest bearing liabilities	116.18%			117.02%

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

Index

	For the Nine Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$6,267	$235	5.01%	$8,428	$199	3.16%
Interest bearing deposits	2,770	74	3.57%	9,792	356	4.86%
Securities (1)	294,876	9,197	4.17%	298,770	8,925	3.99%
Loans	402,307	22,544	7.49%	398,351	20,430	6.86%
Total earning assets	706,220	32,050	6.07%	715,341	29,910	5.59%

Non-earning assets	41,659			41,773
Total assets	$747,879			$757,114

Liabilities:
Savings accounts	$89,114	$419	0.63%	$99,005	$482	0.65%
Money market accounts	59,891	1,610	3.59%	39,245	700	2.38%
NOW accounts	92,223	789	1.14%	116,632	854	0.98%
Time & other deposit accounts	298,961	8,534	3.82%	277,117	6,549	3.16%
Borrowings	68,514	1,947	3.80%	83,936	2,218	3.53%
Total interest bearing liabilities	608,703	13,299	2.92%	615,935	10,803	2.34%

Non-interest bearing deposits	71,340			67,009
Other non-interest bearing liabilities	3,616			6,051
Total liabilities	683,659			688,995
Shareholders' equity	64,220			68,119
Total liabilities and shareholders' equity	$747,879			$757,114

Net interest income		$18,751			$19,107

Net interest rate spread (2)			3.15%			3.25%

Net earning assets	$97,517			$99,406

Net interest margin (3)			3.55%			3.57%

Ratio of earning assets to interest bearing liabilities	116.02%			116.14%

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

Index

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

Dollars in Thousands	At September 30, 2006	At December 31, 2005
Loans in Non-Accrual Status:
Residential real estate (1)	$387	$327
Commercial real estate	1,199	2,287
Commercial (2)	400	1,191
Consumer	3	61
Total non-accruing loans	1,989	3,866
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	129	181
Troubled Debt Restructured Loans	0	871
Total non-performing loans	2,118	4,918
Other real estate owned	20	20
Total non-performing assets	$2,138	$4,938
Total non-performing assets as a percentage of total assets	0.28%	0.66%
Total non-performing loans as a percentage of total loans	0.52%	1.22%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$6,241	$6,368	$6,640	$6,250

Charge offs:
Residential real estate (1)	0	0	47	18
Commercial real estate	1	0	2	0
Commercial (2)	3	0	1,015	28
Consumer	213	128	612	597
Total charge offs	217	128	1,676	643

Recoveries:
Residential real estate (1)	12	2	28	38
Commercial real estate	0	0	0	0
Commercial (2)	14	1	49	29
Consumer	54	54	223	143
Total recoveries	80	57	300	210

Net charge-offs	137	71	1,376	433
Provision for loan losses	420	300	1,260	780
Balance at end of period	$6,524	$6,597	$6,524	$6,597

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.13%	0.07%	0.46%	0.15%

Allowance for loan losses to total loans	1.61%	1.66%	1.61%	1.66%

Allowance for loan losses to non-performing loans	308%	146%	308%	146%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at September 30, 2006, and December 31, 2005

Overview. Our financial condition changed modestly between December 31, 2005 and September 30, 2006. Total assets and total loans increased by less than 1.0% between the periods. Specifically, total assets increased $6.034 million or 0.8%, while total loans increased $800 thousand or 0.2%. Between December 31, 2005 and September 30, 2006 our available-for-sale investment securities portfolio decreased significantly due to amortizing principal payments and maturities. The substantial majority of these proceeds were reinvested in short-term (overnight) federal funds deposits. Between December 31, 2005 and September 30, 2006, the Federal Open Market Committee raised the Federal Funds target rate 1.00%. This prompted us to retain more of our investment funds in overnight, liquid federal funds sold. Our federal funds sold position increased from $2.900 million at December 31, 2005 to $18.500 million at September 30, 2006, a $15.600 million increase; while our available-for-sale investment securities portfolio decreased from $240.350 million at December 31, 2005 to $223.938 million at September 30, 2005, a $16.412 million decrease.

Total deposits increased modestly between the periods from $604.958 million at December 31, 2005 to $617.354 million at September 30, 2006, a $12.396 million or 2.0% increase. The growth in deposits was principally due to an increase in certificates of deposit. As short-term interest rates increased between the periods, depositors transferred funds from interest bearing and non-interest bearing non-maturity savings, NOW and demand deposit accounts to higher yielding certificates of deposit. In addition, we more aggressively pursued municipal customer relationships, including certificates of deposit.

Shareholders’ equity decreased $4.692 million or 6.9% between December 31, 2005 and September 30, 2006. Specifically, total shareholders’ equity decreased from $67.717 million at December 31, 2005 to $63.025 million at September 30, 2006. During the nine-month period ended September 30, 2006, we repurchased 576,755 shares of our common stock. Of these, 536,155 shares were purchased pursuant to a self-tender offer consummated during the second quarter. The shares were purchased in conjunction with a strategic initiative to reduce the number of shares outstanding and shareholders’ equity to improve future earnings per share and return on equity for our shareholders.

Asset Quality. We use several measures to determine the overall credit quality of our loan portfolio. These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience. Between December 31, 2005, and September 30, 2006, the level of non-performing and delinquent loans declined (an improvement), while potential problem loans increased. Net charge-offs increased during the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans decreased $2.800 million between December 31, 2005 and September 30, 2006, from $4.918 million to $2.118 million. During the first quarter of 2006, a $1.646 million commercial real estate loan in non-accrual status was paid-off in full by a related party of the borrower. In addition, during the first quarter of 2006, an $871 thousand loan, previously recorded as a troubled debt restructured loan, was removed from troubled debt status. At September 30, 2006, the loan was performing and yielding a market rate. And finally, during the first quarter, we charged-off a $746 thousand loan to one of our large commercial borrowers, which was previously on non-accrual status. This decrease in non-performing loans was offset by the addition of eleven (11) loans with small balances and one commercial real estate loan with a $417 thousand balance being placed on non-accrual status during the first three quarters of 2006.

Net loan charge-offs increased significantly during the first three quarters of 2006 to $1.376 million, due principally to a $981 thousand charge-off for loans made to one of our large commercial borrowers, including the $746 thousand net charge-off discussed above. By comparison, during the first three quarters of 2005 we recorded net charge-offs of $433 thousand. Net charge-offs for the third quarter of 2006 totaled $137 thousand, as compared to $71 thousand for the third quarter of 2005, a $66 thousand increase.

Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million. Between December 31, 2005 and September 30, 2006, potential problem loans increased $6.461 million, from $7.897 million at December 31, 2005 to $14.358 million at September 30, 2006. The increase in

Index

potential problem loans from the period ended December 31, 2005 to the period ended September 30, 2006, was primarily due to a decline in the financial condition of seven (7) large commercial borrowers during 2006 with combined total loan balances of $6.594 million.

At September 30, 2006, loans that were 30 or more days delinquent (excluding non-performing loans) totaled $1.922 or 0.48% of loans outstanding. By comparison, at December 31, 2005, we had $2.062 million or 0.51% of loans outstanding in this same category. The level of delinquent loans has remained low and within reasonable industry standards throughout 2006.

The allowance for loan losses at September 30, 2006 was $6.524 million or 1.61% of gross loans outstanding. This compares to $6.640 million or 1.64% of loans outstanding at December 31, 2005. During the nine-month period ended September 30, 2006, net charge-offs on loans totaled $1.376 million. This compares to $433 thousand in net charge-offs during the nine-month period ended September 30, 2005, a $943 thousand increase. During the first quarter of 2006, we recorded a $981 thousand charge-off on two loans to one of our large commercial borrowers. Prior to the first quarter of 2006, we allocated $826 thousand in the allowance for loan losses for the potential losses on these loans due to the weakened financial condition of the borrower. During the first quarter of 2006, we determined that a significant portion of the gross loans outstanding to this borrower were non-collectible and charged-off $981 thousand to the allowance for loan losses. We recorded $1.260 thousand in the provision for loan losses during the nine-month period ended September 30, 2006. This compares to $780 thousand in nine-month period ended September 30, 2005, a $480 thousand increase. The increase was principally due to a significant increase in potential problem loans during 2006. Management and the Board of Directors deemed the allowance for loan losses as adequate at September 30, 2006 and December 31, 2005.

The credit quality of the investment securities portfolios, both available-for-sale and held-to-maturity, remained strong. At September 30, 2006, 99.8% of the securities held in the Company’s bond portfolio were rated “A” or better by Moody’s credit rating service; 95.7% were rated AAA. By comparison, at December 31, 2005, 99.8% were rated “A” or better and 95.1% were rated AAA.

D. Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

Overview. During the third quarter of 2006, net income and earnings per share were $1.644 million and $0.15, respectively. This compares to net income of $1.982 million and earnings per share of $0.18 during the third quarter of 2005. The decrease in net income was due to decreases in net interest income and non-interest income and increases in the provision for loan losses and non-interest expense. Net interest income decreased from $6.415 million in the third quarter of 2005 to $6.243 million in the third quarter of 2006, a $172 thousand or 2.7% decrease. An unfavorable interest rate environment and a decrease in earning assets between comparable quarters were the primary reasons net interest income decreased. Non-interest income decreased from $1.403 million in the three-month period ended September 30, 2005 to $1.375 million for the three month period ended September 30, 2006, a $28 thousand or 2.0% decrease. Decreases in trust and other service fees between comparable periods were partially offset by improvements in other components of non-interest income. During the third quarter of 2006, we recorded $420 thousand in the provision for loan losses. This compares to $300 thousand in the third quarter of 2005, a $120 thousand or 40.0% increase. A substantial increase in potential problem loans and an increase in net charge-offs were the primary reasons the provision for loan losses increased between periods. Non-interest expense increased to $5.069 million in the third quarter of 2006, as compared to $4.836 million in the third quarter of 2005, a $233 thousand or 4.8% increase. Income taxes decreased from $700 thousand in the third quarter of 2005 to $485 thousand in the third quarter of 2006, a $215 thousand or 30.7% decrease, due to the decrease in income before taxes.

The decrease in net income resulted in a decrease in both our return on average assets and return on average shareholders’ equity. More specifically, during the third quarter of 2006 our return on average assets and return on average equity were 0.87% and 10.78%, respectively, as compared to 1.04% and 11.54% during the third quarter of 2005.

Net Interest Income. Net interest income is our most significant source of revenue. During the third quarter of 2006 and third quarter of 2005, net interest income comprised 82% of our net revenue (net interest income plus non-interest income). In the three-month period ended September 30, 2006, our net interest income was $6.243 million. By comparison, for the three-month period ended September 30,

Index

2005, our net interest income was $6.415 million. The $172 thousand or 2.7% decrease in net interest income was principally due to a significant increase in the cost of our interest bearing liabilities (principally deposit funding) offset by increases in interest income on earning assets (principally loans).

In June 2006 the Federal Open Market Committee raised the target Federal funds rate to 5.25%. This was the seventeenth consecutive 25 basis point increase in the target Federal funds rate over a 2-year period. These actions caused the Treasury yield curve to become very flat to inverted, an interest rate environment which generally makes it difficult for us to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities. Although the Federal Open Market Committee did not raise the target Federal funds rate at either its August or September 2006 meetings, the yield curve remained very flat (to inverted) throughout the third quarter of 2006, thus providing us with limited opportunity to improve net interest income.

Between comparable quarterly periods, total interest and dividend income increased $784 thousand or 7.7%, from $10.150 million for the three-month period ended September 30, 2005 to $10.934 million for the three-month period ended September 30, 2006. Between the quarterly periods, the weighted average yield on the loan portfolio increased 61 basis points, from 6.98% in the third quarter of 2005 to 7.59% in the third quarter of 2006. Between the periods, the prime rate, the primary index rate for our variable rate loans, increased significantly, which drove the increase in our loan yields. In addition, the average volume of loans outstanding increased from $398.129 million in the three-month period ended September 30, 2005 to $405.904 million in the three-month period ended September 30, 2006. The increase in loan yields and the average volume of loans outstanding contributed $761 thousand of additional interest income between comparable quarterly periods.

Interest expense increased $956 thousand or 25.6% for the quarterly period ended September 30, 2006, versus the quarterly period ended September 30, 2005. Between the comparable quarterly periods interest rates increased. This prompted us, as well as our competitors, to raise the interest rate paid on interest-bearing deposit accounts, particularly the more interest-sensitive deposit accounts, such as money market accounts and time accounts. Between the periods we recorded a $751 thousand net increase in the cost of interest bearing deposit liabilities due to increase in interest rates. In addition, due to the higher interest rates, our customers increased the amount of deposits held in money market and time accounts. The combination of higher interest rates and increased deposit levels increased the interest expense recorded on money market accounts from $307 thousand during the third quarter of 2005 to $675 thousand during the third quarter of 2006, a $368 thousand increase. Similarly, the interest expense recorded on time and other deposit accounts increased from $2.275 million during the third quarter of 2005 to $3.005 million during the third quarter of 2006, a $730 thousand increase.

This flat yield curve that has persisted for several quarters has eliminated wholesale leverage opportunities and reduced the economic benefit of borrowing funds throughout the period, causing us to reduce borrowings and, in turn, our earning assets. Wholesale leverage is a term which describes a transaction where we borrow monies at the Federal Home Loan Bank of New York or other wholesale source to purchase earning assets (typically investment securities) that yield a rate of interest that exceeds our borrowing cost. During the third quarter of 2006 our total borrowings averaged $65.553 million. This compares to average borrowings of $80.700 million during the third quarter of 2005, a $15.147 million or 18.8% decrease between the periods. Similarly, during the third quarter of 2005, our average earning assets decreased $9.447 million or 1.3%. Average earning assets were $714.297 million during the third quarter of 2005, which compares to $704.850 million during the third quarter of 2006. The decrease in average borrowings, offset by an increase in borrowing rates, resulted in a net decrease in interest expense on borrowings of $83 thousand between the periods.

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

Index

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal Funds Sold	$55	($65)	($10)	$96	($60)	$36
Interest Bearing Deposits	(24)	(68)	(92)	(75)	(207)	(282)
Securities	170	(45)	125	389	(117)	272
Loans	622	139	761	1,909	205	2,114
Total earning assets	823	(39)	784	2,319	(179)	2,140

Interest bearing liabilities:
Savings accounts	(9)	(21)	(30)	(15)	(48)	(63)
Money market accounts	160	208	368	449	461	910
NOW accounts	36	(65)	(29)	128	(193)	(65)
Time & other deposit accounts	506	224	730	1,422	563	1,985
Borrowings	58	(141)	(83)	158	(429)	(271)
Total interest bearing liabilities	751	205	956	2,142	354	2,496

Change in net interest income	$72	($244)	($172)	$177	($533)	($356)

Net interest income for the three-month period ended September 30, 2006 was $6.243 million. This compares to $6.415 million for the three-month period ended September 30, 2005, a $172 thousand or 2.7% decrease between comparable periods. Although the net decrease in interest income between comparable periods was not significant, several components of interest income and interest expense changed significantly between the periods due to both rate and volume factors.

Interest income increased $784 thousand between the periods due principally to an increase in the rate on earning assets. As interest rates rose between the periods our yield on Federal funds sold, securities, and loans all increased. On a combined basis, the rate improvement on these three categories of earning assets contributed an additional $847 thousand of interest income between comparable periods. This was offset by a $24 thousand decrease in interest income on interest bearing deposits due to rate between the periods. Between September 30, 2005 and September 30, 2006, $6.499 million of long term high-yield certificates of deposit matured, which decreased the average rate earned on interest bearing deposits. The $823 thousand net improvement in interest income on earning assets due to a change in rate between the periods was offset by a $39 thousand reduction in interest income due to a decrease in the average volume of earning assets. Between comparable quarters, the average volume of Federal funds sold, interest bearing deposits, and securities all decreased, while the average volume of loans increased. The increase in the average volume of loans between periods contributed an additional $139 thousand of interest income, while the reduction in the average volume of Federal funds sold, interest bearing deposits and securities combined to decrease interest income by $178 thousand.

The $784 thousand increase in interest income was offset by a $956 thousand increase in the cost of interest bearing liabilities, $751 thousand due to the increase in rate and $205 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time and other deposit accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time and other deposit accounts and interest expense on money market accounts increased $730 thousand and $368 thousand, respectively, over the comparable periods. Between comparable periods, we raised the interest rates paid on certificates of deposit to remain competitive within our market. This drove up the cost of time and other deposit accounts, resulting in a $506 thousand increase in interest expense due to rate. The remaining increase in interest expense on time and other deposit accounts between the periods totaling $224 thousand was due to an increase in volume as depositors transferred their monies from low-rate interest bearing deposit or demand deposit accounts to higher-yield certificates of deposit. Money market accounts experienced similar results. As interest rates increased between the periods, we raised the interest rates paid on our money market deposits, which increased interest expense $160 thousand on a comparable period basis. The higher interest rates attracted additional deposits, which

Index

resulted in an increase in interest expense due to volume of $208 thousand. The average cost of our money market deposit accounts increased from 2.74% for the three-month period ended September 30, 2005 to 3.89% for the three-month period ended September 30, 2006, while the average volume of money market deposit accounts increased from $44.428 million to $68.782 million over the same periods.

As short-term interest rates increased rapidly between the periods, we modestly increased the interest rate on our NOW account deposits. This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a higher-rate deposit account. This decreased the average volume of NOW accounts between the periods from $109.962 million in the third quarter of 2005 to $86.006 million in the third quarter of 2006. The decrease in the average volume of NOW account deposits reduced interest expense by $65 thousand between comparable periods. This improvement was offset, however, by a $36 thousand increase in interest expense on NOW account deposits due to a 14 basis point increase in the average rate paid between the periods.

Between the periods, and in spite of rising interest rates, we modestly reduced the average rate paid on savings accounts from 0.67% for the three-month period ended September 30, 2005 to 0.64% for the three-month period ended September 30, 2006. The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods. The interest expense recorded on savings accounts decreased $30 thousand between the periods, $21 thousand due to a decrease in average volume and $9 thousand due to a decrease in rate.

The interest expense on borrowings decreased $83 thousand between comparable quarters due principally to the repayment of borrowed funds. Between the comparable periods, the average volume of borrowings decreased by $15.147 million resulting in a $141 thousand decrease in interest expense due to changes in volume. This was offset by a $58 thousand increase in interest expense on borrowings between comparable periods due to higher interest rates.

Provision for Loan Losses. We recorded a provision for loan losses of $420 thousand for the three- month period ended September 30, 2006, as compared to $300 thousand for the three-month period ended September 30, 2005, a $120 thousand increase. The increase in the provision for loan losses between comparable periods was due to an increase in net charge-offs and a significant increase in potential problem loans. Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. During the first quarter of 2006, we downgraded the credit risk rating on some of our large commercial loans. Since then, the level of potential problem loans has remained relatively high, as compared to our historical levels. At September 30, 2006, the level of potential problem loans was $14.358 million. This compares to $7.897 million at December 31, 2005. Although the level of non-performing loans and the level of delinquent loans all low, we deemed it necessary to record $420 thousand in the provision for loan losses due to an increase in net charge-offs and a significant increase in potential problem loans between the periods.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commissions income, investment security gains / (losses), income on bank-owned life insurance, other service fees, and other income. Non-interest income decreased from $1.403 million in the three-month period ended September 30, 2005 to $1.375 million in the three-month period ended September 30, 2006, a $28 thousand or 2.0% decrease. The net decrease in non-interest income on a comparable quarter basis was due to net decreases in trust and other service fees totaling $126 thousand, offset by increases in service charges on deposit accounts, commission income, investment security gains, bank-owned life insurance income and other income totaling $98 thousand.

In the third quarter of 2006, we recorded trust fees totaling $344 thousand. This compares to $404 thousand in the third quarter of 2005, a $60 thousand decrease. The decrease was due to a significant reduction in account closing fees between comparable periods. During the third quarter of 2005, we recorded $76 thousand in account closing and estate settlement fees, $69 thousand, of which, was due to the closing of a large estate. This compares to $13 thousand of account closing fees in the third quarter of 2006.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, and other miscellaneous service charges, commissions and fees. Other service fees decreased $66 thousand or 48.9% between the third quarter

Index

of 2005 and the third quarter of 2006. The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions. We originate residential mortgages, as an agent for a large regional bank based in the Southeast. The number of residential mortgages we have originated on their behalf between the periods has decreased due to a general rise in mortgage interest rates and a slowing housing market.

Non-interest income due to service charges on deposit accounts increased $34 thousand or 8.9% between comparable periods, from $380 thousand in the third quarter of 2005 to $414 thousand in the third quarter of 2006. Most of the increase was attributable to an increase in our ATM fees between comparable periods.

Other income increased $40 thousand or 22.0% between comparable periods, from $182 thousand in the three-month period ended September 30, 2005 to $222 thousand in the three-month period ended September 30, 2006. During the third quarter of 2006, we sold a parcel of land and a house adjacent to one of our branch offices and recorded a gain on the sale of the premises totaling $38 thousand.

Commission income, investment security gains, and bank-owned life insurance income all increased modestly between comparable periods, combining for an additional $24 thousand increase in non-interest income.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expense. Total non-interest expense increased $233 thousand or 4.8% on a comparable quarter basis, from $4.836 million in the third quarter of 2005 to $5.069 million in the third quarter of 2006. Increases in occupancy expenses, furniture and equipment expense, computer service fees, advertising and marketing and other miscellaneous expenses totaling $334 thousand, were offset by decreases in salaries expense, employee benefits and professional fees $101 thousand.

Salaries expense decreased $11 thousand or 0.4% between the quarterly periods, from $2.470 million during the third quarter of 2005 to $2.459 million during the third quarter of 2006. The decrease between periods was due to both increases and decreases in various components of salaries expense. In particular, base salaries and overtime increased $78 thousand between the periods due to a slight increase in staff and general increases in base salary amounts. Conversely, due to weaker sales results, we recorded a $69 thousand decrease in commission and incentive pay between comparable quarters. And finally, the salaries expense related to the Company’s executive deferred compensation plan decreased $20 thousand between the periods, from $75 thousand during the third quarter of 2005 to $55 thousand during the third quarter of 2006.

During the third quarter of 2006, employee benefits expense decreased $53 thousand or 8.3%, from $639 thousand during the third quarter of 2005 to $586 thousand during the third quarter of 2006. During the first quarter of 2006 we froze the Company’s defined benefit pension plan and began making employer contributions to our 401k retirement plan. Due to this change, we recorded a $15 thousand net decrease in retirement benefits expense during the third quarter of 2006. Retirement benefits expense totaled $143 thousand in the third quarter of 2005. This compares to $128 thousand in the third quarter of 2006. We currently sponsor a partially self-insured group health insurance plan. The expense recorded in the plan from period to period is principally driven by claims experience. Due to a decrease in participant claims, we recorded only $177 thousand of group health insurance expense during the third quarter of 2006. This compares to $207 thousand in the third quarter of 2005, a $30 thousand decrease. Other benefits expense also decreased $32 thousand between comparable quarters, principally due to a reduction in supplemental executive retirement plan expenses.

On a combined basis, occupancy of bank premises and furniture and equipment expense increased from $592 thousand in the third quarter of 2005 to $788 thousand in the third quarter of 2006, a $196 thousand or 33.1% increase between the comparable quarters. At the end of the second quarter of 2006, our market area was effected by flooding due to torrential rains. This caused three of our branch offices and a former insurance sales office (which we still owned) to flood. During the third quarter of 2006, we incurred significant costs to clean each facility and dehumidify the air to prevent the spread of mold. In addition, due to their uninhabitable condition, we closed two of our branch offices and moved banking services to two “bank-in-a-box” trailers that we acquired pursuant to a 6-month operating lease arrangement. These additional costs are the principal reason occupancy expense of bank premises increased significantly between periods.

Index

Computer service fees increased $68 thousand or 42.5% in the third quarter of 2006, from $160 thousand in the third quarter of 2005 to $228 thousand in the third quarter of 2006. During the third quarter of 2005, we converted our proprietary core computer operating system to a system more widely used throughout the banking industry. To operate the new system we entered into various software licensing agreements and maintenance contracts with several hardware and software computer system vendors resulting in an increase in computer service fees.

During the third quarter of 2006, we incurred $148 thousand of professional fees, as compared to $185 thousand during the third quarter of 2005, a $37 thousand or 20.0% decrease. During 2005 we engaged a consultant to assist us in our Sarbanes-Oxley Act (Section 404) compliance efforts. Most of the expense related to this effort was incurred in the third quarter of 2005, resulting in $79 thousand of additional expense in the third quarter of 2005 versus the third quarter of 2006. Conversely, during 2006 we engaged a regional accounting firm to assist us in our internal audit function. During the third quarter of 2006, we recorded $39 thousand of additional expense related to this engagement.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s Office of the Comptroller of the Currency’s assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees and several other miscellaneous expenses. During the third quarter of 2006, other miscellaneous expenses increased $43 thousand or 6.4%, from $670 thousand in the third quarter of 2005 to $713 thousand in the third quarter of 2006.

The following table itemizes the individual components of other miscellaneous expenses that increased or (decreased) by more than $10 thousand between comparable periods.

Table of Other Miscellaneous Expenses:

	For the Three Months Ended September 30,
Description of Other Miscellaneous Expense	2006	2005	Increase / (Decrease)
	dollars in thousands
Office supplies	79	66	13
Software amortization	59	47	12
Mang - Wilber LLC insurance agency miscellaenous expenses	16	0	16
All other miscellaneous expense items, net	559	557	2
Total Other Miscellaneous Expense	$713	$670	$43

Income Taxes. Income tax expense decreased from $700 thousand during the three-month period ended September 30, 2005, to $485 thousand during the three month period ended September 30, 2006. The decrease in income tax expense was primarily due to a decreased amount of pre-tax income. Our effective tax rate decreased between periods, from 26.1% in the three-month period ended September 30, 2005, to 22.8% in the three month period ended September 30, 2006 due to a greater percentage of our pre-tax income being generated from tax-exempt securities and bank-owned life insurance.

E. Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Overview. Net income decreased $1.200 million or 19.5% between the nine-month period ended September 30, 2005 and the nine-month period ended September 30, 2006. Net income for the nine months ended September 30, 2006 was $4.951 million. This compares to $6.151 million for the nine months ended September 30, 2005. Similarly, earnings per share decreased $0.10, from $0.55 for the nine months ended September 30, 2005 to $0.45 for the nine months ended September 30, 2006. The decrease in earnings was due to several factors, including a decrease in net interest income, an increase

Index

in the provision for loan losses and non-interest expense, partially offset by an increase in non-interest income and a decrease in taxes. During the nine-month period ended September 30, 2005, we recorded $19.107 million of net interest income. This compares to $18.751 million in the nine-month period ended September 30, 2006, a $356 thousand or 1.9% decrease. During the first three quarters of 2006 the Treasury yield curve remained flat, and at times inverted, which greatly reduced our ability to earn interest spread by mismatching short-term funding with long-term loans and investment securities. In addition, during the first two quarters of the year, the Federal Open Market Committee raised the target Federal funds rate by 1.00%. This placed upward pressure on short-term funding rates and helped soften loan demand as banks raised their prime lending rates. The provision for loan losses increased $480 thousand, from $780 thousand in the first three quarters of 2005 to $1.260 million in the first three quarters of 2006, due principally to an increase in our potential problem loans. All categories of non-interest expense increased between comparable periods, resulting in a $1.111 million or 7.8% increase in this area. The increase was due to several factors including our market expansion efforts, flood-related losses and expenses incurred due to a regional flood in June 2006, a core-processing computer system conversion completed in the third quarter of 2005, the execution of a self-tender offer for the Company’s common stock in the second quarter of 2006, and the engagement of a regional accounting firm to assist us with our internal audit function.

The decrease in net income resulted in a decrease in both our return on average assets and return on average shareholders’ equity. More specifically, for the nine-month period ended September 30, 2006 our return on average assets and return on average equity were 0.89% and 10.31%, respectively, as compared to 1.09% and 12.07% for the nine-month period ended September 30, 2005.

Net Interest Income. Net interest income is our most significant source of revenue. During the first three quarters of 2006 and 2005, net interest income comprised approximately 81% of our net revenue (net interest income plus non-interest income). Between the nine-month period ended September 30, 2005 and the nine-month period ended September 30, 2006, net interest income decreased $356 thousand or 1.9%. This decrease was due to a significant increase in the cost of our interest bearing liabilities (principally deposit funding) offset, in part, by increases in interest income on earning assets (principally loans).

On June 29, 2006 the Federal Open Market Committee raised the target Federal funds rate to 5.25%. This was the seventeenth consecutive 25 basis point increase in the target Federal funds rate over a 2-year period. These actions have caused the Treasury yield curve to become very flat, an interest rate environment which generally makes it difficult for us to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities. Additionally, the higher interest rates have curbed the demand for new loans, which limit our ability to improve interest income. Average loans outstanding increased only modestly between the nine-month period ended September 30, 2005 and the nine-month period ended September 30, 2006. Specifically, average loans outstanding increased $3.956 million or 1.0% between the periods, from $398.351 million for the nine months ended September 30, 2005 to $402.307 million for the nine months ended September 30, 2006.

Between comparable periods, total interest and dividend income increased $2.140 million or 7.2%, from $29.910 million for the nine-month period ended September 30, 2005, to $32.050 million for the nine-month period ended September 30, 2006. Between the comparable periods, the weighted average yield on the loan portfolio increased 63 basis points, from 6.86% to 7.49%. This contributed $1.909 million of additional interest income between comparable periods. Between the periods, the prime rate, the primary index rate for our variable rate loans, increased significantly, which drove the increase in our loan yields. Interest expense increased $2.496 million or 23.1% for the nine-month period ended September 30, 2006, versus the nine-month period ended September 30, 2005. Between the comparable periods there was a general increase in the level of interest rates. This prompted us, as well as our competitors, to raise the interest rate paid on interest-bearing deposit accounts, particularly the more interest-sensitive deposit accounts, such as money market accounts and time accounts. Between the periods we recorded a $1.984 million net increase in the cost of interest bearing deposit liabilities due to increase in interest rates. In addition, due to the higher interest rates, our customers increased the amount of deposits held in money market and time and other deposit accounts. The increased volume in these accounts contributed an additional $1.024 million of interest expense between comparable periods.

This flat yield curve that has persisted for several quarters has eliminated wholesale leverage opportunities and reduced the economic benefit of borrowing funds throughout the period, causing us to reduce borrowings and, in turn, our earning assets. During the nine-month period ended September 30,

Index

2006 our total borrowings averaged $68.514 million. This compares to average borrowings of $83.936 million during the nine-month period ended September 30, 2005, a $15.422 million or 18.4% decrease between the periods. The decrease in average borrowings, offset by an increase in borrowing rates, resulted in a net decrease in interest expense on borrowings of $271 thousand between the periods.

Rate and Volume Analysis: The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income for the nine-month period ended September 30, 2006 was $18.751 million. This compares to $19.107 million for the nine-month period ended September 30, 2005, a $356 thousand or 1.9% decrease between comparable periods. Although the net decrease in interest income between comparable periods was not drastic, several components of interest income and interest expense changed significantly between the periods due to both rate and volume factors.

Interest income increased $2.140 million between the periods due principally to an increase in the rate on earning assets. As interest rates rose between the periods our yield on Federal funds sold, securities, and loans all increased. On a combined basis, the rate improvement on these three categories of earning assets contributed an additional $2.394 million of interest income between comparable periods. This was offset by a $75 thousand decrease in interest income on interest bearing deposits due to a change in rate between the periods. Between September 30, 2005 and September 30, 2006, $6.499 million of long term high-yield certificates of deposit matured, which decreased the average rate earned on interest bearing deposits. The $2.319 million net improvement in interest income on earning assets due to a change in rate between the periods was offset, in part, by a $179 thousand reduction in interest income due to a decrease in the average volume of earning assets. During the nine-month period ended September 30, 2005, our average earning assets were $715.341 million, which compares to $706.220 million during the nine-month period ended September 30, 2006. The average volume of Federal funds sold, interest bearing deposits and securities decreased between the comparable periods, while the average volume of loans increased slightly. The decrease in the average volume of Federal funds sold, interest bearing deposits, and securities reduced interest income by $384 thousand between comparable periods. This was offset, in part, by a $205 thousand increase in interest income between comparable periods due to an increase in the average volume of loans outstanding.

The $2.140 million increase in interest income between comparable periods was offset by a $2.496 million increase in the cost of interest bearing liabilities, $2.142 million due to the increase in rate and $354 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time and other deposits accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time and other deposit accounts and interest expense on money market accounts increased $1.985 million and $910 thousand, respectively, over the comparable periods. Between the comparable periods, we raised the interest rates paid on our certificates of deposit to remain competitive within our market. This drove up the cost of time and other deposit accounts resulting in a $1.422 million increase in interest expense due to changes in rate. The remaining increase in interest expense on time and other deposit accounts between the periods totaling $563 thousand was due to an increase in volume as depositors transferred their monies from low-rate interest bearing deposit or demand deposit accounts to higher-yield certificates of deposit. Money market accounts experienced similar results. As interest rates increased between the periods, we raised the interest rates paid on our money market deposits, which increased interest expense $449 thousand on a comparable period basis. The higher interest rates attracted additional deposits, which resulted in an increase in interest expense due to a change in volume of $461 thousand. The average cost of our money market deposit accounts increased from 2.38% for the nine-month period ended September 30, 2005 to 3.59% for the nine-month period ended September 30, 2006, while the average volume of money market deposit accounts increased from $39.245 million to $59.891 million over the same periods.

As short-term interest rates increased rapidly between the periods we only modestly increased the interest rate on our NOW account deposits. This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a higher-rate deposit account. This decreased the average volume of NOW accounts between the periods from $116.632 million in the nine-month period ended September 30, 2005 to $92.223 million in the nine-month period ended September 30, 2006. The decrease in the average volume of NOW account deposits reduced interest expense by $193 thousand between comparable periods. This improvement was offset, however, by a $128 thousand increase in interest expense on NOW account deposits due to a

Index

16 basis point increase in the average rate paid between the periods.

In spite of rising interest rates between periods, we modestly reduced the average rate paid on our savings accounts from 0.65% for the nine-month period ended September 30, 2005 to 0.63% for the nine-month period ended September 30, 2006. The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods. The interest expense recorded on savings accounts decreased $63 thousand between the periods, $48 thousand due to a decrease in average volume and $15 thousand due to a decrease in rate.

The interest expense on borrowings decreased $271 thousand between comparable nine-month periods due principally to the repayment of borrowed funds. Between the comparable periods, the average volume of borrowings decreased by $15.422 million resulting in a $429 thousand decrease in interest expense due to changes in volume. This was offset, in part, by a $158 thousand increase in interest expense on borrowings between comparable periods due to higher interest rates.

Provision for Loan Losses. We recorded a provision for loan losses of $1.260 million for the nine-month period ended September 30, 2006, as compared to $780 thousand for the nine-month period ended September 30, 2005, a $480 thousand increase. The increase in the provision for loan losses between comparable periods was principally due to a significant increase in potential problem loans. During the first quarter of 2006, we downgraded some of our large commercial credits, which increased the level of potential problem loans from $7.897 million or 2.0% of loans outstanding at December 31, 2005 to $15.264 million or 3.8% of loans outstanding at March 31, 2006. At September 30, 2006 this level remained high at $14.358 million or 3.6% of loans outstanding. By comparison the level of potential problem loans at September 30, 2005 was $8.052 million or 2.0% of loans outstanding. Additional increases in the provision for loan losses were mitigated by a decrease in non-performing loans between December 31, 2005 and September 30, 2006 and a modest level of delinquency. Non-performing loans decreased from $4.918 million or 1.22% of loans outstanding at December 31, 2005 to $2.118 million or 0.52% of loans outstanding at September 30, 2006. Loans 30 to 89 days delinquent totaled $1.922 million or 0.48% of loans outstanding at September 30, 2006. This compares to $2.062 million or 0.51% of loans outstanding at December 31, 2005.

Although net charge-offs increased substantially on a comparable period basis, $1.376 million for the nine months ended September 30, 2006 versus $433 thousand for the nine months ended September 30, 2005, the amount recorded in the provision for loan losses was not materially increased for this factor since the increase in net charge-offs was primarily due to a $981 thousand charge-off of one borrower’s loans with us, for which an allowance for loan losses had been previously allocated.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commissions income, investment security gains / (losses), income on bank-owned life insurance, other service fees, and other income. Non-interest income increased slightly from $4.337 million in the nine-month period ended September 30, 2005 to $4.376 million in the nine-month period ended September 30, 2006, a $39 thousand or 0.9% increase. The net increase in non-interest income on a comparable period basis was due to net increases in service charges on deposit accounts, commission income, bank-owned life insurance income and other income, offset, in part, by a decrease in net investment security gains and other services fees. Trust fees were unchanged between comparable nine-month periods totaling $1.095 million in both periods.

During the nine-month period ended September 30, 2006, we recorded $1.227 million of service charges on deposit accounts. This compares to $1.196 million during the nine-month period ended September 30, 2005, a $31 thousand or 2.6% increase. During the third quarter of 2005 we reduced or eliminated select demand deposit and NOW account service charges to retain and attract new transaction accounts. The decrease in service fees on these accounts between comparable periods was offset by a $46 thousand increase in ATM fees between the comparable periods.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang - Wilber LLC. During the first three quarters of 2006, we recorded $415 thousand of commission income. This compares to $402 thousand during the first three quarters of 2005, a $13 thousand or 3.2% increase.

During the nine-month period ended September 30, 2006, we recognized investment securities gains of $385 thousand. This compares to $463 thousand during the nine-month period ended September 30, 2005, a $78 thousand or 16.8% decrease between the periods. The decrease in investment securities

Index

gains between the periods was due to two factors: a $98 thousand decrease in gains on the sale and maturity of available-for-sale investment securities, offset by a $20 thousand increase in gains on trading securities. During the nine-month period ended September 30, 2005, we received proceeds from the sale and maturity of available-for-sale investment securities totaling $61.199 million. This generated net investment securities gains of $369 thousand. By comparison, during the nine-month period ended September 30, 2006, we received proceeds from the sale and maturity of available-for-sale investment securities totaling $29.242 million, which generated net investment securities gains of $271 thousand. In the nine month period ended September 30, 2006 we recorded a net gain of $114 thousand on our trading securities portfolio. This compares to a $94 thousand net gain in the nine-month period ended September 30, 2005. Our trading securities portfolio consists of equity and debt securities held for the Company’s executive deferred compensation plan.

Bank-owned life insurance income increased only slightly between comparable periods. Specifically, bank-owned life insurance income increased $13 thousand or 3.1%, from $413 thousand in the nine-month period ended September 30, 2005 to $426 thousand in the nine-month period ended September 30, 2006.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, and other miscellaneous service charges commissions and fees. Other service fees decreased $89 thousand or 25.1% between the nine-month period ended September 30, 2005 and the nine-month period ended September 30, 2006. The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions. We originate residential mortgage loans as an agent for a super-regional bank located in the Southeastern United States. As the regional housing market slowed throughout the first three quarters of 2006, our mortgage originations declined. As a result, during the nine-month period ended September 30, 2005, we recorded $167 thousand of residential mortgage commissions, as compared to $99 thousand in nine-month period ended September 30, 2006, a $68 thousand or 40.7% decrease.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of bank real estate, and distributions from two insurance trusts, in which the Bank participates. Other income increased from $413 thousand in the nine-month period ended September 30, 2005 to $562 thousand in the nine-month period ended September 30, 2006, a $149 thousand or 36.1% increase. The increase between the periods was due to several factors. In the second quarter of 2006, we recorded $67 thousand of other income due to the unanticipated recovery on a defaulted investment security. Between comparable periods we recorded a $69 thousand increase in investment services income due to increased investment sales. And finally, during the third quarter of 2006, we sold a small parcel of land and house adjacent to one of our branch offices generating a $38 thousand gain on the sale. These increases were offset, in part, by certain components of other income, including a $30 thousand decrease in rental income.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expense. Total non-interest expense increased $1.111 million or 7.8% on a comparable period basis, from $14.303 million in the nine-month period ended September 30, 2005 to $15.414 million in the nine-month period ended September 30, 2006. Between comparable periods, all categories on non-interest expense increased.

Salaries expense increased $140 thousand or 2.0% between the comparable periods, from $7.032 million during the nine-month period ended September 30, 2005 to $7.172 million during the nine-month period ended September 30, 2006. The increase between periods was due to both increases and decreases in various components of salaries expense. In particular, base salaries and overtime increased $295 thousand or 4.6% between the periods, from $6.435 million for the nine months ended September 30, 2005 to $6.730 million for the nine months ended September 30, 2006, due to an increase in staff and general increases in base salary amounts. Conversely, due to decreased loan originations and operating performance, we recorded a $118 thousand decrease in commission and incentive pay between comparable periods. And finally, the salaries expense related to the Company’s executive deferred compensation plan decreased $37 thousand between the periods, from $131 thousand in the nine months ended September 30, 2005 to $94 thousand in the nine months ended September 30, 2006.

Employee benefits cost totaled $2.024 million for the nine-month period ended September 30, 2006. This compares to $1.973 million for the nine-month period ended September 30, 2005. The net increase in

Index

employee benefits expense between comparable periods totaling $51 thousand or 2.6% was due to several factors. In the first quarter of 2006, we froze our defined benefit pension plan and began making employer contributions to our 401k retirement plan. Due principally to the curtailment charge on the frozen defined benefit plan, we recorded a net increase in retirement benefits expense (defined benefit pension expense and 401k retirement expense) of $117 thousand between comparable periods. Retirement benefits expense increased from $430 thousand in the nine-month period ended September 30, 2005 to $547 thousand in the nine-month period ended September 30, 2006. F.I.C.A expense, group disability insurance, workers compensation and employee education expense each increased between comparable periods, combining for an additional $65 thousand of benefits expense. The increase in these costs was, in part, offset by a $95 thousand decrease in other benefits due to a reduction in the amount recorded to fund the Company’s supplemental executive retirement plan for two retired executives. In addition, our group health insurance expense decreased $39 thousand between comparable periods due to favorable claims experience.

Occupancy expense increased $194 thousand or 15.5% between comparable nine-month periods. Occupancy expense totaled $1.443 million for the nine-month period ended September 30, 2006, as compared to $1.249 million for the nine-month period ended September 30, 2005. In June 2006, our immediate market area was affected by a regional flood. This flood was the primary reason occupancy expense increased between comparable periods. In particular, this flood caused us to temporarily close our Walton and Sidney, New York branch offices; while a third office, our main office, was modestly damaged due to water intrusion. We incurred significant costs in the third quarter of 2006 to clean-up each of these offices. In addition, we entered into two lease agreements with a third party, to rent “bank-in-a-box” temporary banking facilities in the Walton and Sidney markets.

Computer service fees increased substantially between the nine-month period ended September 30, 2005 and the nine-month period ended September 30, 2006. The increase, totaling $151 thousand or 31.9%, can be primarily attributed to a core computer system conversion completed during the third quarter of 2005. We converted our proprietary core computer operating system to a system more widely used throughout the banking industry. To operate the new system we entered into various software licensing agreements and maintenance contracts with several hardware and software computer system vendors, resulting in an increase in computer service fees. Computer service fees were $625 thousand in the nine-month period ended September 30, 2006, as compared to $474 thousand in the nine-month period ended September 30, 2005. Furniture and equipment expense also increased $29 thousand or 5.3% between comparable periods. The increase was primarily due to an increase in expenditures on computer equipment related to the conversion.

Professional fees increased $163 thousand or 31.9% between comparable periods, from $511 thousand for the nine months ended September 30, 2005 to $674 thousand for the nine months ended September 30, 2006. The increase in professional fees was due to a couple of significant factors. In April 2006 we announced a self-tender offer for the Company’s common stock. To complete the offer we recorded $82 thousand of legal and other professional fees. In addition, in 2006 we engaged a regional accounting firm to perform our internal audit function. This increased professional fees $112 thousand over comparable periods. These increases were reduced by a $31 thousand net decrease in other components of legal and professional fees.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, loss on disposal / impairment of fixed assets and several other miscellaneous expenses. During the nine-month period ended September 30, 2006, other miscellaneous expenses increased $372 thousand or 17.3%, from $2.147 million in the nine months ended September 30, 2005 to $2.519 million in the nine months ended September 30, 2006. The following table itemizes the individual components of other miscellaneous expenses that increased or (decreased) by more than $10 thousand between comparable periods.

Index

Table of Other Miscellaneous Expenses:

	For the Nine Months Ended September 30,
Description of Other Miscellaneous Expense	2006	2005	Increase / (Decrease)
dollars in thousands
Directors fees	$203	$134	$69
Collection and non-filing expense	149	96	53
Correspondent bank services	98	117	(19)
Customer Relations	40	55	(15)
Accounts receivable financing program services	88	78	10
Dues and memberships	41	28	13
Postage and shipping	181	213	(32)
Deferred reserves for unfunded loan commitments	(22)	3	(25)
Travel and entertainment	150	168	(18)
Check printing	(19)	38	(57)
Software amortization	174	125	49
Other losses	7	25	(18)
Minority interest for Mang - Wilber LLC insurance agency subsidiary	69	86	(17)
Loss on Disposal / Impairment of Fixed Assets	337	16	321
All other miscellaneous expense items, net	1,023	965	58
Total Other Miscellaneous Expense	$2,519	$2,147	$372

In the second quarter of 2006 our market area experienced significant flooding due to torrential rains. Due to flood waters, two of our branch buildings, our main office facility, and a former insurance sales office (which we still owned) were damaged. In addition. all of the equipment in the two branch offices and the former insurance sales office were destroyed. As a result we recorded a $328 thousand loss on the impairment of the buildings and disposal of the equipment in the nine-month period ended September 30, 2006.

Income Taxes. Income tax expense decreased from $2.210 million during the nine-month period ended September 30, 2005, to $1.502 million during the nine-month period ended September 30, 2006. The decrease in income tax expense was primarily due to a decreased amount of pre-tax income. Our effective tax rate decreased between periods, from 26.4% in the nine-month period ended September 30, 2005, to 23.3% in the nine-month period ended September 30, 2006 due to a greater percentage of our pre-tax income being generated from tax-exempt securities and bank-owned life insurance.

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

In addition to the daily funds management process, we also monitor selected liquidity ratios monthly and

Index

complete a liquidity assessment every 90 days to estimate current and future sources and uses of liquidity. The 90-day sources and uses assessment is reviewed by our Asset and Liability Committee (“ALCO”). The ALCO, based on this assessment and other data, determines our future funding or investment needs and strategies. The results of the 90-day sources and uses assessment are reported to the Board of Directors of the Bank quarterly. We were in compliance with all of our internal liquidity policy limits at December 31, 2005, and September 30, 2006. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

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
• Correspondent Lines of Credit
• Fed. Reserve Discount Window Borrowings
• Sale of Loans
• Proceeds from Issuance of Equity Securities
• Branch Acquisition • Cash Surrender Value of Bank-Owned Life Insurance

Table of Liquidity Measures:

The following table summarizes several of our key liquidity measures for the periods stated:

Liquidity Measure Dollars in Thousands	September 30, 2006	December 31, 2005
Cash and Cash Equivalents	$32,213	$18,417
Available for Sale Investment Securities at Estimated Fair Value less Securities pledged for State and Municipal Deposits and Borrowings	$60,419	$64,622
Total Loan to Total Asset Ratio	53.3%	53.6%
FHLBNY Remaining Borrowing Capacity	$17,964	$19,413
Available Unsecured Correspondent Bank Lines of Credit	$15,000	$10,000

Between December 31, 2005, and September 30, 2006, our overall liquidity position improved modestly. An increase in the level of cash and cash equivalents was offset by decreases in the level of unencumbered available-for-sale investment securities and our remaining FHLBNY borrowing capacity. Although our overall liquidity position improved modestly between December 31, 2005 and September 30, 2006, we experienced an increase in the volatility of our deposit funding. During the first-half of 2006, short-term interest rates increased. This caused our depositors, particularly our large depositors, to “shop” their deposits more intensively. To absorb the increased volatility in the deposit base, we increased our Federal funds sold position during the third quarter of 2006. At September 30, 2006, our Federal funds sold position was $18.500 million. This compares to $2.900 million at December 31, 2005.

The substantial majority of our unencumbered available-for-sale investment securities are highly liquid and could be sold immediately or pledged for borrowing purposes to meet our anticipated or unanticipated loan and other funding requirements. In addition, the anticipated principal repayments on existing loans and investment securities, as well as the anticipated deposit retention levels, continue to

Index

provide us with an adequate amount of liquidity. In addition to the above table of liquidity measures, we anticipate receiving principal payments on our available-for-sale and held-to-maturity investment securities portfolio totaling approximately $61.116 million over the next twelve-month period. These proceeds can be used to fund net loan growth or support a decrease in deposit levels in future periods.

Our commitments to extend credit and stand-by letters of credit increased $3.341 million between December 31, 2005, and September 30, 2006. At September 30, 2006, commitments to extend credit and stand-by letters of credit were $89.004 million, as compared to $85.663 million at December 31, 2005. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially impact our liquidity prospectively.

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

At September 30, 2006, shareholders’ equity was $63.025 million. This represents a $4.692 million or 6.9% decrease in total shareholders’ equity of $67.717 million at December 31, 2005. The significant decrease in shareholders’ equity was primarily due to the execution of a self-tender offer for our common stock, and the resultant increase in treasury stock; offset, in part, by a $1.827 million increase in retained earnings. Our treasury stock balance increased $6.568 million between the periods, from $21.138 million at December 31, 2005 to $27.706 million at September 30, 2006. Most of the increase was to due to the repurchase of shares of our common stock pursuant to the self-tender offer. Between December 31, 2005 and September 30, 2006 accumulated other comprehensive loss only changed slightly. Shareholders’ equity as a percentage of total assets was 9.0% at December 31, 2005 versus 8.3% at September 30, 2006.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by Federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and the minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of shareholders' equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes Tier 1 capital plus the Company’s allowance for loan losses. Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company and the Bank exceeded all capital adequacy and well capitalized guidelines at September 30, 2006, and December 31, 2005. The Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at September 30, 2006, were 12.13% and 13.38%, respectively.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of September 30, 2006, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was $2.887 million. The ability of the Company and the Bank to pay dividends in the future is, and will continue to be, influenced by regulatory policies, capital guidelines and applicable laws.

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

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, we assume it will take 6 months for a 3.00% shift to take place. This is also known as a “ramped” interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning October 1, 2006, and ending September 30, 2007, under ramped shock scenarios.

Index

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	11.25%	$25,281	$73	0.29%	0.11%
2.00%	10.25%	24,992	(217)	-0.86%	-0.34%
1.00%	9.25%	25,092	(117)	-0.46%	-0.19%
No change	8.25%	25,209	-	-	-
-1.00%	7.25%	24,930	(279)	-1.11%	-0.44%
-2.00%	6.25%	23,967	(1,242)	-4.93%	-1.97%
-3.00%	5.25%	23,048	(2,161)	-8.57%	-3.43%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decrease $217 thousand or 0.34% of total shareholders’ equity in a +2.00% ramped interest rate shock and decline by $1.242 million or 1.97% of total shareholders’ equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. We try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. At September 30, 2006, approximately 24% of our total assets were invested in adjustable rate loans and investments.

At September 30, 2006, the Treasury yield curve was very “flat.” This flat interest rate environment inhibits our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments. This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income. If this flat interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively.

ITEM 4: Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the

Index

SEC’s rules and forms.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

From time to time, the Company becomes subject to various legal claims which arise in the normal course of business. At September 30, 2006, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business. The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A: Risk Factors

During the third quarter of 2006 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 15, 2006.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B. Not applicable

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005 we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program. At June 30, 2006 management’s remaining share repurchase authority was $1.308 million. During August 2006, we purchased an additional 20,000 shares at $10.11 per share (including $0.06 per share brokerage commission), which reduced management’s repurchase authority to $889 thousand under the stock repurchase program.

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

The following table summarizes the shares repurchased by the Company during the three-month period ended September 30, 2006:

Index

Share Repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost	Remaining Share Repurchase Authority
Stock Repurchase Program:
July 1 - July 31, 2006	0	$0.00	$0	$1,091,196
August 1 - August 31, 2006 (1)	20,000	10.11	202,200	888,996
September 1 - September 30, 2006	0	$0.00	$0	888.996
Totals	20,000	10.11	202,200

(1) These shares were purchased under the Company's stock repurchase plan announced on July 26, 2005. The total cost includes a $0.06 per share brokerage commissions paid by the Company.

During the three-month period ended September 30, 2006, the rights of holders of our registered securities were not modified; nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3:  Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended September 30, 2006.

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

See Exhibit Index to this Form 10-Q

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Dated:	11/07/2006

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Dated:	11/07/2006

Joseph E. Sutaris
Secretary, Treasurer and Chief Financial Officer

Index

EXHIBIT INDEX

No.	Document

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

Index