Form 10-K
period 2006-12-31
Wilber CORP
filed 2007-03-13
CIK 709942

THE WILBER CORPORATION ANNUAL REPORT ON SECURITIES AND EXCHANGE COMMISSION FORM 10-K for the Year-Ended December 31, 2006

The Annual Report on Form 10-K that follows is not part of the proxy solicitation material.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006 Commission file number: 001-31896
The Wilber Corporation (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization)	15-6018501 (I.R.S. Employer Identification No.)
245 Main Street, P.O. Box 430, Oneonta, NY (Address of principal executive offices)	13820 (Zip Code)

607-432-1700
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to 12(b) of the Act:

Title of each class Common Stock, $0.01 par value per share	Name of each exchange on which registered American Stock Exchange
Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [  ] No [ X ]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “Large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

1-K

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63.4 million, based upon the closing price as reported on the American Stock Exchange (“Amex®”). Although Directors and Executive Officers of the registrant were assumed to be “affiliates” for the purposes of this calculation, the classification is not to be interpreted as an admission of such status. There were no classes of non-voting common stock authorized on June 30, 2006.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Common Stock, $0.01 par value per share)	Outstanding at March 12, 2007 10,569,182 shares

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 27, 2007 are incorporated by reference.

2-K

This page intentionally left blank

3-K

THE WILBER CORPORATION
FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS
PART I

ITEM 1:	BUSINESS

A.	General
B.	Market Area
C.	Lending Activities
a.	Loan Products and Services
b.	Loan Approval Procedures and Authority
c.	Credit Quality Practices
D.	Investment Securities Activities
E.	Sources of Funds
F.	Electronic and Payment Services
G.	Trust and Investment Services
H.	Insurance Services
I.	Supervision and Regulation
a.	The Company
b.	The Bank
c.	Subsidiaries
J.	Competition
K.	Legislative and Regulatory Developments

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A.	Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities
B.	Use of Proceeds from Registered Securities
C.	Purchases of Equity Securities by Issuer and Affiliated Purchasers
a.	Comparison of Financial Condition at December 31, 2006 and December 31, 2005
D.	Results of Operations
a.	Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

ITEM 6:	SELECTED FINANCIAL DATA

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.	General
B.	Performance Overview
C.	Financial Condition
a.	Comparison of Financial Condition at December 31, 2006 and December 31, 2005
D.	Results of Operations
a.	Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

4-K

Index

b.	Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004
E.	Liquidity
F.	Capital Resources and Dividends

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.	Directors of the Registrant
B.	Executive Officers of the Registrant Who Are Not Directors
C.	Compliance With Section 16(a)
D.	Code of Ethics
E.	Corporate Governance

ITEM 11:	EXECUTIVE COMPENSATION

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
A.	Related Transactions
B.	Director Independence
ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

5-K

Index

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, tax rates and regulations of federal, state and local tax authorities, changes in consumer preferences, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services and fees.

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

6-K

Index

PART I

ITEM 1: BUSINESS

A. General

The Wilber Corporation (the “Company”), a New York corporation, was originally incorporated in 1928. The Company held and disposed of various real estate assets until 1974. In 1974, the Company and its real estate assets were sold to Wilber National Bank (the “Bank”), a national bank established in 1874. The Company’s real estate assets were used to expand the banking house of Wilber National Bank. The Company was an inactive subsidiary of the Bank until 1982. In 1983, under a plan of reorganization, the Company was re-capitalized, acquired 100% of the voting stock of the Bank, and registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHCA”).

The business of the Company consists primarily of the ownership, supervision, and control of the Bank. The Bank is chartered by the Office of the Comptroller of the Currency (“the OCC”), and its deposits are insured up to the applicable limits of the Federal Deposit Insurance Corporation (“the FDIC”). The Company, through the Bank and the Bank’s subsidiaries (collectively “we” or “our”), offers a full range of commercial and consumer financial products, including business, municipal, mortgage and consumer loans, deposits, trust and investment services, and insurance. We serve our customers through twenty one (21) full service branch banking offices located in Otsego, Delaware, Schoharie, Chenango, Ulster, and Broome counties, New York, an ATM network, and electronic / Internet banking services. In addition, we operate an insurance sales office located in Walton, New York (Delaware County), and a representative loan production banking office in Syracuse, New York (Onondaga County). The Bank’s main office is located at 245 Main Street, Oneonta, New York, 13820 (Otsego County). We employed 255 full-time equivalent employees at December 31, 2006. Our website address is www.wilberbank.com.

The Bank’s subsidiaries include Wilber REIT, Inc., Western Catskill Realty, LLC, and Mang-Wilber, LLC. Wilber REIT, Inc. is wholly - owned by the Bank and primarily holds mortgage related assets. Western Catskill Realty, LLC is a wholly - owned real estate holding company, which primarily holds foreclosed real estate. Mang-Wilber, LLC is the Bank’s insurance agency subsidiary, which is operated under a joint venture arrangement with a regional insurance agency. At December 31, 2006, the Bank owned a 62.3% membership interest in Mang-Wilber, LLC.

Our principal business is to act as a financial intermediary in the communities we serve by obtaining funds through customer deposits and institutional borrowings, lending the proceeds of those funds to our customers, and investing excess funds in debt securities and short-term liquid investments. Our funding base consists of deposits derived principally from the central New York communities which we serve. To a lesser extent, we borrow funds from institutional sources, principally the Federal Home Loan Bank of New York (“FHLBNY”). We target our lending activities to consumers and municipalities in the immediate geographic areas and to small and mid-sized businesses in the immediate geographic areas and broader statewide region. Our investment activities primarily consist of purchases of U.S. Treasury, U.S. Government Agency (“GinnieMae”), U.S. Government Sponsored Entities (“FannieMae” and “FreddieMac”), municipal, mortgage-backed and high quality corporate debt instruments. Through our Trust and Investment Division, we provide personal trust, agency, estate administration and retirement planning services for individuals, as well as custodial and investment management services to institutions. We also offer stocks, bonds and mutual funds through a third party broker-dealer firm. Through our subsidiary, Mang-Wilber LLC, we offer a full line of life, health and property, and casualty insurance products.

B. Market Area

We primarily operate in the small town and rural markets to the north and west of the Catskill Mountains in central New York. The regional economy is driven by small not-for-profit organizations; farming; hospitals; small, independently owned retailers, restaurants and motels; light manufacturing; several small colleges; and tourism. The National Baseball Hall of Fame (Cooperstown, New York), the National Soccer Hall of Fame (Oneonta, New York), several youth sport camps, and outdoor recreation such as camping, hunting, fishing, and skiing bring seasonal activity to several communities within our market area. The Bank’s main office in Oneonta, New York, is approximately 70 miles southwest of Albany, New York, the state’s capital, and 180 miles northwest of New York City.

Our primary market area consists of four rural counties in central New York, namely Otsego, Delaware, Schoharie and Chenango Counties. We have 18 of our 21 branch offices located in our primary market area. The estimated population of our four county primary market area is 194,000. Between 2000 and 2005, the area population increased by less than 1%. This compares to a national average of 1.5% during the same time period. Approximately 15.9% of the individuals that reside in our four county primary market area are over the age of 65, as compared to a national average of 12.4%. In 2003 (the latest available statistics) the median household income for the four-county region was approximately $34

7-K

Index

thousand. This was approximately 79% of the United States national average and 78% of the New York State average. The local unemployment rate approximates the national average. Our management believes the demographic profile of the primary market area in which we operate has not materially changed through 2006.

In addition to the 18 branches located in our primary market area, we also operate 2 full-service branch offices in Ulster County, New York, a full-service branch in Johnson City, New York (Broome County) and a representative loan production office in Syracuse, New York (Onondaga County). The Johnson City branch office, the Syracuse representative office, and our branch office located in Kingston, New York (Ulster County) operate in markets that are more densely populated than our primary market. Our second office located in Ulster County, New York, namely our Boiceville Branch, is located in a rural market, which is demographically similar to our primary market.

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

Over the last several decades we have implemented lending strategies and policies that are designed to provide flexibility to meet customer needs, while minimizing losses associated with borrowers’ inability or unwillingness to repay loans. The loan portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees. We do not commonly grant unsecured loans to our customers. Annually, we utilize the services of an outside consultant to conduct reviews of the larger, more complex commercial real estate and commercial loan portfolios to ensure adherence to underwriting standards and loan policy guidelines.

We periodically participate in loan participations with other banks or financial institutions both as an originator and as a participant. A participation loan is generally formed when the aggregate size of a single loan exceeds the originating bank’s regulatory maximum loan size or a self-imposed loan limit. We typically make participation loans for commercial or commercial real estate purposes. Although we do not always maintain direct contact with the borrower, credit underwriting procedures and credit monitoring practices associated with participation loans are identical in all material respects to those practices and procedures followed for loans that we originate, service, and hold for our own account. We typically buy participation loans from other commercial banks operating within New York State with whose management we are familiar. Our total participation loans represent less than 10% of the total loans outstanding and are comprised of approximately 20 borrowers.

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

We originate and retain home equity loans. Our home equity loans are typically granted as adjustable rate lines of credit. The interest rate on the line of credit adjusts twice per year and is tied to the Wall Street Journal Prime loan rate. The loan terms generally include a second lien position on the borrower’s residence and a 10-year interest only repayment period. At the end of a 10-year term, the home equity line of credit is either renewed by the borrower or placed on a scheduled principal and interest payment plan by the Bank.

Commercial Real Estate. We originate commercial real estate loans to finance the purchase of developed real estate. To a lesser extent, we will also provide financing for the construction of commercial real estate. Our commercial real estate

8-K

Index

loans are typically larger than those made for residential real estate. The loans are often secured by properties whose tenants include “Main Street” type small businesses, retailers and motels. We also finance properties for commercial office and owner-occupied manufacturing space. Our commercial real estate loans are usually limited to a maximum repayment period of 20 years. Most of our commercial real estate loans are fully collateralized and further secured by the personal guarantees of the property owners. Construction loans are generally granted as a line of credit whose term does not exceed 12 months. We typically advance funds on construction loans based upon an advance schedule, to which the borrower agrees, and physical inspection of the premises.

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

Lines-of-credit are typically provided to meet the short-term working capital needs of the borrowers for inventory and other seasonal aspects of their business. We also offer a cash management line of credit that is tied to a borrower’s primary demand deposit operating account. Each day, on an automated basis, the borrower’s line of credit is paid down with the excess operating funds available in the primary operating account. Upon complete repayment of the line-of-credit, excess operating funds are invested in investment securities on a short-term basis, usually overnight, through a securities repurchase agreement between the Bank and the customer.

Demand loans and time notes are often granted to borrowers to provide short term or “bridge” financing for special orders, contracts or projects. These loans are often secured with a lien on business assets, liquid collateral, and/or personal guarantees.

On a limited basis we also provide inventory financing or “floor plans” for automobile dealers. Floor plan lines of credit create unique risks that require close oversight by the Bank’s lending personnel. Accordingly, we have developed special procedures for floor plan lines of credit to assure the borrower maintains sufficient inventory collateral at all times.

We offer accounts receivable financing to qualified borrowers through affiliation with a third party vendor specializing in this type of financing. The program allows business customers to borrow funds from the Bank by assigning their accounts receivable to the Bank for billing and collection. The program is supported by limited fraud and credit insurance.

Commercial loans and commercial real estate loans generally involve a higher degree of risk and are more complex than residential mortgages and consumer loans. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. Commercial loan repayment and interest terms are often established to meet the unique needs of the borrower and the characteristics of the business. Typically, payments on commercial real estate are dependent upon leases whose terms are shorter than the borrower’s repayment period. This places significant reliance upon the owner’s successful operation and management of the property. Accordingly, the borrower and we must be aware of the risks that affect the underlying business including, but not limited to, economic conditions, competition, product obsolescence, inventory cycles, seasonality, and the business owner’s experience and expertise.

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

Index

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

b. Loan Approval Procedures and Authority

General. The Bank’s Board of Directors delegates the authority to provide loans to borrowers through the Bank’s loan policy. The policy is modified, reviewed and approved on an annual basis to assure that lending policies and practices meet the needs of borrowers, mitigate perceived credit risk, and reflect current economic conditions. Currently, we use a four (4) tier structure to approve loans.

First, the full Board of Directors of the Bank has authority to approve single loans or loans to any one borrower up to the Bank’s legal lending limit, which was $9.9 million for loans not fully secured by readily marketable collateral and $16.5 million for loans secured by readily marketable collateral at December 31, 2006. The full Board of Directors also approves loans made to members of the Board of Directors, their family members, and their related businesses when the total loans exceed $500,000. If conditions merit, the Board of Directors may authorize exceptions to our loan policy.

Second, the Board of Directors, as required by the Bank’s by-laws, appoints a Loan and Investment Committee. The Loan and Investment Committee must be comprised of at least three (3) outside directors and meets on an as-needed basis, generally bi-weekly. Its lending authority for loans not secured by readily marketable collateral is limited to two-thirds of the Bank’s legal lending limit, which is approximately $6.6 million. The Committee may also approve loans up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral such as stocks and bonds. The Loan and Investment Committee is also responsible for ratifying and affirming all loans made that exceed $25,000, approving collateral releases, authorizing charge-offs in excess of $25,000, and annually reviewing all lines of credit that exceed the lending limit of the Officers’ Loan Committee. The actions of the Loan and Investment Committee are reported to and ratified by the full Board of Directors each month.

Third, the Board of Directors has authorized the creation of the Officers’ Loan Committee. The Officers’ Loan Committee is comprised of four (4) voting members, the Bank’s President and Chief Executive Officer, the Chief Credit Officer, the Senior Loan Officer, and the Vice President - Credit Administration. The Officers’ Loan Committee may approve secured and unsecured loans up to $2.5 million and up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral. The Committee also has the authority to adjust loan rates from time to time as market conditions dictate. Loan charge-offs up to $25,000 and collateral releases within prescribed limits established by the Board of Directors are also approved by the Officers’ Loan Committee. All actions of the Officers’ Loan Committee are reported to the Loan and Investment Committee for ratification.

Fourth, through the loan policy, individual loan officers are provided specific loan limits by category of loan. Each officer’s lending limits are determined based on the individual officer’s experience, past credit decisions, and expertise.

Our goal for the loan approval process is to provide adequate review of loan proposals while at the same time responding quickly to customer requests. We complete a credit review and maintain a credit file for each borrower. The purpose of the file is to provide the history and current status of each borrower’s relationship and credit standing, so that a loan officer can quickly understand the borrower’s status and make a fully informed decision on a new loan request. We require that all business borrowers submit audited, reviewed, or compiled internal financial statements or tax returns no less than annually.

Loans to Directors and Executive Officers. Loans to members of the Board of Directors (and their related interests) are granted under the same terms and conditions as loans made to unaffiliated borrowers. Any fee that is normally charged to other borrowers is also charged to the members of the Board of Directors. Loans to executive officers are limited by banking regulations. There is no regulatory loan limit established for executive officers to purchase, construct, maintain or improve a residence, or to finance the education of a dependent. However, any loans to executive officers which are not for the construction, improvement, or purchase of a residence, not used to finance a dependent’s education, or not secured by readily marketable investment collateral, are limited to a maximum of $100,000. In addition, we require that all loans made to executive officers be reported to the Board of Directors at the next Board of Directors meeting.

10-K

Index

c. Credit Quality Practices

General. One of our key objectives is to maintain strong credit quality of the Bank’s loan portfolio. We strive to accomplish this objective by maintaining a diversified mix of loan types, limiting industry concentrations, and monitoring regional economic conditions. In addition, we use a variety of strategies to protect the quality of individual loans within the loan portfolio during the credit review and approval process. We evaluate both the primary and secondary sources of repayment and complete financial statement review and cash flow analysis for commercial borrowers. We also generally require personal guarantees on small business loans, cross-collateralize loan obligations, complete on-site inspections of the business, and require the company to adhere to financial covenants. Similarly, in the event a modification to an outstanding loan is requested, we reevaluate the loan under the proposed terms prior to making the modification. If we approve the modification, we often secure additional collateral or impose stricter financial covenants. In the event a loan becomes delinquent, we follow collection procedures to assure repayment. If it becomes necessary to repossess or foreclose on collateral, we strive to execute the proceedings in a timely manner and dispose of the repossessed or foreclosed property quickly to minimize the level of non-performing assets, subsequent asset deterioration, and costs associated with monitoring the collateral.

Delinquent Loans and Collection Procedures. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. Our Chief Credit Officer continuously monitors the past due status of the loan portfolio. Individual delinquencies are reported to the Directors’ Loan and Investment Committee at each meeting and the overall delinquency levels to the Board of Directors at least quarterly. Separate collection procedures have been established for residential mortgage, consumer, and commercial and commercial real estate loans.

On residential mortgage loans fifteen (15) days past due, we send the borrower a notice which requests immediate payment. At twenty (20) days past due, the borrower is usually contacted by telephone by an employee of the Bank. The borrower’s response and promise to pay is recorded. At sixty (60) days or more past due, if satisfactory repayment arrangements are not made with the borrower, generally, an attorney letter will be sent and foreclosure procedures will begin.

On consumer loans ten (10) days past due, we send the borrower a notice which requests immediate payment. If the loan remains past due, an employee of the Bank’s Collection Department or the approving Loan Officer will usually contact the borrower before day thirty (30) of past due status. Loans sixty to ninety (60 - 90) days past due are generally subject to repossession of collateral.

We send past due notices to borrowers with commercial term loans, demand notes, and time notes (including commercial real estate) when the loan reaches ten (10) days past due. Between day fifteen and day thirty (15 - 30), borrowers are contacted by telephone by an employee of the Bank’s Collection Department or by the approving Loan Officer to attempt to return the account to current status. After thirty (30) days past due, the loan officer and senior loan officer decide whether to pursue further action against the borrower.

Loan Portfolio Monitoring Practices. Our loan policy requires that the Chief Credit Officer continually monitor the status of the loan portfolio, by regularly reviewing and analyzing reports, which include information on delinquent loans, criticized loans and foreclosed real estate. We risk rate our loan portfolios and individual loans based on their perceived risks and historical losses. For commercial borrowers whose aggregate loans exceed $50,000, we assign an individual risk rating annually. We arrive at a risk rating based on current payment performance and payment history, the current financial strength of the borrower, and the value of the collateral and personal guarantee. Loans classified as “substandard” typically exhibit some or all of the following characteristics:

• the borrower lacks current financial information,
• the business of the borrower is poorly managed,
• the borrower’s business becomes highly-leveraged or appears to be insolvent,
• the borrower exhibits inadequate cash flow to support the debt service,
• the loan is chronically delinquent, or
• the industry in which the business operates has become unstable or volatile.

Loans we classify as “special mention” are loans that are generally performing, but the borrower’s financial strength appears to be deteriorating. Loans we categorize as a “pass” are generally performing per contractual terms and exhibit none of the characteristics of special mention or substandard loans.

11-K

Index

Allowance for Loan Loss. The allowance for loan losses is an amount which in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. We continually monitor the allowance for loan losses to determine its reasonableness. At each quarter end our Chief Credit Officer prepares a formal assessment of the allowance for loan losses and submits it to the full Board of Directors to determine the adequacy of the allowance. The allowance is determined based upon numerous considerations. For the consumer, residential mortgage, and small commercial loans, we consider local economic conditions, the growth and composition of the loan portfolio, the trend in delinquencies, and the trend in loan charge-offs and non-performing loans. Based on these factors, we estimate the probable or “embedded” losses in the loan portfolio. On large commercial loans, we take into consideration the specific characteristics of the loan including the borrower’s payment history, business conditions in the borrower’s industry, the collateral and guarantees securing the loan, and our historical experience with similarly structured loans. We then assign an estimated loss percentage based on these characteristics. The adequacy of our allowance for loan losses is also reviewed by the OCC on a periodic basis. Its comments and recommendations are factored into the determination of the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses, which is recorded as an expense on our income statement. Loan charge-offs are recorded as a reduction in the allowance for loan losses. Loan recoveries are recorded as an increase in the allowance for loan losses.

Non-Performing Loans. There are three categories of non-performing loans, (i) those 90 or more days delinquent and still accruing interest, (ii) non-accrual loans, and (iii) troubled debt restructured loans (“TDR”). We place individual loans on non-accrual status when timely collection of contractual principal and interest payments is doubtful. This generally occurs when a loan becomes ninety (90) days delinquent. When deemed prudent, however, we may place loans on non-accrual status before they become 90 days delinquent. Upon being placed on non-accrual status, we reverse all interest accrued in the current year against interest income. Interest accrued and not collected from a prior year is charged-off through the allowance for loan losses. If ultimate repayment of a non-accrual loan is expected, any payments received may be applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on the non-accrual loan is applied to principal until ultimate repayment becomes expected.

A loan is considered to be a TDR when we grant a special concession to the borrower because the borrower’s financial condition has deteriorated to the point where servicing the original loan under the original terms becomes difficult or challenges the financial viability of the business. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other similar modifications to the original terms. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from TDR status in the calendar year after the year in which the restructuring took place.

Our goal is to minimize the number of non-performing loans because of their negative impact on the Company’s earnings.

Foreclosure and Repossession. At times it becomes necessary to foreclose or repossess property that a delinquent borrower pledged as collateral on a loan. Upon concluding foreclosure or repossession procedures, we take title to the collateral and attempt to dispose of it in the most efficient manner possible. Real estate properties formerly pledged as collateral on loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure are called Other Real Estate Owned (hereinafter referred to as “OREO”). OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Write-downs from the unpaid loan balance to fair value are charged to the allowance for loan losses.

Loan Charge-Offs. We charge off loans or portions of loans that we deem non-collectible and can no longer justify carrying as an asset on the Bank’s balance sheet. We determine if a loan should be charged-off by analyzing all possible sources of repayment. Once the responsible loan officer or designated Collections Department personnel determines the loan is not collectible, he/she completes a “Recommendation for Charge-off” form, which is subsequently reviewed and approved by the Bank’s Loan and Investment Committee (or by the Officers’ Loan Committee for charge-offs less than $25,000).

D. Investment Securities Activities

General. The Bank’s Board of Directors has final authority and responsibility for all aspects of the Bank’s investment activities. It exercises this authority by setting the Bank’s Investment Policy each year and appointing the Loan and Investment Committee to monitor adherence to the policy. The Board of Directors delegates its powers by appointing designated investment officers to purchase and sell investment securities for the account of the Bank. The Chief Executive Officer and the Senior Vice President of Bank Investments have the authority to make investment purchases within the limits set by the Board of Directors. All investment securities transactions are reviewed monthly by the Loan and Investment Committee and the Board of Directors.

12-K

Index

The Bank’s investment securities portfolio is primarily comprised of high-grade fixed income debt instruments. Investment purchases are generally made when we have funds that exceed the present demand for loans. Our primary investment objectives are to:

(i)    minimize risk through strong credit quality;
(ii)   provide liquidity to fund loans and meet deposit run-off;
(iii)  diversify the Bank’s assets;
(iv)  generate a favorable investment return;
(v)   meet the pledging requirements of State, County and Municipal depositors;
(vi)  manage the risk associated with changing interest rates; and
(vii) match the maturities of securities with deposit and borrowing maturities.

Our current investment policy generally limits securities investments to U.S. Government, U.S. agency and U.S. sponsored entity securities, corporate debt, municipal bonds, pass-through mortgage backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, and collateralized mortgage obligations issued by these same agencies.

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

On a daily basis we buy and sell overnight federal funds to and from our correspondent banks. Federal funds are unsecured general obligations of the purchasing bank, and therefore, subject to credit risk. To mitigate this risk, we monitor the financial strength of our correspondent banks on a continuous basis. Financial strength rating reports of each correspondent bank are formally reviewed by the Bank’s management on a quarterly basis.

From time to time we purchase and hold certificates of deposit with banks domiciled in the United States. These obligations are all insured by the FDIC.

On a limited basis, we also invest in permissible types of equity securities.

E. Sources of Funds

General. The Bank’s lending and investment activities are highly dependent upon the Bank’s ability to obtain funds. Our primary source of funds is customer deposits. To a lesser extent we have borrowed funds from the FHLBNY and entered into repurchase agreements to fund our loan and investment activities.

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

We also utilize repurchase and resale agreements to fund our loan and investment activities. Repurchase / resale agreements are contracts for sale of securities owned or borrowed by us, with an agreement with the counter party to repurchase those securities at an agreed upon price and date. In addition, when necessary, we borrow overnight federal funds from other banks or borrow monies from the Federal Reserve Bank’s discount window.

13-K

Index

Deposit account structures, fees and interest rates, as well as funding strategies, are determined by the Bank’s Asset and Liability Committee (“ALCO”). The ALCO is comprised of the Bank’s senior managers and meets on a bi-weekly basis. The ALCO reviews general economic conditions, the Bank’s need for funds, and local competitive conditions prior to establishing funding strategies and interest rates to be paid. The actions of the ALCO are reported to the Directors’ Loan and Investment Committee and the full Board of Directors at their regularly scheduled meetings.

F. Electronic and Payment Services

General. We offer a variety of electronic services to our customers. Most of the services are provided for convenience purposes and are typically offered in conjunction with a deposit or loan account. Certain electronic and payment services are provided using marketing arrangements and third party services, branded with the Bank’s name. These services often provide us with additional sources of fee income or reduce our operating and transaction expenses. Our menu of electronic and payment services include point of sale transactions, debit card payments, ATMs, merchant credit and debit card processing, Internet banking, Internet bill pay services, voice response, wire transfer services, automated clearing house services, direct deposit of Social Security and other payments, loan autodraft payments, and cash management services.

G. Trust and Investment Services

General. We offer various personal trust and investment services through our Trust and Investment Division, including both fiduciary and custodial services. At December 31, 2006, and December 31, 2005, we had $310.893 million and $309.920 million, respectively, of assets under management in the Bank’s Trust and Investment Division. The following chart summarizes the Trust and Investment Division assets under management as of the dates noted:

Trust Assets Summary Table:

	December 31,
	2006		2005
dollars in thousands	Number Of Accounts	Estimated Market Value	Number Of Accounts	Estimated Market Value
Trusts	348	$151,558	342	$166,041
Estates	12	4,540	8	4,522
Custodian, Investment Management and Others	232	154,795	227	139,357
Total	592	$310,893	577	$309,920

We also provide investment services through a third party provider, INVEST Financial Corp., for the purchase of mutual funds and annuities.

H. Insurance Services

General. Since 1998, the Bank has been operating an insurance agency through a joint venture with a regional independent insurance agency. The agency, Mang-Wilber, LLC, is licensed to sell, within New York State, various insurance products including life, health, property, and casualty insurance products to both consumers and businesses. The principal office of the agency is in Sidney, New York, with satellite sales offices located in the Bank’s main office in Oneonta, New York and its Walton, New York branch office. Mang - Wilber, LLC, also owns a two-thirds interest in a specialty-lines agency in Clifton Park (Saratoga County), New York.

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
14-K

Index

subsidiaries. The description does not purport to be complete, and is qualified in its entirety by reference to applicable laws and regulations.

a. The Company

Bank Holding Company Act. The Company is a bank holding company registered with, and subject to regulation and examination by, the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to the BHCA, as amended. The Federal Reserve Board regulates and requires the filing of reports describing the activities of bank holding companies, and conducts periodic examinations to test compliance with applicable regulatory requirements. The Federal Reserve Board has enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require a bank holding company to divest subsidiaries.

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

Under provisions of the BHCA enacted as part of the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company may elect to become a financial holding company (“FHC”) if all of its depository institution subsidiaries are well-capitalized and well-managed under applicable guidelines, as certified in a declaration filed with the Federal Reserve Board. In addition to the activities listed above, FHC’s may engage, directly or through a subsidiary, in any activity that the Federal Reserve Board, by regulation or order, has determined to be financial in nature or incidental thereto, or is complementary to a financial activity and does not pose a risk to the safety and soundness of depository institutions or the financial system. Pursuant to the BHCA, a number of activities are expressly considered to be financial in nature, including insurance and securities underwriting and brokerage. The Company has not elected to become an FHC, but continues to evaluate the opportunities presented by FHC registration.

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

Federal Securities Law. The Company is subject to the information, reporting, proxy solicitation, insider trading, and other rules contained in the Securities Exchange Act of 1934 (the "Exchange Act") and the regulations of the SEC thereunder. In addition, the Company must comply with the corporate governance and listing standards of the Amex® to maintain the listing of its common stock on the exchange.

Sarbanes-Oxley Act of 2002. The Company is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. Specifically, the Sarbanes-Oxley Act: (i) creates a new federal accounting oversight body; (ii) revamps auditor independence rules; (iii) enacts new corporate responsibility and governance measures; (iv) enhances disclosures by public companies, their directors, and their executive officers; (v) strengthens the powers and resources of the SEC; and (vi) imposes new criminal and civil penalties for securities fraud and related wrongful conduct.

The SEC has adopted in final form all of the new regulations Congress directed it to adopt in the Sarbanes-Oxley Act, including: new executive compensation disclosure rules, standards of independence for directors who serve on the Company’s Audit Committee; disclosure requirements as to whether at least one member of the Company’s Audit Committee qualifies as a “financial expert” as defined in the SEC regulations, and whether the Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, or those persons performing similar functions;

15-K

Index

and disclosure requirements regarding the operations of board nominating committees and the means, if any, by which security holders may communicate with directors.

b. The Bank

The following discussion is not, and does not purport to be, a complete description of the laws and regulations applicable to the Bank. Such statutes and regulations relate to required reserves, investments, loans, deposits, issuances of securities, payments of dividends, establishment of branches, and other aspects of the Bank’s operations. Any change in such laws or regulations by the OCC, the FDIC, or Congress could materially adversely affect the Bank.

General. The Bank is a national bank subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or sale of branch offices. This regulatory structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

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

Transactions with Related Parties. The Federal Reserve Act governs transactions between the Bank and its affiliates. In general, an affiliate of the Bank is any company that controls, is controlled by, or is under common control with the Bank. Generally, the Federal Reserve Act limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of the Bank’s capital stock and surplus, and contains an aggregate limit of 20% of capital stock and surplus for covered transactions with all affiliates. Covered transactions include loans, asset purchases, the issuance of guarantees, and similar transactions. The Bank's loans to insiders must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. The loans are also subject to maximum dollar limits and must generally be approved by the Board.

Capital Requirements. Capital adequacy is measured within guidelines defined as either tier 1 capital (primarily shareholders’ equity) or tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for banks: the tier 1 leverage ratio and the risk-based requirements. Most banks must maintain a minimum tier 1 leverage ratio of 4%. In addition, tier 1 capital must equal 4% of risk-weighted assets, and total capital (tier 1 plus tier 2) must equal 8% of risk-weighted assets. Federal banking agencies are required to take prompt corrective action, such as imposing restrictions, conditions, and prohibitions, to deal with banks that fail to meet their minimum capital requirements or are otherwise in troubled condition. The regulators have also established different capital classifications for banking institutions, the highest being “well capitalized.” Under regulations adopted by the federal bank regulators, a banking institution is considered well capitalized if it has a total risk adjusted capital ratio of 10% or greater, a tier 1 risk adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater, and is not subject to any regulatory order or written directive regarding capital maintenance. The Bank qualified as well capitalized at December 31, 2006. See Part II, Item 7.F. entitled "Capital Resources and Dividends" and Note 13 of the Consolidated Financial Statements contained in Part II, Item 8, of this document for additional information regarding the Bank’s capital levels.

16-K

Index

Payment of Dividends. The OCC regulates the amount of dividends and other capital distributions that the Bank may pay to its shareholders. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits. In general, if the Bank satisfies all OCC capital requirements both before and after a dividend payment, the Bank may pay a dividend to shareholders in any year equal to the current year's net income plus retained net income for the preceding two years. A Bank may not declare or pay any dividend if it is “undercapitalized” under OCC regulations. The OCC also may restrict the Bank’s ability to pay dividends if the OCC has reasonable cause to believe that such payment would constitute an unsafe and unsound practice. The Bank is not undercapitalized nor under any special restrictions regarding the payment of dividends.

Insurance of Deposit Accounts. The Bank is an insured depository institution subject to assessment by, and the payment of deposit insurance premiums to, the FDIC. Deposit insurance premiums are determined by a number of factors, including the institution’s capital ratio and supervisory condition. The Bank was not required to pay any deposit insurance premiums during 2006, 2005, or 2004. Although the Bank did not pay any premiums during these periods, the FDIC did levy an assessment based on the Bank’s deposit accounts under the Deposit Insurance Funds Act of 1996. Under the Deposit Insurance Funds Act, deposits insured by the Bank Insurance Fund (“BIF”), such as the deposits of the Bank, were subject to an assessment for payment on bond obligations financing the FDIC’s Savings Association Fund (“SAIF”). The rate is adjusted quarterly, depending on the need of the fund. At December 31, 2006, the assessment rate was 1.24 cents per $100 of insured deposits. This compares to 1.34 cents and 1.46 cents per $100 of insured deposit at December 31, 2005 and December 31, 2004, respectively. There can be no assurance that the Bank will continue to not be required to pay deposit insurance premiums. If the Bank is required to pay deposit insurance premiums, this expense could adversely affect the Bank’s earnings in future periods. During 2007, however, the Bank does not anticipate recording any FDIC insurance expense.

Federal Reserve System. All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. Since these reserves are maintained as vault cash or non-interest-bearing accounts, they have the effect of reducing an institution’s earnings. As of December 31, 2006, the Bank was in compliance with applicable reserve requirements.

Loans to One Borrower.  The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At December 31, 2006, the Bank’s legal lending limit on loans to one borrower was $9.9 million for loans not fully secured by readily marketable collateral and $16.5 million for loans secured by readily marketable collateral. At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

Real Estate Lending Standards. OCC regulations generally require each national bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the bank and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OCC guidelines, which include loan-to-value ratios for the different types of real estate loans.

Community Reinvestment Act. Under the federal Community Reinvestment Act (the “CRA”), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods. The OCC periodically assesses the Bank's compliance with CRA requirements. The Bank received a SATISFACTORY rating for CRA on its last performance evaluation conducted by the OCC as of March 20, 2006.

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

17-K

Index

Privacy Regulations. OCC regulations generally require the Bank to disclose its privacy policy. The policy must identify with whom the Bank shares its customer’s “non-public personal information,” at the time of establishing the customer relationship and annually thereafter. In addition the Bank must provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. We believe that the Bank’s privacy policy complies with the regulations.

The USA PATRIOT Act. The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act imposes affirmative obligations on financial institutions, including the Bank, to establish anti-money laundering programs which require: (i) the establishment of internal policies, procedures, and controls; (ii) the designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program. The OCC must consider the Bank’s effectiveness in combating money laundering when ruling on merger and other applications.

c. Subsidiaries

The Bank’s insurance agency subsidiary, Mang-Wilber LLC, is subject to New York State insurance laws and regulations.

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

K. Legislative and Regulatory Developments

Deposit Insurance Reform Legislation. On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Reform Act, as supplemented by The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, amends the Federal Deposit Insurance Act to effect several deposit insurance reforms. The Reform Act: (i) merges the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increases the coverage limit for retirement accounts to $250,000 and indexes the coverage limit for retirement accounts to inflation, as with the general deposit insurance coverage limit, effective April 1, 2006; (iii) gives the FDIC greater flexibility to set the Designated Reserve Ratio (DRR); (iv) grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the DRR; and (v)grants a one-time initial assessment credit to recognize institutions' past contributions to the fund. The FDIC has enacted amendments to its regulations effective as of October 12, 2006, which implement the Reform Act. The Company does not anticipate that the Reform Act will effect its deposit insurance premium assessment presently, although it may in the future.

Executive Officer and Director Compensation Disclosure. The SEC has adopted amendments to its regulations, effective November 7, 2006, that substantially change the disclosure requirements for executive and director compensation, related person transactions, director independence and related governance matters, and security ownership of officers and directors, for companies subject to the periodic and beneficial ownership informational reporting rules under the Exchange Act. The executive and director compensation disclosure rules require issuers such as the Company, to provide expanded tabular and accompanying narrative disclosure of compensation paid to the Chief Executive Officer, the Chief Financial Officer and the three most highly paid executive officers other than the Chief Executive Officer and the Chief Financial Officer, outstanding option and restricted stock awards to these individuals at year-end, and compensation paid to directors. The Company is required to comply with these rules in its Proxy Statement and report on Form 10-K for its fiscal year ending December 31, 2006.

New Legislative Developments. Various federal bills that would significantly affect banks are introduced in Congress from time to time. The Company cannot estimate the likelihood of any currently pending banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or results of operations.

18-K

Index

ITEM 1A: RISK FACTORS

The investment performance of our common shares is affected by several material risk factors. These factors (summarized below) can affect our financial condition or results of operations. Accordingly, you should be aware of these risk factors and how each may potentially affect your investment in our common stock.

General Competitive and Economic Conditions. National, regional, and local competitive conditions can negatively impact our financial condition or results of operations. Our existing competition may begin offering new products and services, change the price for existing products and services, or open a new office in direct competition with one of our offices. In addition, new competitors can establish a physical presence in our market or begin offering products and services through the Internet or other remote channels that compete directly with our products and services. All of these factors are dynamic and may affect the demand for our products and services, and, in turn, our financial condition and results of operations.

Regional and local economic conditions including employment and unemployment conditions, population growth, and price and wage scale changes, may impact the demand for our products and services, the level of customer deposits, or credit status of our borrowers. National and international economic conditions including raw materials costs, oil prices, consumer demand, and consumer trends, may impact the demand for our commercial borrower’s products and services, which, in turn, can affect our financial condition and results of operation.

Credit Risk. One of our main functions as a financial intermediary is to extend credit, in the form of loans, commitments and investments, to individuals, businesses, state, local and Federal government and government sponsored entities within and outside of our primary market area. The risk associated with these extensions of credit pose significant risks to earnings and capital that need to be controlled and monitored by management. Losses incurred by us due to borrower’s failing to repay loans or other extensions of credit will negatively affect our financial condition and results of operations.

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

Allowance for Loan Losses May not be Sufficient to Cover Actual Loan Losses. The Bank’s Chief Credit Officer, under the control and supervision of the Board of Directors, continually monitors the credit status of the Bank’s loan portfolio. The adequacy of the Allowance for Loan Losses is reviewed quarterly by the Board of Directors, and periodically by an independent loan review firm under the direction of the Bank’s Audit Committee, the Bank’s regulators, and the Company’s external auditors. However, because the Allowance for Loan Losses is an estimate of probable losses and is based on management’s experience and assumptions, there is no certainty that the Allowance for Loan Losses will be sufficient to cover actual loan losses. Actual loan losses in excess of the Allowance for Loan Losses would negatively impact our financial condition and results of operations.

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

Fraud Risk. Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of the Bank, an employee, a vendor, or general members of the public. A loss due to fraud that is determined not to be insured under our fidelity insurance coverage could negatively affect our financial condition or results of operations.

Changes in Government Laws, Regulations, and Policies. Financial institutions are highly regulated companies and are subject to numerous laws and regulations. Changes to these laws or regulations, particularly at the federal and state level, may materially impact the business climate we operate within, which, in turn, may impact the economic return on our common shares, financial condition, or
19-K

Index
results of operations.

Changes in Generally Accepted Accounting Principles. Changes to Generally Accepted Accounting Principles are periodically issued by the Financial Accounting Standards Board (“FASB”). The purpose of these new Generally Accepted Accounting Principles is to quantify, identify, or disclose certain aspects of a company’s financial condition or results of operations. The adoption of new accounting standards may alter certain aspects of the Consolidated Financial Statements of the Company and, in turn, the investment performance of our common stock.

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

Changes in the Company’s Policies or Management. Our financial condition and results of operations depend upon the policies approved by the Board of Directors and the practices of management. Changes in our policies or management practices, particularly credit policies and practices of the Bank, may affect our financial condition or results of operations.

Incidents Affecting Our Reputation. The demand for our products and services is influenced by our reputation and the reputation of our management and employees. Public incidents that negatively affect the reputation of the Company or the Bank, including, but not limited to, breaches in the security of customer information or unfair or deceptive practices, may adversely impact our financial condition, results of operations, or economic performance of the Company’s common stock.

Technology Risk. We deploy various forms of technology to facilitate and process customer and internal transactions. In addition, we gather, store and summarize various forms of computer generated data to analyze the Company’s services, business processes and financial performance. Although we maintain various policies and procedures, including data back-up and recovery procedures, to mitigate technology risk, in the event one of our systems were to fail it could have and adverse impact on our financial condition or results of operations.

Liquidity of the Company’s Common Shares. The Company’s common stock is lightly traded on the Amex®. This condition may make it difficult for shareholders with large common stock ownership positions to sell or liquidate shares at a suitable price.

Changes to the Markets or Exchanges On Which the Company’s Common Shares Are Traded. The Company’s common shares trade on the Amex®. Changes to the Amex®’s trading practices or systems, reputation or financial condition, or rules which govern trading on the Amex may impact our shareholders’ ability to buy or sell his / her commons shares at a suitable price.

ITEM 1B: UNRESOLVED STAFF COMMENTS

The Company has not been subject to any comments by the SEC during the period covered by this Annual Report on Form 10-K that remain unresolved.

ITEM 2: PROPERTIES

The Company and the Bank are headquartered at 245 Main Street, Oneonta, New York. The three buildings that comprise our headquarters are owned by the Bank and also serve as our main office. In addition to our main office, we own nineteen (19) branch offices and lease two (2) branch offices and one (1) loan production offices at market rates. We also own an insurance sales office in Walton, New York, through our insurance agency subsidiary, Mang-Wilber LLC.

During 2006, three of our offices were severely damaged by regional flooding, namely, our Sidney, New York branch office, our Walton, New York branch office and our insurance sales office in Walton, New York. The two branch offices have been restored to their pre-flood state. The insurance sales office located in Walton, New York is under contract to be sold. We anticipate it will sell prior to March 31, 2007.

In the opinion of management, the physical properties of the Company are suitable and adequate. All of our properties are insured at full replacement cost.

20-K

Index

ITEM 3: LEGAL PROCEEDINGS

From time to time, the Company becomes subject to various legal claims which arise in the normal course of business. At December 31, 2006, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business. The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operations or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

A. Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities

The common stock of the Company ($0.01 par value per share) trades on the Amex® under the symbol “GIW.” The following table shows the high and low trading prices for the common stock and quarterly dividend paid to our security holders for the periods presented:

Common Stock Market Price and Dividend Table:

	2006			2005
	High	Low	Dividend	High	Low	Dividend
4th Quarter	$10.25	$9.51	$0.0950	$12.00	$10.84	$0.0950
3rd Quarter	$10.50	$9.85	$0.0950	$12.27	$11.80	$0.0950
2nd Quarter	$11.35	$10.20	$0.0950	$12.45	$12.00	$0.0950
1st Quarter	$10.85	$9.90	$0.0950	$12.90	$11.94	$0.0950

(1) The high and low bid quotations and trading prices provided in this table were obtained from www.finance.yahoo.com.

At March 8, 2007, there were 511 holders of record of our common stock (excluding beneficial owners who hold their shares in nominee name through brokerage accounts). The closing price of the common stock at March 8, 2007 was $10.10 per share.

Shareholder Return Performance Graph. The following line graph presentation compares the five-year cumulative total shareholder return on the Company’s common stock against the cumulative total return on the Standard & Poor's 500 Index and the Standard and Poor’s Financial Index. The graph assumes that $100 was invested on January 1, 2002 and includes both price change and reinvestment of cash dividends. Graph points are as of December 31 of each year. From January 1, 2002 until February 11, 2004, the common stock of The Wilber Corporation was inactively traded on Nasdaq’s Over-the-Counter Bulletin Board market. On February 12, 2004, the Company’s common stock began trading on the Amex® under the symbol “GIW”. The cumulative return provided for The Wilber Corporation common stock was calculated using the December 31, 2006 closing prices for the common stock as reported on the Amex®.

21-K

Index

Shareholder Return Performance Graph:

	2001	2002	2003	2004	2005	2006

S&P 500	$100	$78	$107	$117	$122	$138
S&P Financial	$100	$84	$115	$126	$133	$152
Wilber Corp.	$100	$134	$166	$158	$151	$147

We have not sold any unregistered securities in the past five years.

B. Use of Proceeds from Registered Securities

None.

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005, we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program. At September 30, 2006 management’s remaining share repurchase authority was $889 thousand. During the three month period ended December 31, 2006, the Company’s management did not purchase any additional shares of common stock under this program.

All shares repurchased under the repurchase program are made in the open market or through private transactions and are limited to one transaction per week. All open market transactions are conducted exclusively through Merrill Lynch, a registered broker-dealer. Private purchases may be transacted directly with the seller and need not be transacted through Merrill Lynch. Each private transaction is individually subject to the approval of the Board of Directors of the Company. All stock purchases are effected in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, and the rules of the Amex®.

22-K

Index

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

5-Year Summary Table of Selected Financial Data:

The Wilber Corporation and Subsidiary	As of and for 12-month Period Ended December 31, (1)
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Interest Income	$43,341	$40,310	$37,165	$38,628	$41,646
Interest Expense	18,360	14,930	12,761	14,153	17,170
Net Interest Income	24,981	25,380	24,404	24,475	24,476
Provision for Loan Losses	1,560	1,580	1,200	1,565	1,920
Net Interest Income After Provision for Loan Losses	23,421	23,800	23,204	22,910	22,556

Non-Interest Income (Excluding Net Gains on Securities)	5,455	5,156	4,692	4,684	5,067
Net Gains on Securities Transactions	514	469	1,031	1,064	272
Non-Interest Expense	20,032	18,966	17,307	16,668	15,975
Income Before Provision for Income Taxes	9,358	10,459	11,620	11,990	11,920
Provision for Income Taxes	2,206	2,715	3,002	3,277	3,358
Net Income	$7,152	$7,744	$8,618	$8,713	$8,562

Per Common Share: (2)
Earnings (Basic)	$0.66	$0.69	$0.77	$0.78	$0.76
Cash Dividends	0.38	0.38	0.38	0.37	0.375
Book Value	5.99	6.08	6.04	5.74	5.61
Tangible Book Value (3)	5.52	5.61	5.77	5.46	5.32
Consolidated Period-End Balance Sheet Data:
Total Assets	$761,981	$752,728	$750,861	$729,023	$708,984
Securities Available-for-Sale	231,927	238,520	249,415	275,051	234,542
Securities Held-to-Maturity	63,990	56,769	59,463	44,140	42,837
Gross Loans	405,832	403,665	391,043	360,906	358,295
Allowance for Loan Losses	6,680	6,640	6,250	5,757	5,392
Deposits	629,044	604,958	571,929	580,633	549,081
Long-Term Borrowings	42,204	52,472	65,379	55,849	73,346
Short-Term Borrowings	18,459	19,357	37,559	20,018	13,260
Shareholders’ Equity	63,332	67,717	67,605	64,304	63,162
Selected Key Ratios:
Return on Average Assets	0.95%	1.02%	1.17%	1.20%	1.25%
Return on Average Equity	11.20%	11.40%	13.08%	13.67%	14.36%
Net Interest Margin (tax-equivalent) (4)	3.81%	3.82%	3.76%	3.77%	3.96%
Efficiency Ratio (5)	61.14%	57.67%	55.50%	53.76%	51.31%
Dividend Payout	57.58%	55.07%	49.35%	47.44%	49.34%

23-K

Index

5-Year Summary Table of Selected Financial Data (continued):

The Wilber Corporation and Subsidiary	As of and for 12-month Period Ended December 31, (1)
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Asset Quality:
Non-performing Loans	2,529	4,918	2,751	3,658	3,138
Non-performing Assets	2,632	4,938	2,829	3,678	3,160
Net Loan Charge-Offs to Average Loans	0.38%	0.30%	0.19%	0.33%	0.29%
Allowance for Loan Losses to Period-End Loans	1.65%	1.64%	1.60%	1.60%	1.50%
Allowance for Loan Losses to Non-performing Loans (6)	264%	135%	227%	157%	172%
Non-performing Loans to Period-End Loans	0.62%	1.22%	0.70%	1.01%	0.88%

(1) Certain figures have been reclassified to conform with the current period presentation.
(2) All per share amounts have been adjusted for the 4 for 1 stock split approved on September 5, 2003.
(3) Tangible book value numbers exclude goodwill and intangible assets associated with prior business combinations.
(4) Net interest margin (tax-equivalent) is tax-equivalent net interest income divided by average earning assets.
(5) The efficiency ratio is calculated by dividing total non-interest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus non-interest income other than securities gains and losses.

(6) Non-performing loans include non-accrual loans, troubled debt restructured loans and accruing loans 90 days or more delinquent.

Table of Selected Quarterly Financial Data:

	2006				2005 (1)
Selected Unaudited Quarterly Financial Data	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in Thousands)
Interest income	$11,291	$10,934	$10,646	$10,470	$10,400	$10,150	$9,940	$9,820
Interest expense	5,061	4,691	4,388	4,220	4,127	3,735	3,559	3,509
Net interest income	6,230	6,243	6,258	6,250	6,273	6,415	6,381	6,311
Provision for loan losses	300	420	420	420	800	300	240	240
Net interest income after provision for loan losses	5,930	5,823	5,838	5,830	5,473	6,115	6,141	6,071
Investment Security Gains (Losses), Net	129	75	17	293	6	71	148	244
Other non-interest income	1,464	1,300	1,334	1,357	1,282	1,332	1,335	1,207
Non-interest expense	4,618	5,069	5,494	4,851	4,663	4,836	4,877	4,590
Income before income tax expense	2,905	2,129	1,695	2,629	2,098	2,682	2,747	2,932
Income tax expense	704	485	341	676	505	700	748	762
Net income	$2,201	$1,644	$1,354	$1,953	$1,593	$1,982	$1,999	$2,170

Basic earnings per share	$0.21	$0.15	$0.12	$0.18	$0.14	$0.18	$0.18	$0.19

Basic weighted average shares outstanding	10,569,182	10,579,400	10,966,693	11,145,937	11,158,813	11,163,092	11,171,114	11,186,275

Net interest margin (tax equivalent) (2)	3.74%	3.83%	3.84%	3.81%	3.78%	3.85%	3.85%	3.82%
Return on average assets	1.14%	0.87%	0.73%	1.05%	0.84%	1.04%	1.06%	1.16%
Return on average equity	13.92%	10.78%	8.37%	11.71%	9.37%	11.54%	11.76%	12.94%
Efficiency ratio (3)	55.52%	62.34%	67.44%	59.36%	57.42%	58.09%	58.73%	56.42%

(1) Certain figures have been reclassified to conform with the current period presentation.
(2) Net interest margin (tax-equivalent) is tax-equivalent net interest income divided by average earning assets.
(3) The Efficiency Ratio is calculated by dividing total non-interest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus non-interest income other than securities gains and losses

24-K

Index

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. General

The primary objective of this financial review is to provide an overview of the financial condition and results of operations of The Wilber Corporation and its subsidiary for each of the years in the three-year period ended December 31, 2006. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented in PART II, Item 8, of this document.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase on the cash surrender value on bank owned life insurance, other service fees and other income. Our non-interest expenses consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, other miscellaneous expenses and taxes. Results of operations are also influenced by general economic conditions (particularly changes in interest rates), competitive conditions, government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance for loan losses. In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered the Company’s allowance for loan losses would also require an additional provision for loan losses.

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

Recent Accounting Pronouncements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management has not completed its evaluation of the impact of this standard; however, the Company does not expect adoption of SFAS 159 to have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standard’s Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-4, Postretirement Benefits Associated with Split-Dollar Life Insurance. EITF 06-4 will require that the postretirement aspects of an endorsement-type split dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of life insurance. Companies adopting the EITF 06-4 will be able to choose between retrospective application to all prior periods or treating the application of EITF 06-4 as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the balance sheet. EITF 06-4 will be effective for fiscal years beginning after December 15, 2007. We currently have sixteen (16) split-dollar life insurance arrangements with past, current and retired executives of the Bank that will be subject to EITF 06-4. We are currently evaluating the potential impact of EITF 06-4.

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

25-K

Index
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. The adoption of FIN 48 is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

B. Performance Overview for Period Ended December 31, 2006

During 2006 several of our key performance measures decreased significantly, as compared to 2005. Net income, earnings per share, return on assets, and return on equity all decreased between the periods ended December 31, 2005, and December 31, 2006. Specifically, net income decreased from $7.744 million in 2005 to $7.152 million in 2006, a $592 thousand, or 7.6% decrease. Earnings per share, return on assets, and return on equity decreased from $0.69, 1.02%, and 11.40%, respectively, in 2005, to $0.66, 0.95%, and 11.20%, respectively, in 2006.

Throughout 2006 we operated in a difficult interest rate environment. The treasury yield curve was flat to inverted throughout the year, a condition which reduced our ability to improve net interest income. Although we believe we managed our asset and liability portfolios effectively throughout 2006, net interest income decreased $399 thousand or 1.6% between 2005 and 2006. We recorded net interest income of $25.380 million in 2005, as compared to $24.981 million in 2006.

Non-interest expense increased $1.066 million or 5.6% between 2005 and 2006 due to several factors, including significant increases in salaries expense, occupancy expense, professional fees and other miscellaneous expense. We recorded approximately $600 thousand of unanticipated non-interest expense in 2006 due to fixed asset losses and recovery costs associated with a regional flood that impacted our primary market area during the second quarter. Two of our branch offices, namely our Sidney, NY branch and our Walton, NY branch, were severely damaged in the flood, causing us to operate from temporary banking facilities throughout the third and fourth quarter of 2006. The expenses associated with the flood principally affected our occupancy and other miscellaneous expense categories. Occupancy expense increased $162 thousand or 9.7% between 2005 and 2006. Other miscellaneous expense increased $343 thousand or 11.8% between 2005 and 2006.

Professional fees also increased substantially between 2005 and 2006. We recorded professional fees of $892 thousand in 2006, as compared to $709 thousand in 2005, a $183 thousand or 25.8% increase. During 2006 we incurred $82 thousand of professional fees to execute a self-tender offer for the Company’s common stock. In addition, in 2006 we engaged a third party accounting and auditing firm to manage our internal audit function. This increased our professional fees $143 thousand between 2005 and 2006.

Salaries increased $329 thousand or 3.63% between periods, from $9.040 million in 2005 to $9.369 million in 2006. During 2006 we increased the base salaries for many of our existing employees, created several new positions (due to our expansion efforts), recorded an increase in our executive deferred compensation expense, and increased incentive and commission payments for operating and sales staff.

The decrease in net interest income and increase in non-interest expense were partially offset by an improvement in non-interest income between the periods. Non-interest income increased $344 thousand or 6.1% between 2005 and 2006,

26-K

Index

from $5.625 million in 2005 to $5.969 million in 2006. The increase was principally driven by an increase in trust fees and other income.

During 2006 our total assets did not grow significantly. Specifically, total assets increased from $752.728 million at December 31, 2005 to $761.981 million at December 31, 2006, a $9.253 million or 1.2% increase. The lack of significant asset growth can be attributed to a few factors, including, but not limited to, the lack of significant population growth in the markets we serve, the repayment of long-term borrowings throughout 2006 and the execution of a self-tender offer for the Company’s common stock during the second quarter.

Between December 31, 2005 and December 31, 2006 some of our asset quality measures improved, while others worsened. The level of non-performing loans decreased from $4.918 million or 1.22% of loans outstanding at December 31, 2005 to $2.529 million or 0.62% of loans outstanding at December 31, 2006, a $2.389 million or 60 basis point decrease. Conversely, the level of potential problem loans increased from $7.897 million or 2.0% of loans outstanding at December 31, 2005 to $14.538 million or 3.6% of loans outstanding at December 31, 2006, a $6.641 million increase. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the borrower or related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future.

Net loan charge-offs increased from $1.190 million in 2005 to $1.520 million in 2006. During the first quarter of 2006, we recorded charge-offs totaling $1.084 million. This compares to $436 thousand in net charge-offs for the remaining three quarters of 2006. During the first quarter of 2006, we recorded a $981 thousand charge-off on two loans to one of our large commercial borrowers. We specifically allocated $826 thousand in the allowance for loan losses for anticipated losses on these two loans to this borrower during prior periods.

The allowance for loan losses and the ratio of the allowance for loan losses to total loans did not change significantly between December 31, 2005 and December 31, 2006. The allowance for loan losses totaled $6.640 million or 1.64% of total loans at December 31, 2005, as compared with $6.680 million or 1.65% of total loans at December 31, 2006. The Company’s management believes the allowance for loan losses was adequate at December 31, 2006, to absorb inherent losses in the loan portfolio.

The information provided in ITEM 7, Parts C through F, that follow provide additional information as to the financial condition, results of operations, liquidity, and capital resources of the Company.

C. Financial Condition

a. Comparison of Financial Condition at December 31, 2006, and December 31, 2005

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Asset Composition
Our assets are comprised of earning and non-earning assets. Earning assets include our investment securities, loans, interest-bearing deposits at other banks and federal funds sold. Non-earning assets include our real estate and other assets acquired as the result of foreclosure, facilities, equipment, goodwill and other intangibles, non-interest bearing deposits at other banks and cash. We generally maintain 92% to 95% of our total assets in earning assets. During 2006 the composition of our assets did not change significantly. The total loans to total assets ratio was 53.3% at December 31, 2006, as compared to 53.6% at December 31, 2005.

Total Assets
During 2006, our total assets increased slightly, from $752.728 million at December 31, 2005, to $761.981 million at December 31, 2006, a $9.253 million or 1.2% increase. During 2006 we repaid maturing borrowings as they came due, which curbed growth in total assets. Throughout most of 2006 the yield curve was flat to inverted. This interest rate environment reduced the Bank’s ability to earn spread on borrowed funds, which prompted management to repay rather than renew long-term borrowings during 2006. In addition, during 2006 we repurchased 576,755 shares of our common stock into treasury. This reduced total shareholders’ equity and total assets by $6.568 million. In spite of these decreases, total assets increased $9.253 million between December 31, 2005 and December 31, 2006 due primarily to a $24.086 million increase deposits and the related investment of those deposits into earning assets.

27-K

Index

Investment Securities
Our investment securities portfolio consists of trading, available-for-sale, and held-to-maturity securities. The following table summarizes our trading, available-for-sale, and held-to-maturity investment securities portfolio for the periods indicated.

Summary of Investment Securities:

	At December 31,
	2006		2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Trading (1):	$1,296	$1,625	$1,334	$1,542	$1,347	$1,504

Available-for-sale:
U.S. Treasuries	$10,963	$10,807	$10,952	$10,866	$4,960	$5,016
Obligations of U.S. Government
Corporations and Agencies	21,486	21,336	25,444	25,091	11,989	11,954
Obligations of States and Political
Subdivisions (Municipal Bonds)	47,985	47,544	55,080	54,638	66,656	67,745
Mortgage - Backed Securities	149,400	146,086	146,463	143,248	159,289	158,645
Corporate Bonds	2,274	2,267	0	0	0	0
Equity securities	5,425	5,519	6,356	6,507	5,870	6,055
Total available-for-sale	$237,533	$233,559	$244,295	$240,350	$248,764	$249,415

Held-to-maturity:
Obligations of States and Political Subdivisions (Municipal Bonds)	$22,903	$22,916	$10,655	$10,633	$7,811	$7,999
Mortgage-Backed Securities	39,455	38,394	44,284	43,204	51,652	51,325
Total held-to-maturity	$62,358	$61,310	$54,939	$53,837	$59,463	$59,324

(1) These securities are held by the Company for its non-qualified Executive Deferred Compensation plan.

Between December 31, 2005 and December 31, 2006, our investment securities portfolio (including trading, available-for-sale, and held-to-maturity) increased $711 thousand or 0.2%. During 2006 we received proceeds from sales and maturities of securities totaling $55.986 million versus new purchases of $56.964 million. Proceeds from the sale or maturity of the investment securities portfolio were generally used to purchase new investment securities. We modestly decreased the level of available-for-sale investment securities and increased our holdings of held-to-maturity securities during 2006 to fully-collateralize an increase in our municipal deposit liabilities.

During 2006 we continued to maintain a concentration in mortgage-backed securities. These include both mortgage pass-through securities and collateralized mortgage obligations. At the end of 2006, our mortgage-backed securities portfolio comprised 62.4% of the carrying value of our investment securities portfolio. This compares to 63.2% and 67.8% at the end of 2005 and 2004, respectively. Although our mortgage-backed securities are guaranteed by U.S. government agencies, they are susceptible to prepayment risk. In the event, residential mortgage interest rates were to drop significantly, the yield on our mortgage-backed securities would also decline. When mortgage rates are low, homeowners often refinance their existing mortgage loans or purchase new homes. This increases the amount of principal payments we receive on our mortgage-backed securities, which, in turn, increases the amount of net amortization expense we record as an offset to interest income, thereby decreasing the yield on the securities.

The estimated fair value of the investment portfolio is largely dependent upon the interest rate environment at the time the market price is determined. As interest rates decline, the estimated fair value of bonds generally increases, and conversely, as interest rates increase, the estimated fair value of bonds generally decreases. At December 31, 2006, the net unrealized loss on the available-for-sale investment securities portfolio was $3.974 million. By comparison, at December 31, 2005, the net unrealized loss on the available-for-sale investment securities portfolio was $3.945 million. Although there was a slight increase in the level of interest rates between December 31, 2005 and December 31, 2006 and approximately $56 million of investment securities portfolio turnover, the level of net unrealized loss on the available-

28-K

Index

for-sale investment securities portfolio did not change significantly due to a reduction in the aggregate balance of the portfolio. The amortized cost of the available-for-sale investment securities portfolio was $244.295 million at December 31, 2005 versus $237.533 million at December 31, 2006. The net unrealized loss on the available-for-sale investment securities portfolio as a percent of the amortized cost was 1.7% at December 31, 2006 versus 1.6% at December 31, 2005.

The following table sets forth information regarding the carrying value, weighted average yields and anticipated principal repayments of the Bank’s investment securities portfolio as of December 31, 2006. All amortizing security principal payments, including collateralized mortgage obligations and mortgage pass-through securities, are included based on their expected average lives. Callable securities, primarily callable agency securities, and municipal bonds are assumed to mature on their maturity date. Available-for-sale securities are shown at fair value. Held-to-maturity securities are shown at their amortized cost. The yields on debt securities shown in the table below are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2006. Yields on obligations of states and municipalities exempt from federal taxation were not tax-effected.

Investment Securities Maturity Table:

	At December 31, 2006
	In One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years		Total
Dollars in Thousands	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasuries	$1,987	4.18%	$5,905	4.09%	$2,915	4.26%	-	-	$10,807	4.15%

Obligations of U.S. Government Corporations and Agencies	11,437	3.85%	9,899	4.76%	-	-	-	-	21,336	4.27%

Obligations of States and Political Subdivisions (Municipal Bonds)	14,297	3.97%	17,552	3.44%	33,147	3.73%	5,451	4.48%	70,447	3.76%

Mortgage-backed Securities	14,148	4.62%	151,519	4.69%	17,844	5.55%	2,030	5.30%	185,541	4.77%

Corporate Securities	-	-	2,267	5.10%	-	-			2,267	5.10%

Total securities (1)	$41,869	4.17%	$187,142	4.56%	$53,906	4.35%	$7,481	4.70%	$290,398	4.47%

(1) This table excludes trading securities totaling $1.625 million and other equity securities totaling $5.519 million at December 31, 2006.

At December 31, 2006, the approximate weighted average life for all of the Bank’s available-for-sale and held-to-maturity debt securities was 3.5 years. This compares to 3.9 years at December 31, 2005. These estimates were provided by a third party investment securities analyst and are used to provide comparisons with other companies in the banking industry. The estimates were based upon the projected cash flows (to the most likely call date) of our investment securities portfolio taking into consideration the unique characteristics of the individual securities held by us. Our estimate may fluctuate significantly from period to period due to our concentration in mortgage-backed securities.

The credit quality of our debt securities is strong. At December 31, 2006, 99.4% of the securities held in our available-for-sale and held-to-maturity investment securities portfolio were rated “A” or better by Moody’s credit rating services; 95.9% were rated AAA. This compares to 99.8% and 95.1%, respectively, for the period ended December 31, 2005.

At December 31, 2006 we held $5.519 million of equity securities including: $2.799 million in FHLBNY stock; a $1.632 million equity interest in a Small Business Investment Company, Meridian Venture Partners II, L.P; $916 thousand of common stock holdings of other banking institutions; $134 thousand of Federal Reserve Bank of New York stock; $34 thousand in New York Business Development Corporation stock; and $4 thousand in a money market mutual fund. By comparison, at December 31, 2005; equity securities totaled $6.507 million at estimated fair value. The decrease in the estimated fair value of equity securities between the periods totaling $988 thousand was due to a $313 thousand decrease in the common stock of other banking institutions (primarily due the sale of securities during 2006), a $198 thousand return of capital on the Bank’s investment in Meridian Venture Partners II, L.P., a $455 thousand decrease in FHLBNY stock due to a decrease in our capital stock requirements, and a $21 thousand decrease in the money market mutual fund balance.

29-K

Index

Time Deposits with Other Banks and Federal Funds Sold
At December 31, 2006 our time deposits with other banks and federal funds sold totaled $13.117 million. This compares to $5.600 million at December 31, 2005. During 2006, $1.900 million of certificates of deposit we maintained at other financial institutions matured, decreasing our time deposit at other banks from $2.700 million at December 31, 2005 to $800 thousand at December 31, 2006.

In the normal course of business, we sell and purchase federal funds to and from other banks to meet our daily liquidity needs. Because the funds are generally an unsecured obligation of the counter party, we only sell federal funds to well-capitalized banks that carry strong credit ratings. Given the daily fluctuation in our federal funds sold position throughout the year, it is appropriate to compare the annual average federal funds sold positions rather than the positions at the end of the periods. During 2006 our average federal funds sold position was $11.548 million. By comparison, during 2005 our average federal funds sold position was $8.110 million.

Loan Portfolio
General. The total loan portfolio increased by $2.167 million or 0.5% during 2006. Total loans outstanding at December 31, 2006, were $405.832 million, as compared to $403.665 million at December 31, 2005. Although total loans did not grow significantly in 2006, we continued to be aggressive in seeking out new loan opportunities, particularly for small business and commercial real estate loans in our new markets, including Kingston, NY, Syracuse, NY and Binghamton, NY. The following table summarizes the composition of our loan portfolio over the prior five-year period.

Distribution of Loans Table:

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Residential real estate (1)	$117,815	29.0%	$124,367	30.8%	$119,103	30.5%	$118,571	32.9%	$125,464	35.0%
Commercial real estate	152,128	37.5%	143,552	35.6%	129,516	33.1%	115,733	32.1%	104,967	29.3%
Commercial (2)	74,033	18.2%	69,651	17.3%	78,003	19.9%	65,031	18.0%	65,595	18.3%
Consumer	61,856	15.2%	66,095	16.4%	64,421	16.5%	61,571	17.1%	62,269	17.4%
Total loans	405,832	100.0%	403,665	100.0%	391,043	100.0%	360,906	100.0%	358,295	100.0%

Less:

Allowance for loan losses	(6,680)		(6,640)		(6,250)		(5,757)		(5,392)

Net loans	$399,152		$397,025		$384,793		$355,149		$352,903

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

During the prior five-year period the composition of our loan portfolio has generally shifted from one with a modest concentration in residential real estate to one with a modest concentration in commercial real estate. At December 31, 2006, commercial real estate loans comprised 37.5% or $152.128 million of our total loan portfolio. This compares to 29.3% or $104.967 million at December 31, 2002. Throughout the five-year period covered in the table above, we concentrated our efforts on hiring commercial lenders in large, more densely populated markets, including Johnson City, Kingston and Syracuse, New York. During the same period, the yields on residential real estate loans were near historical lows. Although we continued to originate residential real estate loans throughout the five-year period, we principally did so as an agent for a large super-regional bank that could package the loans into investment securities and sell them into the secondary mortgage market.

In the first quarter of 2007, we expect to acquire Provantage Funding Corporation, a New York State licensed mortgage bank. Although we expect Provantage to provide us access to small business and commercial real estate loan opportunities in the Capital District of New York (Albany, Schenectady and Saratoga Counties), we anticipate that our residential real estate loan portfolio will increase significantly in 2007. Prior to our acquisition, Provantage has originated between $30 and $50 million in residential real estate loans per annum, most of which we will retain for our own portfolio.

30-K

Index

During 2006 our consumer loan portfolio decreased $4.239 million or 6.4%. Although we were successful in expanding our automobile dealer network in recent years in an effort to increase the volume of indirect automobile loans, higher interest rates and a reduced level of used automobile sales in our primary market have curbed loan demand. At December 31, 2005, our indirect automobile loan portfolio was comprised of 4,217 accounts, totaling $43.059 million. This compares to 4,077 accounts and $40.744 million at December 31, 2006, a 3.3% net decrease in accounts and a 5.4% net decrease in indirect automobile loan volume outstanding.

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

Maturity and Repricing of Loans Table:

	Within One Year (1)	One Through Five Years	More Than Five Years	Total
Residential real estate (1)	$49,006	$11,728	$57,081	$117,815
Commercial real estate	39,584	17,461	95,083	152,128
Commercial (2)	43,392	12,221	18,420	74,033
Consumer	20,966	32,844	8,046	61,856
Total loans receivable	$152,948	$74,254	$178,630	$405,832

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

The following table sets forth fixed and adjustable rate loans with maturity dates after December 31, 2007:

Table of Fixed and Adjustable Rate Loans:

	Due After December 31, 2007
	Fixed	Adjustable	Total
Residential real estate (1)	$65,115	$42,621	$107,736
Commercial real estate	88,985	59,901	148,886
Commercial (2)	30,869	9,870	40,739
Consumer	56,398	1,323	57,721
Total loans	$241,367	$113,715	$355,082

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Commitments and Lines of Credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Since most of the standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2006 and December 31, 2005 standby letters of credit totaled $6.974 million and $8.880 million, respectively. At December 31, 2006 and December 31, 2005 the fair value of the Bank’s standby letters of credit was not significant. The following table summarizes the expirations of our standby letters of credit as of December 31, 2006.

31-K

Index

Standby Letters of Credit Expiration Table:

Commitment Expiration of Standby Letters of Credit
(dollars in thousands)
Within one year	$1,297
After one but within three years	2,943
After three but within five years	0
Five years or greater	2,734
Total	$6,974

In addition to standby letters of credit, we have issued lines of credit and other commitments to lend to our customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. These include home equity lines of credit, commitments for residential and commercial construction loans, commercial letters of credit, and other personal and commercial lines of credit. At December 31, 2006 and December 31, 2005 we had outstanding unfunded loan commitments of $81.536 million and $76.783 million, respectively, representing a $4.753 million or 6.2% increase period over period. The increase in the unfunded loan commitments was primarily due to growth in the unused portion of commercial lines of credit.

32-K

Index

Asset Quality and Risk Elements

General. One of our key objectives is to maintain strong credit quality of the Bank’s loan portfolio. The following narrative provides summary information and our experience regarding the quality and risk elements of our loan portfolio.

Delinquent Loans. At December 31, 2006, we had $4.393 million of loans that were 30 or more days past due (excluding non-performing loans). This equaled 1.08% of total loans outstanding. By comparison, at December 31, 2005 we had $2.062 million of loans that were 30 or more days past due (excluding non-performing loans). This equaled 0.51% of total loans outstanding. The increase in delinquent loans between the periods was principally due to an increase in delinquency on a few large commercial real estate loans. Although the level of delinquent loans increased between December 31, 2005 and December 31, 2006, management considers the level of delinquent loans to be manageable and within its target level of less than 2.0% of total loans outstanding.

Non-accrual, Past Due and Restructured Loans. The following chart sets forth information regarding non-performing assets for the periods stated.

Table of Non-performing Assets:

	At December 31,
Dollars in Thousands	2006	2005	2004	2003	2002
Loans in Non-Accrual Status:
Residential real estate (1)	$450	$327	$141	$257	$222
Commercial real estate	1,626	2,287	2,168	1,199	1,049
Commercial (2)	271	1,191	243	1,700	760
Consumer	0	61	9	8	3
Total non-accruing loans	2,347	3,866	2,561	3,164	2,034
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	182	181	190	123	717
Troubled Debt Restructured Loans	0	871	0	371	387
Total non-performing loans	2,529	4,918	2,751	3,658	3,138
Other real estate owned	103	20	78	20	22
Total non-performing assets	$2,632	$4,938	$2,829	$3,678	$3,160
Total non-performing assets as a percentage of total assets	0.35%	0.66%	0.38%	0.50%	0.45%
Total non-performing loans as a percentage of total loans	0.62%	1.22%	0.70%	1.01%	0.88%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans decreased $2.389 million between December 31, 2005 and December 31, 2006, from $4.918 million to $2.529 million. During the first quarter of 2006, a $1.646 million commercial real estate loan in non-accrual status was paid-off in full by a related party of the borrower. In addition, during the first quarter of 2006, an $871 thousand loan, previously recorded as a troubled debt restructured loan, was removed from troubled debt status. At December 31, 2006, the loan was performing and yielding a market rate. And finally, during the first quarter, we charged-off a $746 thousand loan to one of our large commercial borrowers, which was previously on non-accrual status. The decrease in non-performing loans was offset by the addition of six (6) commercial real estate loans totaling $1.093 million, two (2) residential real estate loans totaling $450 thousand and one (1) commercial loan with a $163 thousand balance being placed on non-accrual status during 2006.

Other Real Estate Owned and Repossessed Assets. Other Real Estate Owned (“OREO”) consists of properties formerly pledged as collateral on loans, which have been acquired by us through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. At both December 31, 2006 and December 31, 2005 we held insignificant amounts of OREO property totaling $20 thousand at December 31, 2005 and $103 thousand at December 31, 2006.

33-K

Index

Potential Problem Loans. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. Potential problem loans are typically loans classified by our loan rating system as “substandard.” Potential problem loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a higher credit classification. In addition, we hold an amount of commercial and commercial real estate loans with balances in excess of $1.0 million. We have identified through normal credit review procedures potential problem loans totaling $14.538 million or 3.6% of total loans outstanding at December 31, 2006. By comparison, at December 31, 2005, potential problem loans totaled $7.897 million or 2.0% of total loans outstanding.

The increase in potential problem loans from the period ended December 31, 2005 to the period ended December 31, 2006, was primarily due to a decline in the financial condition of several large commercial borrowers during 2006. Management cannot predict economic conditions or other factors which may impact each potential problem loan. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, become restructured, or require increased allowance coverage and provision for loan losses.

Loan Concentrations. We classify our loan portfolio by industry to determine and monitor the level of our loan concentrations. We generally consider industry concentrations when the total loan obligation (outstanding loans and unfunded loan commitments) to the industry exceeds 25% of the Company’s capital. At December 31, 2006 this was approximately $15.8 million. We also review geographic concentration and economic trends within each industry concentration to further segment and analyze the risk. The following narrative summarizes our concentrations of credit.

At December 31, 2006 we had one-hundred ten (110) loans to companies in the manufacturing sector with total loan obligations of $36.209 million. Nine (9) of the borrowers in this sector have aggregate credit facilities in excess of $1.0 million, totaling approximately $25 million. Nine (9) of the credit facilities provided to businesses within the manufacturing industry have either been placed on non-accrual status, identified as a potential problem loan, or identified as a “special mention” loan requiring special monitoring. For this reason we have increased our monitoring efforts of borrowers in the manufacturing sector by requiring semi-annual (or more frequent in some cases) credit performance reviews.

At December 31, 2006 we had $34.343 million of total loan obligations secured by commercial rental properties or to commercial real estate developers. We have eight (8) borrowers within this area of concentration with total loan obligations in excess of $1.0 million. The aggregate amount of loans outstanding to these eight (8) borrowers at December 31, 2006 was approximately $16.0 million. All of these loans were in compliance with contractual payment terms at December 31, 2006. The remaining portfolio was comprised of approximately eighty (80) loans and spread amongst a diverse group of properties and borrowers.

At December 31, 2006 we had $29.530 million of total loan obligations secured by residential rental properties. There are approximately 110 loans in this portfolio with an average loan size of $266 thousand. Criticized loans within this portfolio total approximately $2 million to four (4) borrowers and include two (2) relationships that are secured by mobile home parks. The geographic location of this portfolio is diverse.

At December 31, 2006 we had outstanding $27.924 million of total loans obligations to borrowers who operate in the hotel / motel industry. There are forty-four (44) loans to the hotel / motel industry with ten (10) relationships exceeding $1.0 million. The hotel / motel properties that we finance are geographically dispersed throughout our market area and the broader statewide region. All of these loans were performing at December 31, 2006.

At December 31, 2006 we had $27.207 million of total loan obligations automotive and other vehicle dealerships. These obligations are comprised of about twenty (20) borrowers, including eight (8) borrowers with dealer floor plan lines totaling $13.100 million. Due to the significant risk posed by dealer floor plan lending, management monitors the dealer floor plan loans by conducting inventory reviews on a monthly basis. At December 31, 2006, there were two (2) criticized borrowers within this area of industry concentration with $3.200 million in aggregate obligations.

Summary of Loss Experience (Charge-Offs) and Allowance for Loan Losses. The following table sets forth the analysis of the activity in the allowance for loan losses, including charge-offs and recoveries, for the periods indicated.

34-K

Index

Analysis of the Allowance for Loan Losses Table:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of year	$6,640	$6,250	$5,757	$5,392	$4,476
Charge offs:
Residential real estate (1)	56	20	133	174	93
Commercial real estate	2	0	51	0	0
Commercial (2)	1,161	364	121	193	402
Consumer	887	1,091	639	1,109	926
Total charge offs	2,106	1,475	944	1,476	1,421
Recoveries:
Residential real estate (1)	31	39	20	10	0
Commercial real estate	73	0	0	0	0
Commercial (2)	143	29	51	78	250
Consumer	339	217	166	188	167
Total recoveries	586	285	237	276	417
Net charge-offs	1,520	1,190	707	1,200	1,004
Provision for loan losses	1,560	1,580	1,200	1,565	1,920
Balance at end of year	$6,680	$6,640	$6,250	$5,757	$5,392
Ratio of net charge-offs during the year to average loans outstanding during the year	0.38%	0.30%	0.19%	0.33%	0.29%
Allowance for loan losses to total loans	1.65%	1.64%	1.60%	1.60%	1.50%
Allowance for loan losses to non-performing loans	264%	135%	227%	157%	172%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

The allowance for loan losses at December 31, 2006 was $6.680 million or 1.65% of gross loans outstanding. This compares to $6.640 million or 1.64% of loans outstanding at December 31, 2005. During 2006, net charge-offs on loans totaled $1.520 million. This compares to $1.190 million of net charge-offs in 2005, a $330 thousand or 27.7% net increase between the periods. During the first quarter of 2006, we recorded a $981 thousand charge-off on two loans to one of our large commercial borrowers. Prior to the first quarter of 2006, we allocated $826 thousand in the allowance for loan losses for the potential losses on these loans due to the weakened financial condition of the borrower. During the first quarter of 2006, we determined that a significant portion of the gross loans outstanding to this borrower were non-collectible, and therefore, charged-off $981 thousand to the allowance for loan losses.

We recorded $1.560 million in the provision for loan losses during 2006. This compares to $1.580 million in 2005, a $20 thousand or 1.3% decrease. The provision for loan losses did not change significantly between the periods due to the improvement of some credit quality factors offset by the deterioration of others. In particular, during 2006 we experienced a significant increase in potential problem loans and delinquency. This was offset by a decrease in non-performing loans and a reduction in net charge-offs during the last three quarters of the year. Management and the Board of Directors deemed the allowance for loan losses as adequate at December 31, 2006 and December 31, 2005.

Allocation of the Allowance for Loan Losses. We allocate our allowance for loan losses among the loan categories indicated in the following table. This allocation should not be interpreted as a projection of: (i) likely sources of future charge-offs, (ii) likely proportional distribution of future charge-offs among loan categories, or (iii) likely amounts of future charge-offs. Additionally, since management regards the allowance for loan losses as a general balance, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the designated categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance represented by the allocation is presented below for the periods indicated.

35-K

Index

Loan Loss Summary Allocation Table:

	At December 31,
	2006		2005		2004		2003		2002
Dollars in Thousands	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category
Residential real estate (1)	$501	7.5%	$595	9.0%	$670	10.7%	$545	9.5%	$718	13.3%
Commercial real estate	3,083	46.2%	3,171	47.8%	2,454	39.3%	2,248	39.0%	2,051	38.0%
Commercial (2)	1,462	21.9%	1,512	22.8%	1,435	23.0%	1,297	22.5%	1,282	23.8%
Consumer	1,114	16.7%	1,114	16.8%	1,080	17.3%	966	16.8%	1,017	18.9%
Unallocated	520	7.8%	248	3.7%	611	9.8%	701	12.2%	324	6.0%
Total	$6,680	100.0%	$6,640	100.0%	$6,250	100.0%	$5,757	100.0%	$5,392	100.0%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Other Non-earning Assets and Bank Owned Life Insurance

Cash and Due from Banks. In order to operate the Bank on a daily basis, it is necessary for us to maintain a limited amount of cash at our teller stations and within our vaults and ATMs to meet customers’ demands. In addition, we always maintain an amount of check and other presentment items in the process of collection (or float). We are also required to maintain a clearing / reserve balance at the Federal Reserve Bank of New York and minimum target balances at our correspondent banks. At December 31, 2006, we maintained $12.742 million or 1.7% of total assets in these categories of non-earning assets. This compares to $12.817 million or 1.7% of total assets at December 31, 2005.

Premises and Equipment. The net book value of premises and equipment decreased $744 thousand or 11.6%, from $6.430 million at December 31, 2005, to $5.686 million at December 31, 2006. During the fourth quarter of 2006, we sold our Norwich Town branch building and equipment to the landowner and building tenant, pursuant to a buy-out option in the master lease agreement with the landowner, which reduced premises and equipment (net) by $524 thousand.

Bank-Owned Life Insurance. The cash surrender value of the life insurance at December 31, 2006 was $16.108 million, as compared to $15.530 million at December 31, 2005. The increase was attributable to an increase in the cash surrender value of the policies between the periods totaling $578 thousand. The policies are issued by four life insurance companies who all carry strong financial strength ratings. The policies are issued on the lives of the Bank’s senior management.

Goodwill and Other Intangible Assets. During 2006 we did not make any branch or other purchases that required the recording of goodwill. In addition, management determined that no impairment of goodwill related to previous branch acquisitions was required in 2006. Goodwill was $4.518 million at December 31, 2006 and December 31, 2005.

Other intangible assets, net, which consist of identifiable core deposit intangibles from prior period branch purchases and customer list intangibles from prior period insurance agency purchases, totaled $520 thousand at December 31, 2006, versus $698 thousand at December 31, 2005. The $178 thousand reduction in other intangible assets between the periods was due to the amortization of both the core deposit intangible asset recorded in prior period bank branch acquisitions and the customer list intangible asset from a prior period insurance agency acquisition.

Other Assets. Other assets decreased by $683 thousand or 5.1%, from $13.279 million at December 31, 2005 to $12.596 million at December 31, 2006. Other assets are comprised of other real estate owned, interest receivable, prepaid dealer reserve, pension plan asset, computer software, net deferred tax assets, deferred taxes on investment securities, other assets, other prepaid items, and other accounts receivable. Several factors contributed to the net decrease in other assets between the periods. However, the largest contributing factor to the net decrease in other assets was the

36-K

Index

significant decrease in our pension asset. Under new accounting standards effective in the fourth quarter of 2006, for public companies, The Wilber Corporation was required to recognize previously unrecognized portions of their pension obligations through the balance sheet. The net impact of this new accounting standard was a net reduction in our other assets totaling $820 thousand.

Composition of Liabilities

Deposits. Deposits are our primary funding source. At December 31, 2006 deposits represented 90.0% of our total liabilities, compared to 88.3% at December 31, 2005. At December 31, 2005 our total deposits were $604.958 million. This compares to $629.044 million at December 31, 2006, a $24.086 million or 4.0% increase. The increase in total deposits between December 31, 2005 and December 31, 2006 was primarily attributable to a $22.878 million net increase in our certificates of deposit (over $100,000). In 2006 we were aggressive in pursuing municipal certificates of deposit, which comprise most of the increase in this category.

At December 31, 2006, $339.633 million or 54.0% of our total deposits were in deposit accounts without a stated maturity date, versus $289.411 million or 46.0% of total deposits in certificates of deposit at December 31, 2006. By comparison at December 31, 2005, we had $343.095 million or 56.7% of our total deposits in accounts without a stated maturity and $261.863 million or 43.3% of our total deposits in certificates of deposit.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2006.

Time Accounts Maturity Table:

	Maturity as of December 31, 2006
Dollars in Thousands	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Certificates of Deposit of $100,000 or more	$31,349	$24,187	$25,487	$20,002	$101,025
Certificates of Deposit less than $100,000	24,324	29,960	61,044	73,058	188,386

Total of time accounts	$55,673	$54,147	$86,531	$93,060	$289,411

Borrowings and Other Contractual Obligations. Total borrowed funds consist of short-term and long-term borrowings. Short-term borrowings include federal funds purchased, treasury, tax, and loan notes held for the benefit of the U.S. Treasury Department, and securities sold under agreements to repurchase with our customers and other third parties. Long-term borrowings consist of monies we borrowed from the FHLBNY for various funding requirements and wholesale funding strategies. At December 31, 2006, our ratio of borrowed funds (including short-term and long-term borrowings) to total liabilities decreased as compared to December 31, 2005. Total borrowed funds were $60.663 million or 8.7% of total liabilities at December 31, 2006, as compared to $71.829 million or 10.5% of total liabilities at December 31, 2005, an $11.166 million decrease between the periods. During 2006 we repaid our long-term borrowings at FHLBNY as they amortized and matured throughout the year. Management determined that there was no need to borrow additional long-term funds during 2006 due to a lack of strong loan demand. In addition, due to a poor interest rate environment, in particular the flat to inverted yield curve, management did not execute any new wholesale leverage transactions during 2006. See Note 8 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on our borrowed funds.

In connection with our financing and operating activities, we have entered into certain contractual obligations. Our future minimum cash payments, excluding interest, associated with these contractual obligations, including borrowed funds, operating leases and retirement plan obligations, at December 31, 2006 are as follows:

Contractual Obligations as of December 31, 2006
	Payments Due by Period
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$25,642	$6,185	$1,881	$1,723	$1,316	$5,457	$42,204
Operating lease obligations	116	76	51	48	39	778	1,108
Retirement plan obligations	777	827	827	860	913	11,506	15,710
Total contractual obligations	$26,535	$7,088	$2,759	$2,631	$2,268	$17,741	$59,022

37-K

Index

D. Results of Operations

a. Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary. Net income for 2006 was $7.152 million. This was $592 thousand or 7.6% less than 2005 net income of $7.744 million. Earnings per share were $0.66 in 2006, as compared to $0.69 in 2005, a $0.03 decrease between the periods. Our return on average assets declined from 1.02% in 2005 to 0.95% in 2006. Similarly, our return on average shareholders’ equity also declined from 11.40% in 2005 to 11.20% in 2006. A decrease in net interest income and an increase in non-interest expense were partially offset by a slight decrease in the provision for loan losses, an increase in non-interest income and a decrease in income taxes between the periods.

Throughout 2006 the yield curve was flat to inverted. This poor interest rate climate made it difficult for us to increase net interest income, particularly when earning assets were not growing significantly. Like most community banks, our bank earns some portion of its income by mismatching short-term liabilities with longer term earning assets. Our net interest income decreased $399 thousand or 1.6%, from $25.380 million in 2005 to $24.981 million in 2006. During 2006, the yield on our loan portfolio increased significantly as our variable rate loans repriced at higher interest rates due to increases in short-term interest rates during the first-half of the year. The increase in loan yields was offset by significant increases in interest expense on time and other deposit accounts and money market accounts. The increase in short-term interest rates drove-up the cost of time accounts, particularly certificates of deposit, and caused a shift of non-maturity deposit balances from low-cost savings and NOW accounts to higher-cost money market accounts. Between 2005 and 2006, interest income on loans increased $2.660 million, while the interest expense on money market and time and other deposit accounts increased $4.083 million.

During 2006 non-interest expense increased significantly. We incurred $18.966 million of non-interest expense in 2005, as compared to $20.032 million in 2006, a $1.066 million or 5.6% increase. During the second quarter of 2006 our market area was affected by a regional flood, which substantially damaged two of our branch offices, namely our Sidney, New York and Walton, New York branch offices. The damages, related clean-up and recovery charges caused us to record approximately $600 thousand of unanticipated non-interest expense.

Salaries expense increased from $9.040 million in 2005 to $9.369 million in 2006, a $329 thousand or 3.6% increase. In 2006 we raised employee salaries and commission payments for additional responsibilities and performance. We also increased staff to meet our regulatory compliance obligations and satisfy our expansion efforts.

Professional fees also increased significantly between the periods, from $709 thousand in 2005 to $892 thousand in 2006, a $183 thousand or 25.8% increase. The Company’s common stock self-tender offer in the second quarter of 2006 and the outsourcing of our internal audit function were the primary contributors to the increase.

The negative impact of a poor interest rate environment, the regional flood and the increase in salaries expense, was partially mitigated by an increase in non-interest income. Non-interest income increased from $5.625 million in 2005 to $5.969 million in 2006, a $344 thousand or 6.1% increase. The increase was attributable to several factors, including a $113 thousand increase in trust fees and a $222 thousand increase in other income between the periods.

The decrease in income before tax between 2005 and 2006 reduced income tax expense. We recorded $2.715 million of income taxes in 2005, versus $2.206 million in 2006 a $509 thousand or 18.7% decrease.

Net Interest Income. Net interest income is our most significant source of net revenue (net interest income plus non-interest income). During 2006, net interest income comprised 81% of our total revenues. The other 19% was due to non-interest income. This compares to 82% and 18%, respectively, for 2005. The following Asset and Yield Summary Table, Interest Rate Table and Rate and Volume Table and the associated narrative provide detailed net interest income information and analysis that are important to understanding our results of operations.

The following table summarizes the total dollar amount of interest income from average earnings assets and the resultant yields, as well as the interest expense and rate paid on average interest bearing liabilities. No tax equivalent adjustments were made for tax-exempt assets. The average balances presented are calculated using daily totals and averaging them for the period indicated.

38-K

Index

Asset and Yield Summary Table:

	For the Years Ended December 31,
	2006			2005			2004
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate

Earning Assets:
Federal funds sold	$11,548	$596	5.16%	$8,110	$270	3.33%	$6,346	$81	1.28%
Interest- bearing deposits	2,446	90	3.68%	9,006	449	4.99%	8,581	534	6.22%
Securities (1)	294,151	12,312	4.19%	297,965	11,908	4.00%	308,101	11,685	3.79%
Loans	402,200	30,343	7.54%	398,616	27,683	6.94%	373,348	24,865	6.66%
Total earning assets	710,345	43,341	6.10%	713,697	40,310	5.65%	696,376	37,165	5.34%

Non-earning assets	41,650			41,968			40,374
Total assets	$751,995			$755,665			$736,750

Liabilities:
Savings accounts	$87,453	$549	0.63%	$98,356	$677	0.69%	$95,657	$602	0.63%
Money market accounts	65,103	2,408	3.70%	42,667	1,145	2.68%	28,773	328	1.14%
NOW accounts	89,845	1,026	1.14%	112,042	1,134	1.01%	122,640	1,022	0.83%
Time & other deposit accounts	302,127	11,805	3.91%	277,649	8,984	3.24%	271,317	7,526	2.77%
Borrowings	67,908	2,572	3.79%	83,255	2,990	3.59%	82,929	3,283	3.96%
Total interest-bearing liabilities	612,436	18,360	3.00%	613,969	14,930	2.43%	601,316	12,761	2.12%

Non-interest bearing deposits	71,792			67,788			61,626
Other non-interest bearing liabilities	3,918			5,958			7,913
Total liabilities	688,146			687,715			670,855
Shareholders' equity	63,849			67,950			65,895
Total liabilities and shareholders' equity	$751,995			$755,665			$736,750
Net interest income		$24,981			$25,380			$24,404
Net interest rate spread (2)			3.10%			3.22%			3.22%
Net earning assets	$97,909			$99,728			$95,060
Net interest margin (3)			3.52%			3.56%			3.50%

Ratio of earning assets to interest-bearing liabilities	115.99%			116.24%			115.81%

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

Between 2005 and 2006, net interest income decreased $399 thousand or 1.6%. This decrease was due to a significant increase in the cost of our interest bearing liabilities (principally deposit funding) offset, in part, by increases in interest income on earning assets (principally loans).

39-K

Index

In June 2006 the Federal Open Market Committee raised the target Federal funds rate from 5.00% to 5.25%. This represented the seventeenth consecutive 25 basis point increase in the target Federal funds rate over a 2-year period. These actions, coupled with modest inflation expectations and a strong international appetite for U.S. Treasury securities resulted in a very flat and at times inverted yield curve throughout 2006, an interest rate environment which made it difficult for us to maintain or improve net interest margin. Historically, a portion of our net interest income has been earned from mismatching long-term earning assets with short-term interest bearing liabilities. Additionally, the higher interest rates during 2006 curbed the demand for new loans, which limited our ability to improve interest income. Average loans outstanding increased only modestly between 2005 and 2006. Specifically, average loans outstanding increased $3.584 million or 0.9% between the periods, from $398.616 million in 2005 to $402.200 million in 2006.

Between 2005 and 2006, total interest and dividend income increased $3.031 million or 7.5%, from $40.310 million in 2005 to $43.341 million in 2006. Most of the increase was due to an increase in the average yield on loans. Between 2005 and 2006, the weighted average yield on the loan portfolio increased 60 basis points, from 6.94% to 7.54%. This contributed $2.409 million of additional interest income between comparable periods. This represents 79.5% of the net increase in interest income between 2005 and 2006. During 2005 and 2006, the prime rate, the primary index rate for our variable rate loans, increased significantly. At January 1, 2005, the prime rate was 5.25%, as compared to 8.25% at December 31, 2006, a 300 basis point increase during the two-year period.

The increase in interest rates, particularly short-term interest rates, between the periods also increased our average yield on federal funds sold from 3.33% in 2005 to 5.16% in 2006 and our average yield on our investment securities portfolio from 4.00% in 2005 to 4.19% in 2006. The increase in the federal funds interest rate and the shorter average maturity on our deposit liabilities prompted us to increase the amount of federal funds sold during 2006. We maintained $11.548 million of average federal funds sold in 2006, as compared to $8.110 million in 2005. The net increase in interest income due to a higher federal funds rate and improved investment securities yields contributed an additional $730 thousand of interest income between the periods. Interest income on federal funds sold increased $326 thousand between the periods, from $270 thousand in 2005 to $596 thousand in 2006, while interest income on our securities portfolio increased $404 thousand, from $11.908 million in 2005 to $12.312 million in 2006. These increases in interest income were offset by a decrease in the average volume and average yield on interest bearing deposits held at other banks. During 2005 and 2006, we had several certificates of deposit at other financial institutions mature. This caused a decrease in the average balance and average rate in this category of earning assets from $9.006 million and 4.99% in 2005 to $2.446 million and 3.68% in 2006, respectively.

Although there was a modest decrease in the average volume of interest bearing liabilities between 2005 and 2006, the shift from lower cost deposits to higher cost deposits raised the average cost of interest-bearing liabilities from 2.43% in 2005 to 3.00% in 2006 and increased interest expense $3.430 million or 23.0%. Interest expense for 2005 was $14.930 million, as compared to $18.360 million in 2006. Between the comparable periods (2005 and 2006) there was a general increase in the level of interest rates. This prompted us, as well as our competitors, to raise the interest rate paid on interest-bearing deposit accounts, particularly the more interest-sensitive deposit accounts, such as money market accounts and time accounts. Between the periods we recorded a $2.515 million net increase in the cost of interest bearing deposit liabilities due to increase in interest rates. In addition, due to the higher interest rates, our customers increased the amount of deposits held in money market and time and other deposit accounts. The increased volume in these accounts contributed an additional $1.646 million of interest expense between comparable periods.

The flat to inverted yield curve that persisted throughout 2006 effectively eliminated wholesale leverage opportunities and reduced the economic benefit of borrowing funds throughout the year, causing us to reduce borrowings and, in turn, our earning assets. During 2006 our total borrowings averaged $67.908 million. This compares to average borrowings of $83.255 million during 2005, a $15.347 million or 18.4% decrease between the periods. The decrease in average borrowings, offset by an increase in borrowing rates, resulted in a net decrease in interest expense on borrowings of $418 thousand between the periods.

At December 31, 2006 the Treasury yield curve was slightly inverted. The 90-day Treasury bill was yielding 5.05% and the 10-year Treasury note was yielding 4.68%. This interest rate environment inhibits our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments. This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income. If this interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively.

40-K

Index

Comparative Interest Rate Table:

	2006				2005
Interest Rates (1)	December	September	June	March	December	September	June	March
Target Federal Funds Rate	5.25%	5.25%	5.25%	4.75%	4.25%	3.75%	3.25%	2.75%
NYC Prime	8.25%	8.25%	8.25%	7.75%	7.25%	6.75%	6.25%	5.75%
90 Day Treasury Bill	5.05%	4.89%	5.06%	4.64%	3.97%	3.48%	2.98%	2.78%
6 Month Treasury Bill	5.06%	5.01%	5.26%	4.82%	4.32%	3.87%	3.12%	3.09%
1 Year Treasury Note	4.96%	4.97%	5.27%	4.77%	4.37%	3.88%	3.40%	3.38%
2 Year Treasury Note	4.79%	4.69%	5.17%	4.79%	4.34%	4.08%	3.65%	3.83%
3 Year Treasury Note	4.71%	4.58%	5.14%	4.78%	4.30%	4.08%	3.69%	4.03%
5 Year Treasury Note	4.68%	4.55%	5.11%	4.77%	4.31%	4.14%	3.77%	4.27%
10 Year Treasury Note	4.68%	4.58%	5.15%	4.78%	4.34%	4.29%	4.00%	4.59%
Federal Housing Finance Board National Avg. Mortgage Contract Rate (2)	6.45%	6.75%	6.61%	6.31%	6.22%	5.83%	5.80%	5.68%

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

Rate and Volume Table:

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold	$184	$142	$326	$161	$28	$189
Interest-bearing deposits	(94)	(265)	(359)	(110)	25	(85)
Securities	557	(153)	404	621	(398)	223
Loans	2,409	251	2,660	1,091	1,727	2,818
Total earning assets	3,056	(25)	3,031	1,763	1,382	3,145

Interest bearing liabilities:
Savings accounts	(56)	(71)	(127)	58	17	75
Money market accounts	526	736	1,262	603	214	817
NOW accounts	134	(242)	(108)	205	(93)	112
Time & other deposit accounts	1,911	910	2,821	1,234	224	1,458
Borrowings	156	(574)	(418)	(306)	13	(293)
Total interest bearing liabilities	2,671	759	3,430	1,794	375	2,169

Change in net interest income	$385	($784)	($399)	($31)	$1,007	$976

Rate and Volume Analysis: The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

41-K

Index

Net interest income was $24.981 million in 2006. This compares to $25.380 million in 2005, a $399 thousand or 1.6% decrease between comparable periods. Although the decrease in net interest income between comparable periods was not drastic, several components of interest income and interest expense changed significantly between the periods due to both rate and volume factors.

Interest income increased $3.031 million between the periods due principally to an increase in the rate on earning assets. As interest rates rose between 2005 and 2006 the yield on federal funds sold, securities, and loans all increased. Together, the rate improvement on these three categories of earning assets contributed an additional $3.150 million of interest income between comparable periods. This was offset by a $94 thousand decrease in interest income on interest bearing deposits due to a change in rate between the periods. Between 2005 and 2006 the average yield on our loan portfolio increased 60 basis points, from 6.94% in 2005 to 7.54% in 2006. This increase contributed $2.409 million of additional interest income during 2006 or 78.8% of the total increase in interest income due to rate between the periods. A significant portion of our loan portfolio is indexed to the prime rate. As the prime rate increased during 2005 and the first six month of 2006, the yield on our variable rate loan portfolio climbed.

The $3.056 million net improvement in interest income on earning assets due to a change in rate between the periods was offset, in part, by a $25 thousand net reduction in interest income due to a decrease in the average volume of earning assets. During 2005, our average earning assets were $713.697 million, which compares to $710.345 million during 2006. The average volume of interest bearing deposits and securities decreased between the comparable periods, while the average volume of federal funds sold and loans increased slightly. The decrease in the average volume of interest bearing deposits and securities reduced interest income by $418 thousand between comparable periods. This was offset, in part, by a $393 thousand increase in interest income between comparable periods due to an increase in the average volume of federal fund sold and loans outstanding.

The $3.031 million increase in interest income between 2005 and 2006 was offset by a $3.430 million increase in the cost of interest bearing liabilities, $2.671 million due to the increase in rate and $759 thousand due to the increase in the volume of interest bearing liabilities. The interest expense recorded on our most interest-sensitive liabilities, including time and other deposits accounts and money market accounts, increased due to both an increase in volume and an increase in rate. Specifically, interest expense on time and other deposit accounts and interest expense on money market accounts increased $2.821 million and $1.262 million, respectively, over the comparable periods. Between the comparable periods, we raised the interest rates paid on our certificates of deposit to remain competitive within our market. This drove up the cost of time and other deposit accounts resulting in a $1.911 million increase in interest expense due to changes in rate. The remaining increase in interest expense on time and other deposit accounts between the periods totaling $910 thousand was due to an increase in volume as depositors transferred their monies from low-rate interest bearing deposit or demand deposit accounts to higher-yield certificates of deposit. Money market accounts experienced similar results. As interest rates increased between the periods, we raised the interest rates paid on our money market deposits, which increased interest expense $526 thousand on a comparable period basis. The higher interest rates attracted additional deposits, which resulted in an increase in interest expense due to a change in volume of $736 thousand. The average cost of our money market deposit accounts increased 101 basis points between comparable periods, from 2.69% in 2005 to 3.70% in 2006, while the average volume of money market deposit accounts increased from $42.668 million to $65.103 million over the same periods.

As short-term interest rates increased rapidly between the periods, we only modestly increased the interest rate on our NOW account deposits. This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a higher-rate deposit account. This decreased the average volume of NOW accounts between the periods from $112.042 million in 2005 to $89.845 million in 2006. The decrease in the average volume of NOW account deposits reduced interest expense by $242 thousand between comparable periods. This was offset, however, by a $134 thousand increase in interest expense on NOW account deposits due to a 13 basis point increase in the average rate paid between the periods.

In spite of rising interest rates between periods, we modestly reduced the average rate paid on our savings accounts from 0.69% in 2005 to 0.63% in 2006. The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods. The interest expense recorded on savings accounts decreased $127 thousand between 2005 and 2006, $71 thousand due to a decrease in average volume and $56 thousand due to a decrease in rate.

The interest expense on borrowings decreased $418 thousand between 2005 and 2006 due principally to the repayment of borrowed funds. Between the comparable periods, the average volume of borrowings decreased by $15.347 million, resulting in a $574 thousand decrease in interest expense due to changes in volume. This was offset, in part, by a $156 thousand increase in interest expense on borrowings between comparable periods due to higher interest rates.

42-K

Index

Provision for Loan Losses. We recorded a provision for loan losses of $1.560 million in 2006, as compared to $1.580 million in 2005, a $20 thousand decrease. During 2006 some of our credit quality measures worsened, while others improved. In particular, between the periods we experienced a significant increase in potential problem loans. During the first quarter of 2006, we downgraded some of our large commercial credits, which increased the level of potential problem loans from $7.897 million or 2.0% of loans outstanding at December 31, 2005 to $15.264 million or 3.8% of loans outstanding at March 31, 2006. At December 31, 2006 this level remained high at $14.538 million or 3.6% of loans outstanding. In addition, loans 30 to 89 days delinquent totaled $2.062 million or 0.51% of loans outstanding at December 31, 2005. This increased to $4.393 million or 1.08% of loans outstanding at December 31, 2006.

Additional increases in the provision for loan losses were mitigated by a decrease in non-performing loans between December 31, 2005 and December 31, 2006 and a declining level of net charge-offs during the last three quarters of 2006. Non-performing loans decreased from $4.918 million or 1.22% of loans outstanding at December 31, 2005 to $2.529 million or 0.62% of loans outstanding at December 31, 2006.

Although net charge-offs increased $330 thousand or 27.7% between comparable twelve-month periods, the trend during the last three quarters of 2006 were favorable. During the first quarter of 2006, we recorded a $981 thousand charge-off of one borrower’s loans with us, for which an allowance for loan losses had been previously allocated. This comprised 64.5% of our 2006 net charge-offs. During the last three quarters of 2006, we recorded net charge-offs of $436 thousand. This compares to $1.078 million of net charge-offs during the last three quarters of 2005.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commissions income, investment security gains / (losses), income on bank-owned life insurance, other service fees, and other income. Non-interest income increased $344 thousand or 6.1% in 2006, from $5.625 million in 2005 to $5.969 million in 2006. The net increase in non-interest income on a comparable period basis was due to net increases in trust fees, service charges on deposit accounts, net investment securities gains, bank-owned life insurance income and other income, offset, in part, by a decrease in commission income and other services fees.

Trust fees increased from $1.472 million in 2005 to $1.585 million in 2006, a $113 thousand or 7.7% increase between the periods. During 2006, executor and account closing fees increased $110 thousand or 93.2% due to the closing of several large estates and accounts. Executor and account closing fees totaled $228 thousand in 2006, as compared to $118 thousand in 2005. Fees on retained trust, investment management and custodial accounts remained relatively unchanged year over year.

During 2006 we recorded $1.659 million of service charges on deposit accounts. This compares to $1.615 million during 2005, a $44 thousand or 2.7% increase. During the third quarter of 2005 we reduced or eliminated select demand deposit and NOW account service charges to retain and attract new transaction accounts. The decrease in service fees on these accounts between comparable periods was offset by a $64 thousand increase in ATM fees between the comparable periods. During 2005 we raised the fee we charge non-customers to use our ATM network. The increase in this fee was the primary reason our ATM fees increased during 2006.

During 2006 we recognized net investment securities gains of $514 thousand. This compares to $469 thousand during 2005, a $45 thousand or 9.6% increase between the periods. The increase in net investment securities gains between the periods was due to two factors: an $89 thousand increase in gains of trading securities, offset by a $44 thousand decrease in gains on the sale and maturity of available-for-sale investment securities. During 2006 we recorded a net gain of $188 thousand on our trading securities portfolio. This compares to a $99 thousand net gain in 2005. Our trading securities portfolio consists of equity and debt securities held for the Company’s executive deferred compensation plan. The securities held by this plan performed better in 2006 than in 2005.

During 2006 we received proceeds from the sale and maturity of available-for-sale investment securities totaling $48.281 million. This generated net investment securities gains of $326 thousand. By comparison, during 2005 we received proceeds from the sale and maturity of available-for-sale investment securities totaling $70.300 million, which generated net investment securities gains of $370 thousand.

We hold life insurance policies on the lives of sixteen active and former executives of the Company. The cash surrender value of these policies totaled $16.108 million at December 31, 2006. Although we did not purchase any additional policies in 2006, the income on these policies increased from $555 thousand in 2005 to $578 thousand in 2006, a $23 thousand or 4.1% increase due to a modest increase in the net crediting amount provided by our insurance carriers.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of bank real estate, and distributions from two insurance trusts, in which the Bank participates. Other income increased from $554 thousand in 2005 to $776 thousand in 2006, a $222 thousand

43-K

Index

or 40.1% increase. The increase between the periods was due to several factors. In the second quarter of 2006, we recorded $67 thousand of other income due to the unanticipated recovery on a defaulted investment security. Between comparable periods we recorded a $76 thousand increase in investment services income due to increased investment service sales. During the third quarter of 2006, we sold a small parcel of land and house adjacent to one of our branch offices generating a $38 thousand gain on the sale. And finally, during the fourth quarter we received a $47 thousand net incentive payment from our ATM network provider to convert our ATM network. These increases were offset, in part, by a decrease in certain components of other income, including a $27 thousand decrease in rental income and a $36 thousand decrease in income from a title insurance agency in which we hold an ownership interest.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, and other miscellaneous service charges commissions and fees. Other service fees decreased $101 thousand or 21.4% between 2005 and 2006. The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions. We originate residential mortgage loans as an agent for a super-regional bank located in the Southeastern United States. During 2006 the regional housing market slowed and mortgage interest rates increased. Due to these factors we originated less mortgages under our agency arrangement during 2006, as compared to 2005. As a result, during 2005 we recorded $228 thousand of residential mortgage commissions, as compared to $153 thousand in 2006, a $75 thousand or 32.9% decrease.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang - Wilber LLC. During 2006 we recorded $487 thousand of commission income. This compares to $489 thousand in 2005. An increase in commission income from our Oneonta, New York and Walton, New York locations was offset by a significant decrease in commission income from our specialty lines agency located in Clifton Park, New York.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expense. Total non-interest expense increased $1.066 million or 5.6% on a comparable period basis, from $18.966 million in 2005 to $20.032 million in 2006. Between comparable periods, most categories of non-interest expense increased with the exception of employee benefits cost and advertising and marketing expense.

Salaries expense increased $329 thousand or 3.6% between the comparable periods, from $9.040 million in 2005 to $9.369 million in 2006. The increase between periods was due to increases in all three components of salary expense, namely base salaries and overtime, commission and incentive amounts and deferred compensation expense. Base salaries and overtime increased $87 thousand or 1.0% between the periods, from $8.692 million in 2005 to $8.779 million in 2006, due to an increase in staff and general increases in base salary amounts. Commission and incentive payments increased $121 thousand between the periods, from $281 thousand in 2005 to $402 thousand in 2006. And finally, the salaries expense related to the Company’s executive deferred compensation plan increased $121 thousand between the periods, from $66 thousand in 2005 to $188 thousand in 2006 due principally to the improved performance of the investments held for the benefit of the deferred compensation accounts.

We recorded employee benefits expense of $2.572 million in 2006. This compares to $2.612 million in 2005. The net decrease in employee benefits expense between comparable periods totaling $40 thousand or 1.5%, was due to several factors. In the first quarter of 2006, we froze our defined benefit pension plan and began making employer contributions to our 401k retirement plan. Due principally to the curtailment charge on the frozen defined benefit plan, we recorded a net increase in retirement benefits expense (defined benefit pension expense and 401k retirement expense) of $88 thousand between comparable periods. Retirement benefits expense increased from $574 thousand in 2005 to $662 thousand in 2006. F.I.C.A expense, group life insurance, group disability insurance, unemployment insurance, workers compensation and employee education expense each increased between comparable periods, combining for an additional $118 thousand of benefits expense. The increase in these costs were offset by a $182 thousand decrease in other benefits due, principally, to a reduction in the amount recorded to fund the Company’s supplemental executive retirement plan for two retired executives. In addition, our group health insurance expense decreased $64 thousand between comparable periods due to favorable claims experience.

Occupancy expense increased $162 thousand or 9.7% between 2005 and 2006. Occupancy expense totaled $1.840 million in 2006, as compared to $1.678 million in 2005. The increase was substantially due to a regional flood, which caused us to temporarily close our Walton and Sidney, New York branch offices; while a third office, our main office, was modestly damaged due to water intrusion. We incurred significant costs in 2006 to clean-up each of these offices. In addition, we entered into two lease agreements with a third party, to rent “bank-in-a-box” temporary banking facilities in the Walton and Sidney markets.

44-K

Index

Computer service fees increased $62 thousand or 8.3% between 2005 and 2006. We recorded $807 thousand of computer service fees in 2006, as compared to $745 thousand in 2005. The increase between the periods can be primarily attributed to a core computer system conversion completed during the third quarter of 2005. We converted our proprietary core computer operating system to a system more widely used throughout the banking industry. To operate the new system we entered into various software licensing agreements and maintenance contracts with several hardware and software computer system vendors, resulting in an increase in computer service fees.

Furniture and equipment expense also increased $29 thousand or 3.8% between periods, from $764 thousand in 2005 to $793 thousand in 2006. The increase was primarily due to an increase in expenditures on computer equipment related to the 2005 core system conversion.

Professional fees increased $183 thousand or 25.8% between comparable periods, from $709 thousand in 2005 to $892 thousand in 2006. The increase in professional fees was due to a couple of significant factors. In April 2006 we announced a self-tender offer for the Company’s common stock. To complete the offer we recorded $82 thousand of legal and other professional fees. In addition, in 2006 we engaged a regional accounting firm to perform our internal audit function. This increased professional fees $143 thousand over comparable periods. These increases were reduced by a $42 thousand net decrease in other components of legal and professional fees.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, loss on disposal / impairment of fixed assets and several other miscellaneous expenses. During 2006, other miscellaneous expenses increased $343 thousand or 11.8%, from $2.910 million in 2005 to $3.253 million in 2006. The following table itemizes certain components of other miscellaneous expenses that increased or (decreased) significantly between comparable periods.

Table of Other Miscellaneous Expenses:

	Year
Description of Other Miscellaneous Expense	2006	2005	Increase / (Decrease)
	dollars in thousands
Directors fees	$259	$200	$59
Collection and non-filing expense	186	127	59
Correspondent bank services	131	151	(20)
Donations	106	84	22
Dues and memberships	63	52	11
Office Supplies	290	318	(28)
Postage and shipping	234	270	(36)
Deferred reserves for unfunded loan commitments	(24)	12	(36)
Travel and entertainment	212	229	(17)
Software amortization	174	125	49
Other losses	18	36	(18)
Minority interest for Mang - Wilber LLC insurance agency subsidiary	79	90	(11)
Loss / (Gain) on Disposal / Impairment of Fixed Assets	362	(5)	367
All other miscellaneous expense items, net	1,163	1,221	(58)
Total Other Miscellaneous Expense	$3,253	$2,910	$343

Most of the amount recorded in the impairment / disposal of fixed assets in 2006 was due to flood related losses.

Income Taxes. Income tax expense decreased from $2.715 million in 2005 to $2.206 million in 2006, a $509 thousand or 18.7% decrease between the periods. The decrease in income tax expense was primarily due to a decreased amount of

45-K

Index

pre-tax income. Our effective tax rate decreased from 26.0% in 2005 to 23.6% in 2006 due to a greater percentage of our pre-tax income being generated from tax-exempt securities and bank-owned life insurance.

b. Comparison of Operating Results for the Years Ended December 31, 2005, and December 31, 2004

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary. Net income for 2005 was $7.744 million. This was $874 thousand or 10.1% less than 2004 net income of $8.618 million. This resulted in a $0.08 decrease in earnings per share. Earnings per share were $0.69 in 2005, as compared to $0.77 in 2004. Although net interest income and several components of non-interest income improved year over year, they were negated by an increase in non-interest expense, an increase in the provision for loan losses, and a decrease in net investment securities gains. In 2005 net interest income increased $976 thousand. This was principally due to an increase in both the volume and the yield on the loan portfolio. This improvement was offset by a $1.659 million increase in non-interest expense. In 2005 we incurred significant increases in most components of non-interest expense due to expansion activities, the core computer system conversion, and significant regulatory compliance efforts, including Sarbanes-Oxley Act compliance and Bank Secrecy Act / Anti-Money Laundering compliance.

During the fourth quarter of 2005, we recorded $800 thousand in the provision for loan losses to increase the allowance for loan losses to a level that reflected the estimated embedded losses in the portfolio. The substantial increase in the provision for loan losses during the fourth quarter of 2005 was principally due to the significant decline in the financial condition of one of our large commercial borrowers and increase in net charge-offs.

In 2004 we recorded $1.031 million of investment securities gains due principally to the sale of $12.986 million of available-for-sale investment securities. Low interest rates through the period allowed us to sell investment securities at substantial gains to their book value. During 2005 interest rates increased, which reduced the level of investment securities gains on available-for-sale securities. As a result, during 2005 we sold $9.350 million of available-for-sale investment securities and recorded $469 thousand of net investment securities gains.

Our return on average assets declined from 1.17% in 2004 to 1.02% in 2005. Similarly, our return on average shareholders’ equity also declined from 13.08% in 2004 to 11.40% in 2005. In 2005 average assets and average shareholders’ equity increased, while net income declined, resulting in a lower return on average assets and lower return on average equity.

Net Interest Income. Net interest income is our most significant source of earnings. During 2005, net interest income comprised 82% of our total revenues (the other 18% was due to non-interest income). This compares to 81% and 19%, respectively, for 2004. The Asset and Yield Summary Table, Rate and Volume Table in Item 7 D.a. above, the Comparative Interest Rate Table that follows, and the associated narrative provide detailed net interest income information and analysis that are important to understanding our results of operations.

Net interest income increased $976 thousand or 4.0% in 2005. During 2005 national interest rates increased (see comparative interest rate table below for an 8 quarter history of interest rates). These changes, particularly the changes to the national prime rate of interest (eight 25 basis point increases totaling 200 basis points), helped increase the average yield on loans from 6.66% in 2004 to 6.94% in 2005. During 2005 we maintained approximately $155 million in variable rate loans. The substantial majority of these variable rate loans were indexed to the national prime rate, which contributed to the improved yield on these assets. The interest income on our loan portfolio increased from $24.865 million in 2004 to $27.683 million in 2005, a $2.818 million or 11.3% increase. Also during the year, we increased the average dollar volume of loans outstanding through our loan production efforts and the acquisition of two (2) HSBC Bank U.S.A., N.A branch offices (“HSBC”). During 2004 our loans outstanding averaged $373.348 million, as compared to $398.616 million during 2005, a $25.268 million or 6.8% increase.

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

46-K

Index

The rising interest rate environment during 2005 and the HSBC branch office acquisition substantially increased the interest expense on our most interest rate sensitive deposits, namely money market and time and other deposit accounts. During 2005 the interest expense on these two categories of deposits increased $2.275 million, from $7.854 million in 2004 to $10.129 million in 2005. Throughout 2005 our competitors raised their deposit interest rates due to the higher national interest rate environment. To remain competitive and retain our customer’s deposit accounts, we also raised our deposit rates. This rate increase, coupled with the HSBC branch acquisition and slight increases in less interest sensitive savings and NOW account interest rates, our total cost of interest-bearing liabilities increased from 2.12% in 2004 to 2.43% in 2005, a 31 basis point increase.

At December 31, 2005 the Treasury yield curve was very flat. The six month Treasury bill was yielding 4.32% and the ten year Treasury notes were yielding 4.34%. This flat interest rate environment inhibited our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments. This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income.

Comparative Interest Rate Table:

	2005				2004
Interest Rates (1)	December	September	June	March	December	September	June	March
Target Federal Funds Rate	4.25%	3.75%	3.25%	2.75%	2.25%	1.75%	1.00%	1.00%
NYC Prime	7.25%	6.75%	6.25%	5.75%	5.25%	4.75%	4.00%	4.00%
90 Day Treasury Bill	3.97%	3.48%	2.98%	2.78%	2.23%	1.71%	1.32%	0.95%
6 Month Treasury Bill	4.32%	3.87%	3.12%	3.09%	2.56%	1.95%	1.68%	0.99%
1 Year Treasury Note	4.37%	3.88%	3.40%	3.38%	2.77%	2.14%	2.20%	1.17%
2 Year Treasury Note	4.34%	4.08%	3.65%	3.83%	3.09%	2.53%	2.84%	1.53%
3 Year Treasury Note	4.30%	4.08%	3.69%	4.03%	3.27%	2.81%	3.32%	1.93%
5 Year Treasury Note	4.31%	4.14%	3.77%	4.27%	3.65%	3.29%	3.97%	2.71%
10 Year Treasury Note	4.34%	4.29%	4.00%	4.59%	4.29%	4.04%	4.75%	3.76%
Federal Housing Finance Board National Avg. Mortgage Contract Rate (2)	6.22%	5.83%	5.80%	5.68%	5.65%	5.77%	5.73%	5.69%

(1) The yields and interest rates presented in this table are provided to us by a third party vendor on a bi-weekly basis. The interest rates provided in the table were obtained from the report nearest to the month-end.

(2) The Federal Housing Finance Board national average mortgage contract rate is presented with a one-month lag

Rate and Volume Analysis: During 2005 we recorded a $3.145 million increase in interest income and a $2.169 million increase in interest expense, netting a $976 thousand improvement in net interest income over 2004. Between the periods we recorded a $2.818 million increase in interest income on loans. This comprised 89.6% of the net increase in interest income between the periods. As mentioned above, we maintained an average variable rate loan portfolio of approximately $155 million throughout 2005. As interest rates climbed during 2005 the interest rates and resultant yields on these loans increased. In addition, during 2005 as loans matured or were repaid, they were replaced by new loans at higher rates of interest. Due to these factors, the amount of interest income recorded on loans due to changes in rate contributed an additional $1.091 million to interest income between 2004 and 2005. The increase in the average volume of loans outstanding between 2004 and 2005 (due to our HSBC branch acquisition and our loan production efforts) contributed an additional $1.727 million toward interest income between the periods.

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

During 2005 we recorded $449 thousand of interest income from interest-bearing deposits held at other banks. This compares with $534 thousand in 2004, an $85 thousand decrease. During the course of 2004 and 2005, $7.598 million of FDIC-insured certificates of deposit that were originally acquired during 2000 and 2001 in connection with an interest rate arbitrage wholesale leverage strategy matured. In addition, during the fourth quarter of 2004 we acquired $4.800 million of FDIC-insured certificates of deposit as part of a wholesale leverage strategy consummated in connection with the

47-K

Index

HSBC branch acquisition. The certificates of deposit acquired in the fourth quarter of 2004 were acquired at a much lower rate of interest than the certificates that had matured in connection with the 2000 / 2001 interest arbitrage wholesale leverage strategy. These activities resulted in a $110 thousand decrease in interest income due to rate and a $25 thousand increase in interest income due to an increase in the average volume between the periods.

During 2005 we maintained an average balance in our federal funds sold account of $8.110 million, compared to $6.346 million during 2004. In addition, throughout 2004 and 2005 the Federal Open Market Committee raised the target federal funds rate by 325 basis points (thirteen 25 basis point increases). Due to these changes, interest income on federal funds sold increased $189 thousand between 2004 and 2005, $161 thousand due to an increase in rate and $28 thousand due to the increase in volume of federal funds sold.

During 2005 the interest expense on all categories of our interest-bearing deposits increased relative to 2004. The most significant increases between the periods were recorded on our most interest-sensitive deposits, namely time and other deposit accounts and money market accounts. This was due to both the rapidly rising short-term interest rates throughout both periods and the HSBC branch acquisition consummated during the first quarter of 2005. The total increase in interest expense on interest-bearing deposits due to rate was $2.100 million. This compares to a net increase in interest expense on interest-bearing deposits due to volume of $362 thousand. Between the periods, the average volume of savings, money market, and time accounts increased, while the average volume of NOW accounts decreased. The decrease in NOW account volumes was principally due to a decrease in deposit balances in our Electronic Money Management Account, a consumer-oriented deposit account. The increase in the average volume of savings, money market and time accounts was principally due to the HSBC branch acquisition.

The total interest expense on our borrowings decreased from $3.283 million in 2004 to $2.990 million in 2005, a $293 thousand decrease. During 2005 we repaid $37.807 million of long-term borrowings. Most of these borrowings were borrowed in periods when borrowing costs were greater than the rates that prevailed during 2005. Although we re-borrowed $24.900 million of long-term borrowings during 2005, the rates of interest on these borrowings were lower than the rates of borrowings we repaid.

Provision for Loan Losses. During 2005 we recorded a provision for loan losses of $1.580 million, or 0.40% of average total loans outstanding, compares to $1.200 million, or 0.31% of average total loans outstanding in 2004. The increase was due to a decline in the credit quality of our loan portfolio between periods. During 2005, net loan charge-offs increased $483 thousand or 68.3%, from $707 thousand or 0.19% of average total loans outstanding in 2004 to $1.190 million or 0.30% of average total loans outstanding in 2005. Similarly, during 2005 we experienced an increase in the level of our non-performing loans. At December 31, 2005 we had $4.918 million of non-performing loans outstanding versus $2.751 million at December 31, 2004. This was a $2.167 million or 78.8% increase between the periods.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, investment security gains / (losses), income on bank-owned life insurance, other service fees, and other income. Non-interest income decreased modestly from $5.723 million in 2004 to $5.625 million in 2005. This represents a $98 thousand or 1.7% decrease. Increases in trust fees, service charges on deposit accounts, other service fees, and other income, were negatively offset by a significant decrease in net investment security gains, a modest decrease in commission income and a slight decrease in bank-owned life insurance income.

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

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang - Wilber LLC. During 2005 we recorded $489 thousand of commission income, as compared to $524 thousand in 2004, a $35 thousand or 6.7% decrease. During 2005 our agency did not renew coverage on several large commercial property and casualty insurance accounts due to competitive factors. In addition, the agency’s personal lines property and casualty “book of business” did not grow substantially between periods. These two factors resulted in a net decrease in commission income.

48-K

Index

During 2005, we recognized net pre-tax investment securities gains of $469 thousand. This was a $562 thousand or 54.5% decrease, as compared to 2004, when we recorded $1.031 million in net pre-tax investment securities gains. During 2005 we sold $9.350 million of available-for-sale investment securities and an additional $70.882 million in available-for-sale and held-to-maturity securities matured or were called. By comparison, during 2004 we sold $12.986 million of available-for-sale investment securities and had an additional $175.702 in available-for-sale and held-to-maturity securities mature or be called. The principal cash flows from matured, called, and sold investment securities and the realized gains generated from those principal cash flows were greater in 2004 than in 2005 due to historically low interest rates experienced during 2004.

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

Other service fees are comprised of numerous types of fee income, including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, and other miscellaneous service charges, commissions, and fees. Other service fees increased substantially year over year. During 2004 we recorded $286 thousand in other service fees, versus $471 thousand in 2005, a $185 thousand or 64.7% increase. The substantial majority of the increase in other services fees in 2005 was due to a substantial increase in mortgage commission income year over year. During 2005 we increased our marketing efforts and streamlined our mortgage origination process to increase the volume of mortgages we originate as agent for a large regional bank based in the Southeast. These efforts, coupled with the low mortgage rates prevalent during most of 2005, increased our mortgage origination fees by $159 thousand, from $69 thousand in 2004 to $228 thousand in 2005.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, rental of foreclosed real estate, and distributions from two insurance trusts, in which the Bank participates. Other income increased from $431 thousand in 2004 to $554 thousand in 2005, a $123 thousand or 28.5% increase. During 2004, we recorded $113 thousand of investment services income, as compared to $211 thousand in 2005, a $98 thousand or 86.7% increase. During 2003, we hired a financial planning and investment management specialist and licensed eight additional employees to sell investment services. The fee income improvements experienced in 2005 were the result of additional mutual fund, annuity, and investment securities sales generated by these employees. In addition, during 2005 we recorded a $25 thousand increase in other income due to the improved performance in a title insurance agency in which we hold an ownership interest. During 2004 we recorded $18 thousand of other income due to the title agency, as compared to $43 thousand in 2005. This improvement was offset by a $25 thousand decrease in the amount distributed from a credit life insurance trust in which we participate through our membership in the New York Bankers Association. During 2004 we received a $52 thousand distribution from this credit life insurance trust, versus $27 thousand in 2005.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other expense. Total non-interest expense increased from $17.307 million in 2004 to $18.966 million in 2005, a $1.659 million or 9.6% increase. During 2005, we acquired two branch offices from HSBC, opened a loan production office in Syracuse, New York, converted our core computer operating system, and completed significant compliance related projects, including documenting and testing our internal controls over financial reporting in compliance with the Sarbanes-Oxley Act (Section 404). These efforts resulted in significant increases in several categories of non-interest expense.

Salaries expense increased significantly in 2005. Total salaries expense in 2005 was $9.040 million versus $8.425 million in 2004, a $615 thousand or 7.3% increase. The $615 thousand increase between periods was due to several factors. To service the accounts acquired from HSBC we increased our teller and customer service staff by ten (10) full-time employees. During the second quarter of 2005 we opened a loan production office in Syracuse, New York, and hired two (2) additional staff members. In addition, throughout 2004 and 2005 we provided salary increases to various members of the Company’s staff for merit and cost of living purposes. And finally, due to our core computer system conversion and our Sarbanes-Oxley Act compliance efforts, we recorded $78 thousand in increased overtime wages. These increases were partially offset by a $227 thousand reduction in salaries expense related to the Company’s profit sharing incentive and commission plans.

In 2005 employee benefits expense increased $296 thousand or 12.8%, from $2.316 million in 2004 to $2.612 million in 2005. Although various components of benefits expense changed year over year, the increase was primarily attributable to three factors, namely group health insurance costs, F.I.C.A expense, and retirement plan costs. During 2005, we

49-K

Index

experienced higher claims on our partially self-insured group health insurance plan. This resulted in a $155 thousand increase in plan costs year over year. In addition, during 2005 the expense associated with our pension plan increased from $477 thousand in 2004 to $574 thousand in 2005, a $97 thousand increase. And finally, due to an increase in salaries expense, our F.I.C.A. tax increased from $580 thousand in 2004 to $639 thousand in 2005, a $59 thousand increase.

Occupancy expense and furniture and fixture expense both increased during 2005 due to our expansion activities, increased utilities cost, and increased property taxes. In 2004 we recorded total occupancy and furniture and fixture expenses of $2.286 million. This compares to $2.442 million in 2005, a $156 thousand or 6.8% increase. During 2005 our utilities cost increased $64 thousand due primarily to higher fuel prices. Our school and land taxes increased $33 thousand or 11.4% year over year due to increased property taxes assessed by the municipalities in which our main office and branch offices operate. In addition, we acquired an office building in the HSBC branch acquisition. And finally, building repair and maintenance costs due to increased snow removal costs and depreciation expense increased $27 thousand and $17 thousand, respectively, year over year.

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

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expense related to the Bank’s accounts receivable financing service, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, goodwill impairment, OREO expenses, gain / loss on the disposal of assets, minority interest expense, Amex® listing fees, and several other miscellaneous expenses. During 2005, other miscellaneous expenses increased $278 thousand, or 10.6%, from $2.632 million in 2004 to $2.910 million in 2005. The following table itemizes certain components of other miscellaneous expenses that increased or (decreased) significantly between the periods.

50-K

Index

Table of Other Miscellaneous Expenses:

	Year
Description of Other Miscellaneous Expense	2005	2004	Increase / (Decrease)
	dollars in thousands
Directors fees	$200	$150	$50
Accounts receivable financing servicing expense	165	152	13
Customer relations expense	79	67	12
Charitable donations	84	107	(23)
Office Supplies	318	261	57
Postage and Shipping	270	224	46
Travel and entertainment	229	198	31
Software amortization	183	165	18
Amortization of Intangible Assets	171	84	87
Minority interest for Mang - Wilber insurance agency subsidiary	90	110	(20)
Other losses	36	25	11
American stock exchange listing fees	20	73	(53)
(Gain) / loss on disposal of assets	(5)	30	(35)
All other expense items, net	1,070	986	84
Total Other Miscellaneous Expense	$2,910	$2,632	$278

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

E. Liquidity

Liquidity describes our ability to meet financial obligations in the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, to fund loans to customers, and to fund our current and planned expenditures. We are committed to maintaining a strong liquidity position. Accordingly, we monitor our liquidity position on a daily basis through our daily funds management process. This includes:

● maintaining the appropriate levels of currency throughout our branch system to meet the daily cash needs of our customers,
● balancing our mandated deposit or “reserve” requirements at the Federal Reserve Bank of New York,
● maintaining adequate cash balances at our correspondent banks, and
● assuring that adequate levels of federal funds sold, liquid assets, and borrowing resources are available to meet obligations, including reasonably anticipated daily fluctuations.

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis. The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the ALCO and the Bank’s Board of Directors. The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy. It was designed to provide an early warning signal for a potential liquidity crisis. Based on the limits established in the Asset and Liability Management Policy, we determined that the Bank was in a “1A” liquidity position at December 31, 2006, the strongest liquidity position based on management’s internal rating system.

In addition, every 90 days management prepares a sources and uses projection to estimate current and future sources and uses of liquidity. The 90 day sources and uses assessment is reviewed by our ALCO. The ALCO, based on this assessment and other data, determines our future funding or investment needs and strategies. The results of the 90 day sources and uses assessment is reported to the Board of Directors of the Bank quarterly. We were in compliance with all of its internal liquidity policy limits at December 31, 2006 and December 31, 2005. The following list represents the sources of funds available to meet our liquidity requirements. Our primary sources of funds are denoted by an asterisk (*).

51-K

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

Our liquidity position improved modestly between December 31, 2005 and December 31, 2006. We maintained adequate amounts of cash and cash equivalents at both period ends to meet anticipated short-term funding needs. In addition, our ability to meet unanticipated funding needs was strong. At December 31, 2006 we maintained $72.240 million of available-for-sale investment securities that could be pledged for borrowings or sold to meet unanticipated funding needs. This compares to $64.622 million at December 31, 2005. Our FHLBNY borrowing capacity increased between December 31, 2005 and December 31, 2006, due principally to continued repayment of borrowed funds throughout 2006. Our FHLBNY remaining borrowing capacity was $19.413 million at December 31, 2005, as compared to $24.128 million at December 31, 2006, a $4.715 million increase. In addition, at December 31, 2006 we maintained a $15.000 million unsecured credit facility at a correspondent bank, in the event we needed to borrow federal funds on an overnight basis. This compares to $10.000 million at December 31, 2005. And finally, at December 31, 2006 and December 31, 2005, our total loan to total asset ratio of 53.3% and 53.6%, respectively, were low relative to our comparative peer group of financial institutions.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	December 31,
Dollars in Thousands	2006	2005
Cash and Cash Equivalents	$25,859	$18,417
Available for Sale Investment Securities at Estimated Fair Value less Securities Pledged for State and Municipal Deposits and Borrowings	$72,240	$64,622
Total Loan to Total Asset Ratio	53.26%	53.63%
FHLBNY Remaining Borrowing Capacity	$24,128	$19,413
Available Correspondent Bank Lines of Credit	$15,000	$10,000

Our commitments to extend credit and stand-by letters of credit increased by $2.847 million or 3.3% between December 31, 2005 and December 31, 2006. At December 31, 2006, commitments to extend credit and stand-by letters of credit were $88.510 million, as compared to $85.663 million at December 31, 2005. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially impact our liquidity prospectively.

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

52-K

Index

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

Between December 31, 2005 and December 31, 2006 our total shareholders’ equity decreased $4.385 million or 6.5%. Total shareholders’ equity was $63.332 million at December 31, 2006, as compared to $67.717 million at December 31, 2005. The decrease in shareholders’ equity between the periods was due to several factors. During the second quarter of 2006, we completed a self-tender for 536,155 shares of the Company’s common stock. The shares were purchased at $11.40 per share plus $0.07 per share brokerage commission. As a result of this transaction, we reduced total shareholders’ equity by $6.150 million. The self-tender offer was completed to optimize the Company’s capital position, improve the return on equity and earnings per share for remaining shareholders and provide liquidity to shareholders wishing to divest some or all of their shares in the Company’s common stock. During the year we also purchased 40,600 additional shares into treasury under our stock repurchase program. As a result, our total treasury stock position increased from 2,815,727 at December 31, 2005 to 3,392,482 at December 31, 2006 and increased our total treasury stock (at cost) from $21.138 million at December 31, 2005 to $27.706 million at December 31, 2006, a $6.568 million increase in Treasury stock and decrease in total shareholders’ equity. The decrease in total shareholders’ equity due to our stock repurchase activities was offset, in part, by an increase in retained earnings totaling $3.021 million. During 2006, we earned $7.152 million in net income and declared and paid $4.131 million in cash dividends to shareholders. And finally, during 2006 we increased accumulated other comprehensive loss $838 thousand, from $2.409 million at December 31, 2005 to $3.247 million at December 31, 2006. The increase in accumulated other comprehensive loss was due to two factors. First, during the fourth quarter of 2006, we adopted Statement of Financial Accounting Standards No. 158 (“SFAS Statement No. 158”), “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” SFAS No. 158 required us to recognized the over funded or under funded status of our frozen defined benefit postretirement benefit plan. Due the adoption of this accounting standard, we recorded an $820 thousand decrease in total shareholders’ equity in 2006. Second, the change in the net unrealized loss on securities, net of taxes increased $18 thousand between December 31, 2005 and December 31, 2006.

The Company and the Bank are both subject to regulatory capital guidelines. Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain the minimum ratio of tier 1 capital to risk-weighted assets at 4.0% and the minimum ratio of total capital to risk-weighted assets ratio of 8.0%. Tier 1 capital is comprised of shareholders’ equity, less intangible assets and accumulated other comprehensive income. Total capital, for this risk-based capital standard, includes tier 1 capital plus the Company’s allowance for loan losses. Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%. The Company exceeded all capital adequacy guidelines and the Bank exceeded all well capitalized guidelines at December 31, 2006, and December 31, 2005. The Company’s tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at December 31, 2006, were 12.25% and 13.50%, respectively. This compares to 13.12% and 14.37%, respectively, at December 31, 2005. Additional details regarding the Company’s and the Bank’s capital ratios are set forth in Note 13 of the Company’s Consolidated Financial Statements located in PART II, Item 8, of this document.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of December 31, 2006, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was approximately $3.824 million. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

See PART II, Item 5 of this document, "Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuers Purchases of Equity Securities," for a recent history of the Company's cash dividend payments and stock sale and repurchase activities.

53-K

Index

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

Ultimately, the Bank’s Board of Directors is responsible for monitoring and managing market and interest rate risk. The Board accomplishes this objective by annually reviewing and approving an Asset and Liability Management Policy, which establishes broad risk limits and delegates responsibility to carry out asset and liability oversight and control to the Directors’ Loan and Investment Committee and management’s Asset and Liability Committee (“ALCO”).

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

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates. The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete. In other words, we assume it will take 6 months for a 3.00% shift to take place. This is also known as a “ramped” interest rate shock. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2007 and ending December 31, 2007, under ramped shock scenarios.

54-K

Index

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	11.25%	$24,383	(436)	-1.76%	-0.69%
2.00%	10.25%	$24,220	(599)	-2.41%	-0.95%
1.00%	9.25%	$24,387	(432)	-1.74%	-0.68%
No change	8.25%	$24,819	-	-	-
-1.00%	7.25%	$24,878	59	0.24%	0.09%
-2.00%	6.25%	$23,915	(904)	-3.64%	-1.43%
-3.00%	5.25%	$23,253	(1,566)	-6.31%	-2.47%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $599 thousand or 0.95% of total shareholders’ equity in a +2.00% ramped interest rate shock and $904 thousand or 1.43% of total shareholders’ equity in a -2.00% ramped interest rate shock. This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% ramped interest rate shock to -5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. But generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility. We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio. We also offer adjustable rate loan and deposit products that change as interest rates change. Approximately 26% of our total assets at December 31, 2006 were invested in adjustable rate loans and investments.

At December 31, 2006, the Treasury yield curve was inverted. This means short term Treasury yields exceeded long term Treasury yields. The six month Treasury bill yield was 5.06% at the end of December 2006, versus 4.68% for the ten year Treasury note. This inverted interest rate environment inhibits our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments. This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income. If this inverted interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively. In 2005 we earned $25.380 million of net interest income. This compares to $24.981 million in 2006, a $399 thousand or 1.6% decrease. Based on the interest rate sensitivity table above, we conservatively project that we will earn net interest income between $24.878 million and $23.915 million in 2007, if the inverted yield curve persists and the general level of interest rates remain relatively unchanged or increase or decrease by 200 basis points in a ramped manner during the year.

55-K

Index

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Wilber Corporation:

We have audited the accompanying consolidated statements of condition of The Wilber Corporation and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wilber Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Albany, New York
March 8, 2007

56-K

Index

The Wilber Corporation
Consolidated Statements of Condition

	December 31,	December 31,
dollars in thousands except share and per share data	2006	2005
Assets
Cash and Due from Banks	$12,742	$12,817
Time Deposits with Other Banks	800	2,700
Federal Funds Sold	12,317	2,900
Total Cash and Cash Equivalents	25,859	18,417
Securities
Trading, at Fair Value	1,625	1,542
Available-for-Sale, at Fair Value	233,559	240,350
Held-to-Maturity, Fair Value of $61,310 at December 31, 2006
and $53,837 at December 31, 2005	62,358	54,939
Loans	405,832	403,665
Allowance for Loan Losses	(6,680)	(6,640)
Loans, Net	399,152	397,025
Premises and Equipment, Net	5,686	6,430
Bank Owned Life Insurance	16,108	15,530
Goodwill	4,518	4,518
Intangible Assets, Net	520	698
Other Assets	12,596	13,279
Total Assets	$761,981	$752,728

Liabilities and Shareholders’ Equity
Deposits:
Demand	$71,914	$72,986
Savings, NOW and Money Market Deposit Accounts	243,249	244,484
Certificates of Deposit (Over $100M)	101,025	78,147
Certificates of Deposit (Under $100M)	188,386	183,716
Other Deposits	24,470	25,625
Total Deposits	629,044	604,958
Short-Term Borrowings	18,459	19,357
Long-Term Borrowings	42,204	52,472
Other Liabilities	8,942	8,224
Total Liabilities	698,649	685,011

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at December 31, 2006,
and December 31, 2005	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	89,921	86,900
Accumulated Other Comprehensive Loss	(3,247)	(2,409)
Treasury Stock at Cost, 3,392,482 Shares at December 31, 2006
and 2,815,727 Shares at December 31, 2005	(27,706)	(21,138)
Total Shareholders’ Equity	63,332	67,717
Total Liabilities and Shareholders’ Equity	$761,981	$752,728

See accompanying notes to Consolidated Financial Statements

57-K

Index

The Wilber Corporation
Consolidated Statements of Income
	Year Ended December 31,
dollars in thousands except share and per share data	2006	2005	2004
Interest and Dividend Income
Interest and Fees on Loans	$30,343	$27,683	$24,865
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	9,549	9,124	8,605
State and Municipal Obligations	2,499	2,569	2,665
Other	264	215	415
Interest on Federal Funds Sold and Time Deposits	686	719	615
Total Interest and Dividend Income	43,341	40,310	37,165

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	3,983	2,956	1,952
Certificates of Deposit (Over $100M)	3,842	2,445	2,197
Certificates of Deposit (Under $100M)	7,033	5,944	4,782
Other Deposits	930	595	547
Interest on Short-Term Borrowings	670	633	212
Interest on Long-Term Borrowings	1,902	2,357	3,071
Total Interest Expense	18,360	14,930	12,761
Net Interest Income	24,981	25,380	24,404
Provisions for Loan Losses	1,560	1,580	1,200
Net Interest Income After Provision for Loan Losses	23,421	23,800	23,204

Non Interest Income
Trust Fees	1,585	1,472	1,325
Service Charges on Deposit Accounts	1,659	1,615	1,556
Commissions Income	487	489	524
Investment Security Gains, Net	514	469	1,031
Increase in Cash Surrender Value of Bank Owned Life Insurance	578	555	570
Other Service Fees	370	471	286
Other Income	776	554	431
Total Non Interest Income	5,969	5,625	5,723

Non Interest Expense
Salaries	9,369	9,040	8,425
Employee Benefits	2,572	2,612	2,316
Occupancy Expense of Bank Premises	1,840	1,678	1,535
Furniture and Equipment Expense	793	764	751
Computer Service Fees	807	745	598
Advertising and Marketing	506	508	538
Professional Fees	892	709	512
Other Miscellaneous Expenses	3,253	2,910	2,632
Total Non Interest Expense	20,032	18,966	17,307
Income Before Taxes	9,358	10,459	11,620
Income Taxes	(2,206)	(2,715)	(3,002)
Net Income	$7,152	$7,744	$8,618

Weighted Average Shares Outstanding	10,813,076	11,169,730	11,207,215
Basic Earnings Per Share	$0.66	$0.69	$0.77

See accompanying notes to Consolidated Financial Statements

58-K

Index

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
dollars in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2003	$140	$4,224	$79,043	$1,272	$(20,375)	$64,304
Comprehensive Income:
Net Income	-	-	8,618	-	-	8,618
Change in Net Unrealized Income
on Securities, Net of Taxes	-	-	-	(876)	-	(876)
Total Comprehensive Income						7,742
Cash Dividends ($.38 per share)	-	-	(4,259)	-	-	(4,259)
Purchase of Treasury Stock (14,800 shares)	-	-	-	-	(182)	(182)
Balance December 31, 2004	$140	$4,224	$83,402	$396	$(20,557)	$67,605
Comprehensive Income:
Net Income	-	-	7,744	-	-	7,744
Change in Net Unrealized Income
on Securities, Net of Taxes	-	-	-	(2,805)	-	(2,805)
Total Comprehensive Income						4,939
Cash Dividends ($.38 per share)	-	-	(4,246)	-	-	(4,246)
Purchase of Treasury Stock (48,655 shares)	-	-		-	(581)	(581)
Balance December 31, 2005	$140	$4,224	$86,900	$(2,409)	$(21,138)	$67,717
Comprehensive Income:
Net Income	-	-	7,152	-	-	7,152
Change in Net Unrealized Loss
on Securities, Net of Taxes	-	-	-	(18)	-	(18)
Total Comprehensive Income						7,134
Adjustment to Initally Apply FASB
Statement No. 158, Net of Tax	-	-	-	(820)	-	(820)
Cash Dividends ($.38 per share)	-	-	(4,131)	-	-	(4,131)
Purchase of Treasury Stock (576,755 shares)	-	-	-	-	(6,568)	(6,568)
Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332

See accompanying notes to Consolidated Financial Statements.

59-K

Index

The Wilber Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
dollars in thousands	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$7,152	$7,744	$8,618
Adjustments to Reconcile Net Income to Net Cash
Used by Operating Activities:
Provision for Loan Losses	1,560	1,580	1,200
Depreciation and Amortization	1,133	1,151	1,022
Net Loss on Disposal/Impairment of Fixed Assets	324	5	(30)
Net Amortization of Premiums and Accretion of Discounts on Investments	647	1,027	2,180
Available-for-Sale Investment Security Gains, net	(326)	(370)	(871)
Deferred Income Tax Benefit	(130)	(138)	(56)
Other Real Estate Losses	0	0	41
Increase in Cash Surrender Value of Bank Owned Life Insurance	(578)	(555)	(570)
Net Decrease (Increase) in Trading Securities	105	61	(319)
Net Gains on Trading Securities	(188)	(99)	(160)
Decrease (Increase) in Other Assets	7	(180)	(302)
Increase (Decrease) in Other Liabilities	579	(223)	226
Net Cash Provided by Operating Activities	10,285	10,003	10,979

Cash Flows from Investing Activities:
Net Cash Acquired from Acquisition of a Branch	0	22,521	0
Proceeds from Maturities of Held-to-Maturity Investment Securities	7,507	9,932	24,150
Purchases of Held-to-Maturity Investment Securities	(15,061)	(5,528)	(39,767)
Proceeds from Maturities of Available-for-Sale Investment Securities	42,842	60,950	151,552
Proceeds from Sales of Available-for-Sale Investment Securities	5,637	9,350	12,986
Purchases of Available-for-Sale Investment Securities	(41,903)	(66,367)	(141,352)
Net Increase in Loans	(3,777)	(6,177)	(31,295)
Proceeds from Sale of Loans	0	0	294
Purchase of Premises and Equipment, Net of Disposals	(349)	(932)	(882)
Proceeds from Sale of Premises and Equipment	40	0	0
Proceeds from Sale of Other Real Estate	0	0	58
Net Cash (Used by) Provided by Investing Activities	(5,064)	23,749	(24,256)

Cash Flows from Financing Activities:
Net Decrease in Demand Deposits, Savings, NOW,
Money Market and Other Time Deposits	(3,462)	(8,100)	(8,614)
Net Increase (Decrease) in Certificates of Deposit	27,548	8,162	(90)
Net (Decrease) Increase in Short-Term Borrowings	(898)	(18,202)	17,541
Increase in Long-Term Borrowings	0	24,900	15,000
Repayment of Long-Term Borrowings	(10,268)	(37,807)	(5,470)
Purchase of Treasury Stock	(6,568)	(581)	(182)
Cash Dividends Paid	(4,131)	(4,246)	(4,259)
Net Cash Provided by (Used by) Financing Activities	2,221	(35,874)	13,926
Net Increase (Decrease) in Cash and Cash Equivalents	7,442	(2,122)	649
Cash and Cash Equivalents at Beginning of Year	18,417	20,539	19,890
Cash and Cash Equivalents at End of Year	$25,859	$18,417	$20,539

60-K

Index

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$18,082	$14,918	$12,852
Income Taxes	$2,727	$3,085	$2,874
Non Cash Investing Activities:
Change in Unrealized Loss on Securities	$(29)	$(4,596)	$(1,435)
Transfer of Loans to Other Real Estate	$83	$0	$157
Adjustment to Initally Apply FASB Statement No. 158, Net of Tax	$(820)	$0	$0
Fair Value of Tangible Assets Acquired	$0	$8,119	$0
Fair Value of Liabilities Assumed	$0	$32,967	$0

See accompanying notes to Consolidated Financial Statements.

61-K

Index

Note 1. Summary of Significant Accounting Policies

The Wilber Corporation (the Parent Company) operates 21 branches serving Otsego, Delaware, Schoharie, Ulster, Chenango, and Broome Counties through its wholly owned subsidiary Wilber National Bank (the Bank). The Company's primary source of revenue is interest earned on commercial, mortgage, and consumer loans to customers who are predominately individuals and small and middle-market businesses. Collectively, the Parent Company and the Bank are referred to herein as “the Company.”

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

Principles of Consolidation — The Consolidated Financial Statements include the accounts of the Parent Company and its wholly owned subsidiary after elimination of inter-company accounts and transactions. In the “Parent Company Only Financial Statements,” the investment in subsidiary is carried under the equity method of accounting.

Management’s Use of Estimates — The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Reclassifications — Whenever necessary, reclassifications are made to prior period amounts to conform to current year presentation.

Cash Equivalents — The Company considers amounts due from correspondent banks, cash items in process of collection, federal funds sold and time deposit balances with other banks to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities — The Company classifies its investment securities at date of purchase as either held-to-maturity, available-for-sale or trading. Held-to-maturity securities are those for which the Company has the intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in shareholders' equity as accumulated other comprehensive income (loss), net of the applicable income tax effect. Trading securities are reported at fair value, with unrealized gains and losses reflected in the income statement. Transfers of securities between categories are recorded at full value at the date of transfer.

Non-marketable equity securities, including Federal Reserve and FHLBNY stock required for membership in those organizations, are carried at cost.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the level yield method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in securities gains (losses). The cost of securities sold is based on the specific identification method.

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Loans — Loans are reported at their outstanding principal balance. Interest income on loans is accrued based upon the principal amount outstanding.

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

62-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

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

A loan is considered to be a troubled debt restructured loan (TDR) when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

Allowance for Loan Losses — The allowance for loan losses is the amount, which in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. The allowance is determined based upon numerous considerations, including local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the external loan review and management, as well as consideration of volume and trends of delinquencies, non-performing loans, and loan charge-offs. As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company’s impaired loans are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Other Real Estate Owned (“OREO”) — Other real estate owned consists of properties formerly pledged as collateral on loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Bank Premises and Equipment — Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets, which range from 15 to 40 years for buildings and from 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

Bank-Owned Life Insurance (“BOLI”) — The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax preferred status of increases in life insurance cash values and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated statements of condition that provides monthly tax-free income to the Company. In

63-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

addition to interest risk related to BOLI investments, there is also credit risk related to insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is stated on the Company's consolidated statements of condition at its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statements of income.

Income Taxes — Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Pension Costs — The Company maintains a noncontributory, defined benefit pension plan covering substantially all employees, as well as supplemental employee retirement plans covering certain executives. Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statement No. 87,88,106 and 132”, which requires the Company to recognize the over funded or under funded status of a single employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains and losses, prior service costs or credits, and transition assets or obligations that have not been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. The incremental impact of adopting SFAS No. 158 at December 31, 2006 was an increase to accumulated other comprehensive loss of approximately $820,000, a decrease to other assets for pension benefits (classified as other assets) of approximately $1,344,000 and an increase in the deferred tax asset (classified as other assets) of approximately $524,000.

Treasury Stock — Treasury stock acquisitions are recorded at cost. Subsequent sales of treasury stock are recorded on an average cost basis. Gains on the sale of treasury stock are credited to additional paid-in-capital. Losses on the sale of treasury stock are charged to additional paid-in-capital to the extent of previous gains, otherwise charged to retained earnings.

Earnings Per Share — Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Entities with complex capital structures must also present diluted EPS, which reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The Company does not have a complex capital structure and, accordingly, has presented only basic EPS.

Trust Department — Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company.

Financial Instruments with Off-Balance Sheet Risk — The Bank is a party to other financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Comprehensive Income — For the Company, comprehensive income represents net income plus other comprehensive income (loss), which consists of the net change in unrealized gains or losses on securities available for sale, recorded net of income taxes, for the period and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale and in accordance with the adoption of SFAS No. 158, an adjustment to initially apply the effects of this adoption as of the balance sheet dates, net of income taxes.

Segment Reporting — The Company's operations are solely in the community banking industry and include the provision of traditional commercial banking services. The Company operates solely in the geographical region of Central New York State. The Company has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

64-K

Index

Goodwill and Other Intangible Assets —Acquired intangible assets (other than goodwill) are amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment on an annual basis.

When facts and circumstances indicate there may be an impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset carrying value, using estimates of the undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value.

Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. In these tests, the fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of carrying value over fair value.

65-K

Index

Note 2. Investment Securities

The amortized cost and fair value of investment securities are as follows:
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
dollars in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Treasuries	$10,963	$0	$156	$10,807
Obligations of U.S. Government Corporations and Agencies	21,486	0	150	21,336
Obligations of States and Political Subdivisions	47,985	240	681	47,544
Mortgage-Backed Securities	149,400	100	3,414	146,086
Corporate Securities	2,274	0	7	2,267
Equity Securities	5,425	95	1	5,519
	$237,533	$435	$4,409	$233,559

Trading Portfolio	$1,296	$329	$0	$1,625

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$22,903	$48	$35	$22,916
Mortgage-Backed Securities	39,455	0	1,061	38,394
	$62,358	$48	$1,096	$61,310

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
dollars in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Treasuries	$10,952	$0	$86	$10,866
Obligations of U.S. Government Corporations and Agencies	25,444	0	353	25,091
Obligations of States and Political Subdivisions	55,080	519	961	54,638
Mortgage-Backed Securities	146,463	156	3,371	143,248
Equity Securities	6,356	154	3	6,507
	$244,295	$829	$4,774	$240,350

Trading Portfolio	$1,334	$208	$0	$1,542

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$10,655	$27	$49	$10,633
Mortgage-Backed Securities	44,284	1	1,081	43,204
	$54,939	$28	$1,130	$53,837

The following tables provide information on temporarily impaired securities:

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
dollars in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasuries	$0	$0	$10,808	$156	$10,808	$156
Obligations of U.S. Government
Corporations and Agencies	5,990	10	15,346	140	21,336	150
Obligations of States and Political Subdivisions	4,425	42	28,724	674	33,149	716
Mortgage-Backed Securities	35,204	206	138,972	4,269	174,176	4,475
Corporate Securities	2,267	7	0	0	2,267	7
Equity Securities	94	1	0	0	94	1
	$47,980	$266	$193,850	$5,239	$241,830	$5,505

66-K

Index

Note 2. Investment Securities, Continued

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
dollars in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasuries	$10,866	$86	$0	$0	$10,866	$86
Obligations of U.S. Government
Corporations and Agencies	15,255	193	9,837	160	25,092	353
Obligations of States and Political Subdivisions	17,608	235	18,296	775	35,904	1,010
Mortgage-Backed Securities	69,924	1,193	104,396	3,259	174,320	4,452
Equity Securities	210	3	0	0	210	3
	$113,863	$1,710	$132,529	$4,194	$246,392	$5,904

The above unrealized losses are considered temporary, based on the following:
U.S. Treasuries and agencies, State and political subdivisions: The unrealized losses on these investments were caused by market interest rate increases. The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery, which may be to maturity, these investments are not considered other-than-temporarily impaired.

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

The Company does not believe that the gross unrealized losses as of December 31, 2006, which is comprised 245 investment securities, represent an other than temporary impairment.

The amortized cost and fair value of debt securities by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are included based on the final contractual maturity date, while equity securities have no stated maturity and are excluded from the following tables.

	December 31, 2006
	Amortized	Fair
dollars in thousands	Cost	Value
Available-for-Sale Securities
Due in One Year or Less	$13,941	$13,880
Due After One Year Through Five Years	68,266	66,546
Due After Five Years Through Ten Years	68,385	67,298
Due After Ten Years	81,516	80,316
	$232,108	$228,040

	December 31, 2006
	Amortized	Fair
dollars in thousands	Cost	Value
Held-to-Maturity Securities
Due in One Year or Less	$13,980	$14,129
Due After One Year Through Five Years	3,300	3,332
Due After Five Years Through Ten Years	21,041	20,684
Due After Ten Years	24,037	23,165
	$62,358	$61,310

67-K

Index

Note 2. Investment Securities, Continued

The following table sets forth information with regard to securities gains and losses realized on sales or calls:

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Available -		Available -		Available -
dollars in thousands	-for-Sale	Trading	-for-Sale	Trading	-for-Sale	Trading
Gross Gains	$326	$188	$383	$99	$932	$161
Gross Losses	0	0	(13)	0	(61)	(1)
Net Securities Gains	$326	$188	$370	$99	$871	$160

The proceeds from sales of Available-for Sale investment securities were $5,637,000, $9,350,000 and $12,986,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Federal Home Loan Bank and Federal Reserve Bank stock of $2,933,000 at December 31, 2006, and $3,424,000 in 2005 is carried at cost as fair values are not readily determinable. Both investments are required for membership. At December 31, 2006, investment securities with an amortized cost of $168,411,000 and an estimated fair value of $165,013,000 were pledged as collateral for certain public deposits and other purposes as required or permitted by law.

Note 3. Loans

	December 31,
dollars in thousands	2006	2005
Residential Real Estate	$117,815	$124,367
Commercial Real Estate	152,128	143,552
Commercial	74,033	69,651
Consumer	61,856	66,095
	$405,832	$403,665
Less: Allowance for Loan Losses	(6,680)	(6,640)
Net Loans	$399,152	$397,025

At December 31, 2006, $52,033,000 in residential real estate loans were pledged as collateral for FHLBNY advances.

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

	December 31,
dollars in thousands	2006	2005
Balance at Beginning of Year	$6,596	$14,249
Loan Payments	(1,573)	(8,133)
New Loans and Advances	9,869	480
Ending Balance	$14,892	$6,596

68-K

Index

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:

	Year Ended December 31,
dollars in thousands	2006	2005	2004
Balance at Beginning of Year	$6,640	$6,250	$5,757
Provision for Loan Losses	1,560	1,580	1,200
Recoveries Credited	586	285	237
Loans Charged-Off	(2,106)	(1,475)	(944)
Ending Balance	$6,680	$6,640	$6,250

The following provides information on impaired loans for the periods presented:
	As of and For the Year
	Year Ended December 31,
dollars in thousands	2006	2005	2004
Impaired Loans	$1,896	$3,478	$2,411
Allowance for Impaired Loans	334	1,179	651
Average Recorded Investment in Impaired Loans	1,597	3,170	2,089

At December 31, 2006, $1,669,000 of the impaired loans had a specific reserve allocation of $334,000 compared to $3,478,000 of total impaired loans at December 31, 2005 with a related reserve of $1,179,000.

The company did not record any interest income related to impaired loans for the years ended Decmeber 31, 2006, 2005 and 2004.

The following table sets forth information with regards to non-performing loans:

	As of December 31,
dollars in thousands	2006	2005	2004
Loans in Non-Accrual Status	$2,347	$3,866	$2,561
Loans Contractually Past Due 90 Days or More
and Still Accruing Interest	182	181	190
Troubled Debt Restructured Loans	0	871	0
Total Non-Performing Loans	$2,529	$4,918	$2,751

The company did not record any interest income related to non-accrual loans for the years ended Decmeber 31, 2006, 2005 and 2004. Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $71,000 would have been recorded for the year ended December 31, 2006. In addition, in 2005 and 2004 interest income of $49,000, and $22,000, respectively, would have been recorded.

Had the troubled debt restructured loans performed in accordance with their original terms, the Company would have recorded interest income of $3,000 for the year ended December 31, 2005. Under the restructured terms, the Company recorded interest income of $4,000 for the year ended December 31, 2005.

69-K

Index

Note 5. Premises and Equipment
	December 31,
dollars in thousands	2006	2005
Land	$598	$599
Buildings	7,776	8,614
Furniture, Fixtures and Equipment	4,489	6,046
Construction in Progress	122	0
	$12,985	$15,259
Less: Accumulated Depreciation	(7,299)	(8,829)
	$5,686	$6,430

Depreciation expense was $729,000, $797,000, and $773,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets are presented in the following table:

	December 31,
dollars in thousands	2006	2005
Goodwill	$4,518	$4,518

Core Deposit Intangible	$777	$777
Other Intangible Assets	350	350
Total Intangible Assets	$1,127	$1,127
Accumulated Amortization	(607)	(429)
Intangible Assets, Net	$520	$698

Amortization expense on intangible assets was $178,000 for 2006, $171,000 for 2005, and $84,000 for 2004. The core deposit intangible and other intangible assets are amortized over a weighted average period of approximately 5 and 15 years, respectively.

Estimated annual amortization expense of intangible assets, absent any impairment or change in estimated useful lives is summarized as follows for each of the next five years:

dollars in thousands
2007	$129
2008	121
2009	121
2010	31
2011	23

Note 7. Time Deposits

Contractual maturities of time deposits were as follows:

	December 31, 2006
dollars in thousands	Amount	%
2007	$196,351	67.84
2008	62,822	21.71
2009	24,124	8.34
2010	5,040	1.74
2011	974	0.34
Thereafter	100	0.03
	$289,411	100.00%

70-K

Index

Note 8. Borrowings

The following is a summary of borrowings:

	December 31,
dollars in thousands	2006	2005
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	$16,748	$17,564
Treasury Tax and Loan Notes	1,711	1,793
Total Short-Term Borrowings	$18,459	$19,357

Long-Term Borrowings:
Advances from Federal Home Loan Bank of New York
Bearing Interest at 5.77%, Due January 2006	0	1,000
Bearing Interest at 1.81%, Due March 2006	0	3,000
Bearing Interest at 5.22%, Due July 2006	0	223
Bearing Interest at 4.30%, Due November 2010, Callable November 2006	0	4,000
Bearing Interest at 3.62%, Due February 2008, Callable February 2007	5,000	5,000
Bearing Interest at 2.35% to 2.43%, Due March 2007	5,500	5,500
Bearing Interest at 3.85%, Due March 2010, Callable March 2007	5,000	5,000
Bearing Interest at 3.05%, Due December 2012, Callable December 2007	8,000	8,000
Bearing Interest at 5.56%, Due July 2008	274	427
Bearing Interest at 4.31% Due November 2015, Callable November 2008	4,000	4,000
Bearing Interest at 5.03%, Due January 2009	696	992
Bearing Interest at 3.85%, Due January 2010	655	846
Bearing Interest at 3.12%, Due March 2011	2,256	2,735
Bearing Interest at 5.89% to 5.95%, Due July 2011	918	1,084
Bearing Interest at 5.30%, Due December 2011	1,148	1,340
Bearing Interest at 4.11%, Due January 2012	765	896
Bearing Interest at 4.42%, Due January 2015	848	932
Bearing Interest at 6.26%, Due July 2016	745	800
Bearing Interest at 5.77%, Due December 2016	1,523	1,631
Bearing Interest at 6.04%, Due January 2017	770	823
Bearing Interest at 6.46%, Due July 2021	422	439
Bearing Interest at 5.07%, Due January 2025	3,684	3,804
Total Long-Term Borrowings	$42,204	$52,472

Borrowings from the Federal Home Loan Bank of New York (FHLBNY) are collateralized by mortgage loans, mortgage-backed securities or other government agency securities. At December 31, 2006, $23,500,000 of the long term borrowings were collateralized by securities with an amortized cost and estimated fair value of $27,529,000 and $26,863,000, respectively. The remaining long term borrowings totaling $18,704,000 are collateralized by the Company's mortgage loans. At December 31, 2006, the Bank had a line of credit of $75,906,000 with the FHLB. However, based on outstanding borrowings at FHLB the total potential borrowing capacity on these lines is reduced to $24,128,000 at December 31, 2006.

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

Information related to short-term borrowings is as follows:
	As of and For the
	Year Ended December 31,
dollars in thousands	2006	2005	2004
Outstanding Balance at End of Period	$18,459	$19,357	$37,559
Average Interest Rate at End of Period	3.26%	3.30%	1.77%
Maximum Outstanding at any Month-End	25,778	39,447	37,559
Average Amount Outstanding during Period	19,980	22,747	17,288
Average Interest Rate during Period	3.36%	2.78%	1.23%
71-K

Index

Note 8. Borrowings, Continued

Average amounts outstanding and average interest rates are computed using weighted daily averages.

Securities sold under agreements to repurchase included in short-term borrowings represent the purchase of interests in government securities by the Bank’s customers or other third parties, which are repurchased by the Bank on the following business day or at stated maturity. The underlying securities are held in a third party custodian account and are under the Company’s control. The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $32,926,000 and $32,196,000 at December 31, 2006, respectively. These amounts are included in the total of investment securities pledged disclosed in Note 2.

Note 9. Income Taxes

Income tax expense attributable to income before taxes is comprised of the following:

	Year Ended December 31,
dollars in thousands	2006	2005	2004
Current:
Federal	$2,064	$2,541	$2,738
State	272	312	320
Total Current	2,336	2,853	3,058
Deferred:
Federal	(116)	(75)	(109)
State	(14)	(63)	53
Total Deferred	(130)	(138)	(56)
Total Income Tax Expense	$2,206	$2,715	$3,002

The components of deferred income taxes, which are included in the consolidated statements of condition are:

	Year Ended December 31,
dollars in thousands	2006	2005
Assets:
Allowance for Loan Losses	$2,601	$2,586
Deferred Compensation	1,356	1,341
Net Unrealized Loss on Securities
Available-for-Sale	1,548	1,537
Pension Assets - SFAS No. 158	524	0
Other	230	203
	6,259	5,667
Liabilities:
Securities Discount Accretion	315	280
Defined Benefit Pension Plan	1,442	1,544
Equity Investment	283	286
Goodwill Amortization	329	233
Other	307	406
	2,676	2,749
Net Deferred Tax Assets	$3,583	$2,918

72-K

Index

Note 9. Income Taxes, Continued

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

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
dollars in thousands	2006	2005	2004
Statutory Federal Income Tax Rate	34.0%	34.0%	34.0%
Variances from Statutory Rate:
State Income Tax, Net of Federal Tax Benefit	1.8	1.6	2.1
Tax Exempt Income	(13.2)	(12.1)	(10.2)
Other	1.0	2.5	(0.1)
Effective Tax Rate	23.6%	26.0%	25.8%

Note. 10. Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen. Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan. This plan is sponsored by the Company's bank subsidiary. Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company mantains the responsibility for funding the plan. The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. An annual minimum contribution was not required in 2006 because the plan is more than 100% funded. Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

As discussed in Note 1, the Company adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to (1) recognize the over funded or under funded status of defined benefit postretirement plans, which is measured as the difference between the plan assets at fair value and the benefit obligation, as an asset or liability in its balance sheet; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end balance sheet. SFAS No. 158 does not change how an employer determines the amount of net periodic benefit cost.

The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Statement of Condition as of December 31, 2006:

	Before		After
	Application of		Application of
dollars in thousands	Statement 158	Adjustments	Statement 158
Asset for Pension Benefits	$3,702	($1,344)	$2,358
Deferred Tax Asset	2,930	524	3,454
Total Assets	762,801	(820)	761,981
Accumulated Other Comprehensive Loss	(2,427)	(820)	(3,247)
Total Shareholders' Equity	64,152	(820)	63,332

73-K

Index

Note. 10. Employee Benefit Plans, Continued

The following table sets forth the components of pension expense (benefit) as well as changes in the plan’s projected benefit obligation and plan assets and the plan’s funded status and amounts recognized in the consolidated statements of condition based on a September 30 measurement date.

dollars in thousands	2006	2005
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$18,268	$16,050
Service Cost	413	682
Interest Cost	913	924
Actuarial Loss	(128)	1,305
Benefits Paid	(779)	(693)
Curtailment Loss	(2,977)	0
Projected Benefit Obligation at End of Year	$15,710	$18,268

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$17,028	$15,404
Actual Gain on Plan Assets	1,819	1,765
Employer Contribution	0	552
Benefits Paid	(779)	(693)
Fair Value of Plan Assets at End of Year	$18,068	$17,028

Funded (Unfunded) Status at End of Year	$2,358	$(1,240)

Amounts recognized in accumulated other comprehensive loss, net of tax, consist of the following:

dollars in thousands	2006
Net Loss (Gain)	$742
Prior Service Cost	78
$820

The estimated net loss and prior service cost, net of tax, that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year will be $0 and $78, respectively.

A reconciliation of the funded status at the end of the year to the amounts recognized in the Consolidated Statements of Condition as of December 31 follows:

dollars in thousands	2006	2005
Funded (Unfunded) Status	$2,358	$(1,240)
Unrecognized Net Actuarial Loss	0	4,849
Unrecognized Prior Service Cost	0	355
Pension Asset at End of Year	$2,358	$3,964

The following table presents a comparison of the accumulated benefit obligation and plan assets:

dollars in thousands	2006	2005
Projected Benefit Obligation	$15,710	$18,268
Accumulated Benefit Obligation	15,710	15,354
Fair Value of Plan Assets	18,068	17,028

74-K

Index

Note. 10. Employee Benefit Plans, Continued

Components of Net Periodic Benefit Cost are:

dollars in thousands	2006	2005	2004
Service Cost	$413	$682	$646
Interest Cost	913	924	839
Expected Return on Plan Assets	(1,375)	(1,247)	(1,142)
Net Amortization	122	215	200
Curtailment Expense	190	0	0
	$263	$574	$543

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of September 30:

	2006	2005	2004
Discount Rate	5.80%	5.50%	5.88%
Expected Return on Plan Assets	7.50%	8.00%	8.00%
Rate of Compensation Increase	N/A %	3.00%	3.00%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the years ended December 31:

	2006	2005	2004
Discount Rate	5.50%	5.88%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	3.00%	3.00%	3.00%

The plan's weighted average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	Plan Assets at
	September 30,
	2006	2005
Equity Securities	59.8%	58.8%
Debt Securities	39.9%	41.2%
Other	0.3%	0.0%
	100.0%	100.0%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next five years dollars in thousands
2007	$777
2008	827
2009	827
2010	860
2011	913
2012-2017	5,588

75-K

Index

Note. 10. Employee Benefit Plans, Continued

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

The equity portfolio consists of international securities and a diversified range of securities in the US equity markets. The fixed income portfolio focuses the purchase and sale of futures and options on futures on foreign currencies and foreign and domestic bonds, bond indices and short-term securities.

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

Supplemental Retirement Income Agreement
In addition to the Company’s noncontributory defined benefit pension plan, there are two supplemental employee retirement plans for two former executives. The amount of the liabilities recognized in the Company’s consolidated statements of condition associated with these plans was $905,000 at December 31, 2006 and $934,000 at December 31, 2005. For the years ended December 31, 2006, 2005, and 2004, the Company recognized $63,000, $194,000 and $178,000, respectively, of expense related to those plans. The discount rate used in determining the actuarial present values of the projected benefit obligations was 5.30% at December 31, 2006.

Note 11. Commitments and Contingencies

Financial instruments whose contract amounts represent credit risk consist of the following:

	December 31,
dollars in thousands	2006	2005
Commitments to Extend Credit	$81,536	$76,783
Standby Letters of Credit	6,974	8,880

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

76-K

Index

Note 11. Commitments and Contingencies, Continued

The estimated fair value of the Company’s stand-by letters of credit was $18 thousand, and $12 thousand at December 31, 2006 and December 31, 2005, respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company’s stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

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

77-K

Index

Note 12. Disclosures about Fair Value of Financial Instruments, Continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,		December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
dollars in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$25,859	$25,856	$18,417	$18,427
Securities	297,542	296,494	296,831	295,729
Loans	405,832	405,708	403,665	398,429
Allowance for Loan Losses	(6,680)	(6,680)	(6,640)	(6,640)
Net Loans	399,152	399,028	397,025	391,789
Accrued Interest Receivable	3,674	3,674	3,297	3,297
Financial Liabilities:
Demand	$71,914	$71,914	$72,986	$72,986
Savings, NOW and Money
Market Deposit Accounts	243,249	243,249	244,484	244,484
Certificates of Deposit	289,411	288,916	261,863	261,855
Other Deposits	24,470	24,469	25,625	25,623
Borrowings	60,663	58,892	71,829	70,638
Accrued Interest Payable	968	968	690	690

78-K

Index

Note 13. Regulatory Matters

The Company and the subsidiary bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and subsidiary bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The most recent notification from the Office of the Comptroller of the Currency categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed the subsidiary institution’s category.

			For Capital
	Actual:		Adequacy Purposes:		Well Capitalized:
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital to Risk-Weighted Assets:
The Company	$67,826	13.50%	$40,186	8.00%	N/A	N/A
Subsidiary Bank	$66,309	13.20%	$40,179	8.00%	$50,223	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$61,542	12.25%	$20,093	4.00%	N/A	N/A
Subsidiary Bank	$60,026	11.95%	$20,089	4.00%	$30,134	6.00%
Tier 1 Capital to Average Assets:
The Company	$61,542	8.11%	$30,367	4.00%	N/A	N/A
Subsidiary Bank	$60,026	7.92%	$30,330	4.00%	$37,913	5.00%

As of December 31, 2005
Total Capital to Risk-Weighted Assets:
The Company	$71,198	14.37%	$39,626	8.00%	N/A	N/A
Subsidiary Bank	$68,365	13.83%	$39,546	8.00%	$49,432	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$65,000	13.12%	$19,813	4.00%	N/A	N/A
Subsidiary Bank	$62,180	12.58%	$19,773	4.00%	$29,659	6.00%
Tier 1 Capital to Average Assets:
The Company	$65,000	8.71%	$29,846	4.00%	N/A	N/A
Subsidiary Bank	$62,180	8.35%	$29,798	4.00%	$37,247	5.00%

Banking regulations limit the amount of dividends that may be paid to shareholders. Generally, dividends are limited to retained net profits for the current year and two preceding years. At December 31, 2006, dividends totaling $3,824,000 could have been paid without prior regulatory approval.

79-K

Index

Note 14. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Year Ended December 31,
dollars in thousands	2006	2005	2004
Unrealized Holding Gains (Losses) Arising During the Period Net of Tax
(Pre-tax Amount of $297,000, ($4,226,000), and ($564,000))	$181	$(2,579)	$(344)
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($326,000),
($370,0000), and ($871,000))	(199)	(226)	(532)
Other Comprehensive Loss, Net of Tax of ($11,000), ($1,791,000)
and ($559,000)	$(18)	$(2,805)	$(876)

Note 15. Parent Company Only Financial Statements

Presented below are the condensed statements of condition December 31, 2006, and 2005 and statements of income and cash flows for each of the years in the three-year period ended December 31, 2006, for the Parent Company. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Statements of Condition
	December 31,
dollars in thousands	2006	2005
Assets
Cash and Cash Equivalents	$588	$1,593
Securities Available for Sale, at Estimated Fair Value	916	1,229
Investment in Subsidiary, Equity Basis	61,759	64,897
Other Assets	1,632	1,547
Total Assets	$64,895	$69,266

Liabilities and Shareholders’ Equity
Total Liabilities	$1,563	$1,549
Shareholders’ Equity	63,332	67,717
Total Liabilities and Shareholders’ Equity	$64,895	$69,266

Condensed Statements of Income
	December 31,
dollars in thousands	2006	2005	2004
Dividends from Subsidiary	$9,756	$5,305	$5,306
Interest and Other Dividend Income	75	89	47
Net Gain on Sale of Securities	165	0	95
	9,996	5,394	5,448

Operating Expense	682	606	301

Income Before Income Tax Benefit and Equity
in Undistributed Income of Subsidiary	9,314	4,788	5,147

Income Tax Benefit	(171)	(190)	(81)
Equity in Undistributed Income of Subsidiaries	(2,333)	2,766	3,390
Net Income	$7,152	$7,744	$8,618

80-K

Index

Note 15. Parent Company Only Financial Statements, Continued

Condensed Statements of Cash Flows
	Year Ended December 31,
dollars in thousands	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$7,152	$7,744	$8,618
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Investment Security Gains	(165)	0	(95)
(Increase) Decrease in Other Assets	(3)	16	(16)
(Decrease) Increase in Other Liabilities	(47)	(32)	91
Equity in Undistributed Income of Subsidiaries	2,333	(2,766)	(3,390)
Net Cash Provided by Operating Activities	9,270	4,962	5,208
Cash Flows from Investing Activities:
Proceeds from Sales of Available-for-Sale Securities	472	0	195
Purchase of Available-for-Sale Securities	(50)	(625)	0
Net Cash Provided by (Used by) Investing Activities	422	(625)	195
Cash Flows from Financing Activities:
Purchase of Treasury Stock	(6,569)	(581)	(182)
Cash Dividends	(4,128)	(4,246)	(4,259)
Net Cash Used in Financing Activities	(10,697)	(4,827)	(4,441)
Net (Decrease) Increase in Cash Equivalents	(1,005)	(490)	962
Cash and Cash Equivalents at Beginning of Year	1,593	2,083	1,121
Cash and Cash Equivalents at End of Year	$588	$1,593	$2,083

A statement of changes in shareholders' equity has not been presented since it is the same as the consolidated statement of changes in shareholders' equity previously presented.

Note 16. Federal Reserve Bank Requirement

The Company is required to maintain a clearing balance with the Federal Reserve Bank. The required clearing balance for the 14-day maintenance period ending January 3, 2007 was $1,300,000.

81-K

Index

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

We have established disclosure control procedures to ensure that material information related to the Company, its financial condition or results of operation, is made known to the officers that certify the Company’s financial reports and to other members of senior management and the Board of Directors. These procedures have been formalized through the formation of a Management Disclosure Committee and the adoption of a Management Disclosure Committee Charter and related disclosure certification process. The management disclosure committee is comprised of our senior management and meets at least quarterly to review periodic filings for full and proper disclosure of material information.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on the following page.

82-K

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Share holders of The Wilber Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that The Wilber Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Wilber Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of The Wilber Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

Albany, New York
March 8, 2007

83-K

Index

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors of the Registrant

Information contained under the captions Proposal II, "Election of Directors (introduction);" "The Nominees and Continuing Directors" and under "Corporate Governance - Board of Directors Executive Committee; “Audit and Compliance Committee;” “Compensation and Benefits Committee” and “Corporate Governance and Nominating Committee” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Executive Officers of the Registrant Who Are Not Directors

Information contained in Proposal II under the caption, "Executive Officers Who Are Not Directors," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

C. Compliance with Section 16(a) of The Exchange Act

Information contained under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

D. Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports; and compliance with applicable laws, rules, and regulations. The text of the Company’s Code of Ethics is posted and available on the Bank’s website (http://www.wilberbank.com) under 'About Us.'

E. Corporate Governance

There have been no material changes to the procedures by which shareholders of the Company may recommend director nominees to the Company’s Board.

Information contained under the captions “Corporate Governance - Our Audit and Compliance Committee”, “Report of the Audit Committee” and “Audit Committee Financial Expert” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information contained under the caption, "Compensation," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption, "Principal Owners of Our Common Stock," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

84-K

Index

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A. Related Transactions

Information contained under the caption, "Compensation - Transactions with Directors and Executive Officers," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Director Independence

Information contained under the captions “Corporate Governance - Audit and Compliance Committee”; “Compensation and Benefits Committee”, “Corporate Governance and Nominating Committee” and “Compensation Committee Report” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption, "Independent Auditors' Fees - Audit and Non-Audit Fees," and “Independent Auditors' Fees - Pre-Approval Policies and Procedures” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in PART II, Item 8, hereof:

-Independent Auditors’ Report
-Consolidated Balance Sheets at December 31, 2006 and 2005
-Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
-Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
-Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
-Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004
-Notes to Consolidated Financial Statements

(2) None.

(3) Exhibits: See Exhibit Index to this Form 10-K

(b) See Exhibit Index to this Form 10-K

(c) None.

85-K

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

Date:	March 12, 2007	By:	/s/ Douglas C. Gulotty
Douglas C. Gulotty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas C. Gulotty	President and Chief Executive Officer	March 12, 2007
Douglas C. Gulotty

/s/ Joseph E. Sutaris	Secretary, Treasurer and Chief Financial Officer	March 12, 2007
Joseph E. Sutaris

/s/ Brian R. Wright	Director, Chairman	March 12, 2007
Brian R. Wright

/s/ Alfred S. Whittet	Director, Vice Chairman	March 12, 2007
Alfred S. Whittet

/s/ Mary C. Albrecht	Director	March 12, 2007
Mary C. Albrecht

/s/ Olon T. Archer	Director	March 12, 2007
Olon T. Archer

/s/ Thomas J. Davis	Director	March 12, 2007
Thomas J. Davis

/s/ Joseph P. Mirabito	Director	March 12, 2007
Joseph P. Mirabito

/s/ James L. Seward	Director	March 12, 2007
James L. Seward

/s/ Geoffrey A. Smith	Director	March 12, 2007
Geoffrey A. Smith

/s/ David F. Wilber, III	Director	March 12, 2007
David F. Wilber, III

86-K

Index

No.	Document

3.1
Restated Certificate of Incorporation of The Wilber Corporation (incorporated by reference as Exhibit A of the Company’s Definitive Proxy Statement - Schedule 14A (File No. 001-31896) filed with the Securities and Exchange Commission on March 24, 2005)

3.2
Bylaws of The Wilber Corporation as Amended and Restated (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 27, 2005)

10.1
Deferred Compensation Agreement as Amended between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

10.2
Summary Plan Description for the Amended and Restated Wilber National Bank Split-Dollar Life Insurance Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.3
Amendment to the Wilber National Bank Split-Dollar Life Insurance Plan Agreement and Split-Dollar Policy Endorsement between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.3 of the Company’s Form 10/A Registration Statement (No. 001-31896) filed with the Securities and Exchange Commission on January 30, 2004)

10.8
Retention Bonus Agreement as Amended between Wilber National Bank and Douglas C. Gulotty (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

10.9
Retention Bonus Agreement as Amended between Wilber National Bank and Joseph E. Sutaris (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

10.11
Employment Agreement between Wilber National Bank and Douglas C. Gulotty (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

10.12
Employment Agreement between Wilber National Bank and Joseph E. Sutaris (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the Securities and Exchange Commission on January 6, 2006)

13	Annual Report to Shareholders (included in this annual report on Form 10-K)

14
Code of Ethics as Amended incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K, and available on the Company's website (http://www.wilberbank.com) under the link 'About Us.'

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

87-K