Form 10-Q
period 2007-03-31
Wilber CORP
filed 2007-05-10
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐ TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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
Yes ☐ No ☒

As of May 7, 2007, there were issued and outstanding 10,569,182 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Interim Unaudited Consolidated Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at March 31, 2007 and December 31, 2006
	D.	Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006
	E.	Liquidity
	F.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

ITEM 4T:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,
dollars in thousands except share and per share data	2007	2006
Assets
Cash and Due from Banks	$12,108	$12,742
Time Deposits with Other Banks	801	800
Federal Funds Sold	14,195	12,317
Total Cash and Cash Equivalents	27,104	25,859
Securities
Trading, at Fair Value	1,540	1,625
Available-for-Sale, at Fair Value	226,491	228,959
Held-to-Maturity, Fair Value of $57,537 at March 31, 2007,
and $61,310 at December 31, 2006	58,264	62,358
Other Investments	4,451	4,600
Loans	412,608	405,832
Allowance for Loan Losses	(6,718)	(6,680)
Loans, Net	405,890	399,152
Premises and Equipment, Net	5,637	5,686
Bank Owned Life Insurance	16,257	16,108
Goodwill	4,682	4,518
Intangible Assets, Net	486	520
Other Assets	13,201	12,596
Total Assets	$764,003	$761,981

Liabilities and Shareholders’ Equity
Deposits:
Demand	$69,510	$71,914
Savings, NOW and Money Market Deposit Accounts	251,292	243,249
Certificates of Deposit (Over $100M)	103,413	101,025
Certificates of Deposit (Under $100M)	188,319	188,386
Other Deposits	24,512	24,470
Total Deposits	637,046	629,044
Short-Term Borrowings	18,991	18,459
Long-Term Borrowings	36,178	42,204
Other Liabilities	6,990	8,942
Total Liabilities	699,205	698,649

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at March 31, 2007,
and December 31, 2006	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	90,866	89,921
Accumulated Other Comprehensive Loss	(2,726)	(3,247)
Treasury Stock at Cost, 3,392,482 Shares at March 31, 2007
and December 31, 2006	(27,706)	(27,706)
Total Shareholders’ Equity	64,798	63,332
Total Liabilities and Shareholders’ Equity	$764,003	$761,981

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended
	March 31,
dollars in thousands except share and per share data	2007	2006
Interest and Dividend Income
Interest and Fees on Loans	$7,689	$7,310
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,441	2,440
State and Municipal Obligations	647	597
Other	101	60
Interest on Federal Funds Sold and Time Deposits	236	63
Total Interest and Dividend Income	11,114	10,470

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	1,216	873
Certificates of Deposit (Over $100M)	1,138	783
Certificates of Deposit (Under $100M)	1,875	1,638
Other Deposits	250	221
Interest on Short-Term Borrowings	180	200
Interest on Long-Term Borrowings	391	505
Total Interest Expense	5,050	4,220
Net Interest Income	6,064	6,250
Provision for Loan Losses	260	420
Net Interest Income After Provision for Loan Losses	5,804	5,830

Non Interest Income
Trust Fees	380	389
Service Charges on Deposit Accounts	418	407
Commissions Income	146	186
Investment Security Gains, Net	47	293
Increase in Cash Surrender Value of Bank Owned Life Insurance	149	132
Other Service Fees	81	103
Gain on Disposal of Fixed Assets and Other Real Estate	359	0
Other Income	189	140
Total Non Interest Income	1,769	1,650

Non Interest Expense
Salaries	2,348	2,390
Employee Benefits	611	599
Occupancy Expense of Bank Premises	465	454
Furniture and Equipment Expense	210	184
Computer Service Fees	191	204
Advertising and Marketing	111	103
Professional Fees	268	232
Other Miscellaneous Expenses	772	685
Total Non Interest Expense	4,976	4,851
Income Before Taxes	2,597	2,629
Income Taxes	(648)	(676)
Net Income	$1,949	$1,953

Weighted Average Shares Outstanding	10,569,182	11,145,937
Basic Earnings Per Share	$0.18	$0.18

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
dollars in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2005	$140	$4,224	$86,900	$(2,409)	$(21,138)	$67,717
Comprehensive Income:
Net Income	-	-	1,953	-	-	1,953
Change in Net Unrealized Loss
on Securities, Net of Taxes	-	-	-	(831)	-	(831)
Total Comprehensive Income						1,122
Cash Dividends ($.095 per share)	-	-	(1,059)	-	-	(1,059)
Balance March 31, 2006	$140	$4,224	$87,794	$(3,240)	$(21,138)	$67,780

Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332
Comprehensive Income:
Net Income	-	-	1,949	-	-	1,949
Change in Net Unrealized Loss
on Securities, Net of Taxes	-	-	-	502	-	502
Change in Pension Asset, Net of Tax	-	-	-	19	-	19
Total Comprehensive Income						2,470
Cash Dividends ($.095 per share)	-	-	(1,004)	-	-	(1,004)
Balance March 31, 2007	$140	$4,224	$90,866	$(2,726)	$(27,706)	$64,798

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
dollars in thousands	2007	2006
Cash Flows from Operating Activities:
Net Income	$1,949	$1,953
Adjustments to Reconcile Net Income to Net Cash
(Used by) Provided by Operating Activities:
Provision for Loan Losses	260	420
Depreciation and Amortization	263	279
Net Amortization of Premiums and Accretion of Discounts on Investments	128	181
Gain on Disposal of Fixed Assets	(352)	0
Available-for-Sale Investment Security Gains, net	0	(197)
Other Real Estate Gains	(7)	0
Increase in Cash Surrender Value of Bank Owned Life Insurance	(149)	(132)
Net Decrease in Trading Securities	132	54
Net Gains on Trading Securities	(47)	(96)
Increase in Other Assets	(454)	(680)
Decrease in Other Liabilities	(2,174)	(1,695)
Net Cash (Used by) Provided by Operating Activities	(451)	87

Cash Flows from Investing Activities:
Net Cash Paid for Provantage Funding Corporation	(155)	0
Proceeds from Maturities of Held-to-Maturity Investment Securities	4,064	1,902
Purchases of Held-to-Maturity Investment Securities	0	(4,904)
Proceeds from Maturities of Available-for-Sale Investment Securities	10,907	7,559
Proceeds from Sales of Available-for-Sale Investment Securities	0	2,961
Purchases of Available-for-Sale Investment Securities	(7,715)	(13,705)
Net Decrease (Increase) in Other Investments	149	(272)
Net (Increase) Decrease in Loans	(6,698)	3,626
Purchase of Premises and Equipment, Net of Disposals	(387)	(119)
Proceeds from Sale of Other Real Estate	27	0
Net Cash Provided by (Used by) Investing Activities	192	(2,952)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	5,681	(7,100)
Net Increase in Certificates of Deposit	2,321	6,748
Net Increase in Short-Term Borrowings	532	14,006
Increase in Long-Term Borrowings	10,000	0
Repayment of Long-Term Borrowings	(16,026)	(4,585)
Cash Dividends Paid	(1,004)	(1,059)
Net Cash Provided by Financing Activities	1,504	8,010
Net Increase in Cash and Cash Equivalents	1,245	5,145
Cash and Cash Equivalents at Beginning of Year	25,859	18,417
Cash and Cash Equivalents at End of Period	$27,104	$23,562

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$5,002	$4,101
Income Taxes	$2,195	$2,712
Non Cash Investing Activities:
Change in Unrealized Gain (Loss) on Securities	$822	$(1,359)
Fair Value of Assets Acquired	$599	$0
Fair Value of Liabilities Assumed	$444	$0

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of The Wilber Corporation (the "Company"), its wholly owned subsidiaries Provantange Funding Corporation and Wilber National Bank (the "Bank"), and the Bank's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated statement of condition for December 31, 2006 was derived from the Company's 2006 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2006 and 2005, and the consolidated statements of income, consolidated statements of cash flows, consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006.  That data, along with the unaudited interim financial information presented in the consolidated statement of condition as of March 31, 2007, and the statements of income, the statements of changes in shareholders' equity and comprehensive income and cash flows for the three months ended March 31, 2007 and 2006 should be read in conjunction with the 2006 consolidated financial statements, including the notes thereto.

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

Note 3.  Guarantees

Stand-by letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The estimated fair value of the Company’s stand-by letters of credit was $22,000 and $18,000 at March 31, 2007 and December 31, 2006, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Index

Note 4. Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company mantains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. An annual minimum contirbution is not required in 2007 because the plan is more than 100% funded.  Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic (Benefit) Cost, based on a measurement date as of the prior September 30, are:

	Three Months Ended
	March 31,
dollars in thousands	2007	2006
Service Cost	$34	$106
Interest Cost	225	211
Expected Return on Plan Assets	(331)	(334)
Net Amortization	32	19
	$(40)	$2

The Company recorded $19,000, net of tax, as amortization of amounts previously recorded in accumulated other comprehensive income.

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended
	March 31,
dollars in thousands	2007	2006
Unrealized Holding Gains (Losses) Arising During the Period Net of Tax
(Pre-tax Amount of $822 and ($1,162))	$502	$(710)
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of $0 and ($197))	0	(121)
Change in Pension Asset (Pre-tax Amount of $32 and $0)	19	0
Other Comprehensive Income (Loss), Net of Tax of $333 and ($528)	$521	$(831)

Index

Note 6. Goodwill and Intangible Assets

In March 2007 the Company acquired 100% of the capital stock of Provantage Funding Corporation, a New York State licensed mortgage banker.  The transaction was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141").

The following is a summary of the transaction and the related assets acquired and liabilities assumed:

dollars in thousands
Accounts Receivable	48
Warehouse Line Receivable	306
Prepaid Assets & Other	33
Fixed Assets, net	48
Goodwill	164
Total Assets	$599

Accounts Payable	$13
Line of Credit	422
Income Taxes Payable	9
Total Liabilities	$444

Net Cash Paid for Provantage Funding Corporation	$155

The consolidated statement of income includes Provantage Funding Corporation operating results beginning March 1, 2007.  Included in the net cash paid for Provantage Funding Corporation is $18,000 of direct acquisition costs and $210,000 of cash and cash equivalents owned by Provantage Funding Corporation prior to the acquisition.  The fair value of all assets acquired and liabilities assumed were equal to the carrying values on Provantage Funding Corporation's statement of condition at the date of acquisition.

Note 7. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  There was no cumulative effect related to adopting FIN 48.

As of January 1, 2007, the Company’s unrecognized tax benefit totaled $52,000, which would impact the Company’s effective tax rate if recognized or reversed.  As a result of the expiration of the statute of limitations, it is reasonably possible that the unrecognized tax benefit will be reversed during the next 12 months.

The Company is currently open to audit by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company’s state income tax return is open to audit for the years ending December 31, 2002 through 2006, and the Company is currently undergoing an examination by New York State for the tax years 2003 and 2004.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of January 1, 2007, the Company had accrued $10,000 of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest was $11,000.

Index

Note 8. Impaired Loans

The following provides information on impaired loans for the periods presented:

	March 31,	December 31,
dollars in thousands	2007	2006
Impaired Loans	$4,329	$1,896
Allowance for Impaired Loans	517	334
Average Recorded Investment in Impaired Loans	4,240	1,597

At March 31, 2007, $4,259,000 of the impaired loans had a specific reserve allocation of $517,000 compared to $1,669,000 of total impaired loans at December 31, 2006 with a related reserve of $334,000.

The following table sets forth information with regard to non-performing loans:

	March 31,	December 31,
dollars in thousands	2007	2006
Loans in Non-Accrual Status	$2,775	$2,347
Loans Contractually Past Due 90 Days or More
and Still Accruing Interest	31	182
Troubled Debt Restructured Loans	2,255	0
Total Non-Performing Loans	$5,061	$2,529

The Company did not record any interest income related to non-accrual loans for the three-month period ended March 31, 2007.  Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $78,000 would have been recorded for the three-month period ended March 31, 2007.

Had the troubled debt restructured loans performed in accordance with their original terms, the Company would have recorded interest income of  $53,000 for the three-month period ended March 31, 2007.  Under the restructured terms, the Company recorded interest income of $56,000 for the three-month period ended March 31, 2007.

Index

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at March 31, 2007, as compared to December 31, 2006; and (ii) a comparison of our results of operations for the three-month period ended March 31, 2007, as compared to the three-month period ended March 31, 2006.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase in the cash surrender value on bank owned life insurance, other service fees, and other income.  Our non-interest expenses primarily consist of employee salaries, employee benefits, occupancy and equipment expense, advertising and marketing expense, computer service fees, professional fees and other miscellaneous expenses.  Results of operations are also influenced by general economic and competitive conditions (particularly changes in interest rates), government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s March 31, 2007, evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While we have concluded that the March 31, 2007, evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

Recent Accounting Pronouncements.  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management has not completed an evaluation of the impact of this standard.  Although early adoption of SFAS 159 is permitted, the Company has elected not to adopt it for its fiscal year which began January 1, 2007.

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  EITF 06-4 will require that the postretirement aspects of an endorsement-type split dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of life insurance.  Companies adopting EITF 06-4 will be able to choose between retrospective application to all prior periods or treating the application of EITF 06-4 as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the balance sheet.  EITF 06-4 will be effective for fiscal years beginning after December 15, 2007.  We currently have sixteen (16) split-dollar life insurance arrangements with past, current and retired executives of the Bank that will be subject to EITF 06-4.  We are currently evaluating the potential impact of EITF 06-4.

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

Index

B. Financial Condition and Performance Overview

During the first quarter of 2007, our financial condition did not change significantly.  Total assets increased only modestly between December 31, 2006 and March 31, 2007, and our balance sheet was not significantly impacted by any major asset sales, purchases or acquisitions.  Although we acquired all of the capital stock of Provantage Funding Corporation (“Provantage”), a New York State licensed mortgage banker, during the first quarter of 2007 it did not materially impact our financial condition.  As a result of the Provantage acquisition, we increased total assets by less than $1.0 million and recorded $164 thousand of goodwill.

 Between December 31, 2006 and March 31, 2007, two of our loan credit quality measures improved, while non-performing loans increased.  More specifically, non-performing loans increased significantly during the first quarter of 2007 due to the reclassification of two potential problem loans to troubled debt restructured status, while potential problem loans and loans 30 to 89 days delinquent decreased.  At March 31, 2007, the allowance for loan losses was $6.718 million or 1.63% of total loans outstanding.  This compares to $6.680 million or 1.65% of loans outstanding at December 31, 2006.  The allowance for loan losses as a percent of total loans decreased slightly due to an increase in total loans outstanding between December 31, 2006 and March 31, 2007.

Net income and earnings per share did not change significantly between the three-month period ended March 31, 2006 and the three-month period ended March 31, 2007.  During the first quarter of 2007, we recorded net income of $1.949 million or $0.18 per share, as compared to $1.953 million or $0.18 per share during the first quarter of 2006.  Net interest income decreased $186 thousand or 3.0% between the comparable periods due primarily to the persistence of a flat or inverted yield curve throughout the first quarter of 2007.  A flat or inverted yield curve environment inhibits our ability to improve or maintain an interest spread between our earning assets and interest bearing liabilities, which caused a reduction in net interest income between the periods.  The decrease in net interest income coupled with an increase in total non-interest expense negatively affected earnings between the periods.  The negative effect on earnings was offset, in part, by a decrease in the provision for loan losses and an increase in non-interest income.  During the first quarter of 2007, we recorded $260 thousand in the provision for loan losses, as compared to $420 thousand in the first quarter of 2006.  Non-interest income increased from $1.650 million in the first quarter of 2006 to $1.769 million in the first quarter of 2007, principally due to a $359 thousand increase in the gain on the disposal of fixed assets and other real estate between the periods.  In the first quarter of 2007, we recognized a deferred gain on the sale of our Norwich Town branch office building (and other equipment) to the landowner and recorded a $352 thousand gain on the sale.

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

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated.  Average balances are daily averages.

Index

	For the Three Months Ended March 31,
	2007			2006
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$17,228	$224	5.27%	$4,000	$44	4.46%
Interest bearing deposits	1,252	12	3.89%	2,314	19	3.33%
Securities (1)	292,139	3,189	4.43%	302,373	3,097	4.15%
Loans	407,992	7,689	7.64%	401,749	7,310	7.38%
Total earning assets	718,611	11,114	6.27%	710,436	10,470	5.98%

Non-earning assets	39,809			42,062
Total assets	$758,420			$752,498

Liabilities:
Savings accounts	$81,209	$127	0.63%	$92,406	$142	0.62%
Money market accounts	86,721	846	3.96%	53,122	451	3.44%
NOW accounts	80,280	243	1.23%	97,031	280	1.17%
Time & other deposit accounts	312,469	3,263	4.24%	293,476	2,642	3.65%
Borrowings	59,779	571	3.87%	75,507	705	3.79%
Total interest bearing liabilities	620,458	5,050	3.30%	611,542	4,220	2.80%

Non-interest bearing deposits	70,407			68,332
Other non-interest bearing liabilities	4,684			4,962
Total liabilities	695,549			684,836
Shareholders' equity	62,871			67,662
Total liabilities and shareholders' equity	$758,420			$752,498

Net interest income		$6,064			$6,250

Net interest rate spread (2)			2.97%			3.18%

Net earning assets	$98,153			$98,894

Net interest margin (3)			3.42%			3.57%

Net interest margin (tax-equivalent)			3.68%			3.81%

Ratio of earning assets to interest bearing liabilities	115.82%			116.17%

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

Index

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

Dollars in Thousands	At March 31, 2007	At December 31, 2006
Loans in Non-Accrual Status:
Residential real estate (1)	$699	$450
Commercial real estate	1,821	1,626
Commercial (2)	253	271
Consumer	2	0
Total non-accruing loans	2,775	2,347
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	31	182
Troubled Debt Restructured Loans	2,255	0
Total non-performing loans	5,061	2,529
Other real estate owned	86	103
Total non-performing assets	$5,147	$2,632
Total non-performing assets as a percentage of total assets	0.67%	0.35%
Total non-performing loans as a percentage of total loans	1.23%	0.62%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$6,680	$6,640

Charge offs:
Residential real estate (1)	3	7
Commercial real estate	5	2
Commercial (2)	98	983
Consumer	219	210
Total charge offs	325	1,202

Recoveries:
Residential real estate (1)	5	1
Commercial real estate	0	0
Commercial (2)	12	13
Consumer	86	104
Total recoveries	103	118

Net charge-offs	222	1,084
Provision for loan losses	260	420
Balance at end of period	$6,718	$5,976

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.22%	1.09%

Allowance for loan losses to total loans	1.63%	1.50%

Allowance for loan losses to non-performing loans	133%	298%

 (1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at March 31, 2007, and December 31, 2006

Overview.  During the first quarter of 2007, we experienced only modest growth in our total assets.  At March 31, 2007, total assets were $764.003 million.  This compares to $761.981 million in total assets at December 31, 2006, a $2.022 million or less than 1.0% increase during the quarter.  Although total assets did not increase significantly between the periods, there were some moderate increases and decreases in certain categories of assets and liabilities.  In particular, during the quarter we recorded slight increases in total loans and total deposits and modest decreases in total investment securities and long-term borrowings.

Total loans increased $6.776 million or 1.7% during the first quarter of 2007, from $405.832 million at December 31, 2006 to $412.608 million at March 31, 2007.  The increase in loans was, in part, offset by a slight decrease in investment securities during the quarter.

Total liabilities remained relatively unchanged between December 31, 2006 and March 31, 2007.  During the first quarter of 2007 we reduced long term borrowings by $6.026 million or 14.3% due to the call, amortization and maturity of various Federal Home Loan Bank of New York (“FHLBNY”) advances.  Conversely, we experienced an $8.043 million or 3.3% increase in the level of our interest bearing non-maturity deposit liabilities.  During the quarter, existing and new depositors continued to deposit their funds into our Wealth Management money market deposit product.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of impaired loans, the level of potential problem loans and the dollar amount and type of loan charge-offs we experience.  Between December 31, 2006 and March 31, 2007, the level of non-performing loans increased, while potential problems loans, and delinquent loans decreased.   Net charge-offs for the first quarter of 2007 were $222 thousand, as compared to $1.084 million in the first quarter of 2006.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans increased $2.532 million during the quarter, from $2.529 million at December 31, 2006 to $5.061 million at March 31, 2007.  At March 31, 2007 the total non-performing loans as a percentage of total loans outstanding was 1.23%.  This compares to 0.62% at December 31, 2006.  During the quarter, we restructured loans totaling $2.255 million for two commercial borrowers, whose businesses were experiencing operating difficulties.

Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million.  During the first quarter of 2007, potential problem loans decreased $1.871 million or 12.9%, from $14.538 million at December 31, 2006 to $12.667 million at March 31, 2007.  Potential problem loans as a percent of total loans outstanding equaled 3.1% at March 31, 2007, versus 3.6% at December 31, 2006.  The increase in non-performing loans was primarily caused by an increase in troubled debt restructurings.  The decrease in potential problem loans between December 31, 2006 and March 31, 2007 was principally due to the transfer of two potential problem loans totaling $2.255 million to troubled debt restructured status.  Both loans were in compliance with their restructured terms at March 31, 2007.  These loans were disclosed as potential problem loans at December 31, 2006.  Non-accrual loans and loans 90-days or more past due and still accruing interest increased $277 thousand between December 31, 2006 and March 31, 2007.

We recorded net loan charge-offs of $222 thousand during the three-month period ended March 31, 2007.  This compares to $1.084 million for the same period last year.  During the first quarter of 2006, we recorded $981 thousand in charge-offs for loans to one of our large commercial borrowers due to the deterioration in his financial condition.  Annualized net loan charge-offs as a percent of total loans outstanding was 0.22% for the three-month period ended March 31, 2007, versus 1.09% for the same period last year.

At March 31, 2007 loans that were 30 or more days delinquent (excluding non-performing loans) totaled $2.787 or 0.68% of loans outstanding.  By comparison, at December 31, 2006 we had $4.393 million or 1.08% of loans outstanding in this same category, a $1.606 million or 36.6% decrease.

The allowance for loan losses at March 31, 2007 was $6.718 million or 1.63% of gross loans outstanding.  This compares to $6.680 million or 1.65% of loans outstanding at December 31, 2006.  During the first quarter of 2007, we recorded net charge-offs of $222 thousand.  This compares to $260 thousand in the

Index

provision for loan losses.  The modest increase in the allowance for loan losses between December 31, 2006 and March 31, 2007 was principally due to a growth in total loans outstanding and modest increases in non-performing and potential problem loans.  Management and the Board of Directors deemed the allowance for loan losses as adequate at March 31, 2007 and December 31, 2006.

The credit quality of the investment securities portfolios, both available-for-sale and held-to-maturity, remained strong during the quarter.  At March 31, 2007, 99.8% of the securities held in the Company’s bond portfolio were rated “A” or better by Moody’s credit rating service; 95.9% were rated AAA.  By comparison, at December 31, 2006, 99.4% were rated “A” or better and 95.9% were rated AAA.

D. Comparison of Results of Operations for the Three-Months Ended March 31, 2007 and 2006

Overview.  During the first quarter of 2007, our net income and earnings per share were $1.949 million and $0.18, respectively.  These results were similar to the first quarter of 2006, in which, we earned $1.953 million of net income and earnings per share of $0.18.  Between comparable periods, we experienced a decline in net interest income due to the persistence of a flat to inverted yield curve.  During the first quarter of 2007, our net interest margin was 3.42% (3.68% on a tax-equivalent basis).  This compares to 3.57% (3.81% on a tax-equivalent basis) in the first quarter of 2006, a 15 basis point decrease between the periods.  In addition, during 2006 we repurchased 576,755 shares of the Company’s common stock (most, of which, was acquired in a self-tender transaction during the second quarter).  These transactions decreased the Company’s earning assets by $6.568 million, negatively impacting net interest income.  Net interest income for the first quarter of 2007 was $6.064 million.  This compares to $6.250 million in the first quarter of 2006, a $186 thousand or 3.0% decrease

On a comparable quarter basis, we recorded a net increase in non-interest income totaling $119 thousand or 7.2%.  Non-interest income was $1.769 million for the three-month period ended March 31, 2007.  This compares to $1.650 million in non-interest income for the three-month period ended March 31, 2006.  The major contributing factor for the increase was the recording of $359 thousand in gains on the disposal of fixed assets and other real estate during the quarter.  The improvement in non-interest income was negated by a $125 thousand or 2.6% increase in non-interest expense.  Most categories of non-interest expense increased between comparable periods except salaries expense and computer service fees.

The provision for loan losses decreased $160 thousand between the first quarter of 2006 and the first quarter of 2007 due primarily to a decrease in the level of delinquent loans and potential problem loans, offset by an increase in non-performing loans.  Additionally, net charge-offs for the first quarter of 2007 were $222 thousand, as compared to $1.084 million in the first quarter of 2006.

The slight decrease in net income resulted in a very slight decrease in the return on average assets and an improvement in the return on average shareholders’ equity.  Due principally to our share repurchase activities between the periods, average shareholders’ equity decreased from $67.662 million for the three-month period ended March 31, 2006 to $62.871 million for the three-month period ended March 31, 2007.  The decrease in shareholders’ equity helped increase the return on average equity from 11.71% in the first quarter of 2006 to 12.57% in the first quarter of 2007, an 86 basis point improvement.  The return on average assets, conversely, decreased from 1.05% in the first quarter of 2006 to 1.04% in the first quarter of 2007.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first quarter of 2007, net interest income comprised 77% of our net revenue (net interest income plus non-interest income).  This compares to 79% in the first quarter of 2006.  In the three-month period ended March 31, 2007, our net interest income was $6.064 million.  By comparison, for the three-month period ended March 31, 2006, our net interest income was $6.250 million.  The $186 thousand or 3.0% decrease in net interest income between comparable periods was principally due to a significant increase in the cost of our interest bearing liabilities (principally deposit funding), offset by increases in interest income on earning assets (principally loans).

In June 2006 the Federal Open Market Committee raised the target Federal funds rate to 5.25%.  This was the seventeenth consecutive 25 basis point increase in the target Federal funds rate over a 2-year period.  These actions caused the Treasury yield curve to become very flat to inverted, an interest rate environment which generally makes it difficult for us to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets

Index

with short-term interest bearing liabilities.  Although the Federal Open Market Committee has not raised the target Federal funds rate since its June 2006 meeting, the yield curve has remained very flat to inverted, thus providing us with limited opportunity to improve net interest income.

Between comparable quarterly periods, total interest and dividend income increased $644 thousand or 6.2%, from $10.470 million for the three-month period ended March 31, 2006 to $11.114 million for the three-month period ended March 31, 2007.  Between the quarterly periods, the weighted average yield on all categories of earning assets, including federal funds sold, interest bearing deposits (at other banks), investment securities and loans, increased.  Between the periods, maturing earning assets were replaced with new assets originated at higher rates of interest.  In addition, variable rate earning assets repriced at higher rates of interest due to an increase in short-term interest rates, (such as the prime rate and the federal funds target rate), between the periods.

The average yield on the securities portfolio increased 28 basis points between comparable quarters, from 4.15% in the first quarter of 2006 to 4.43% in the first quarter of 2007.  Similarly, the average yield on loans, our largest earning asset portfolio, increased 26 basis points between comparable quarters, from 7.38% in the first quarter of 2006 to 7.64% in the first quarter of 2007.  Between the periods, the prime rate, the primary index rate for our variable rate loans, increased 25 basis points.  This increase coupled with an increase in the average yield on our fixed rate loans, caused the increase in our loan yields between the periods.  In addition, the average volume of loans outstanding increased from $401.749 million in the three-month period ended March 31, 2006 to $407.992 million in the three-month period ended March 31, 2007.  The increase in loan yields and the increase in the average volume of loans outstanding contributed $379 thousand of additional interest income between comparable quarterly periods.

Between the comparable periods the average volume of federal funds sold increased $13.228 million, from $4.000 million for the three-month period ended March 31, 2006 to $17.228 million for the three-month period ended March 31, 2007.  The increase in average federal funds sold coupled with a slight increase in the federal funds yield generated an additional $180 thousand of interest income between the first quarter of 2006 and the first quarter of 2007.

Interest expense increased $830 thousand or 19.7% between the three-month period ended March 31, 2006 and the three-month period ended March 31, 2007.  We recorded total interest expense of $5.050 million for the three-month period ended March 31, 2007, as compared to $4.220 million for the three-month period ended March 31, 2006.  The increase in interest expense between the periods was due to two primary factors.  First, we recorded $846 thousand of interest expense on our money market deposit accounts in the first quarter of 2007.  This compares to $451 thousand in the first quarter of 2006, a $395 thousand increase between the periods.  In 2006, we introduced our Wealth Management money market deposit account.  The account provided depositors with a 4.0% interest rate throughout 2006 and the first quarter of 2007 and was offered to remain competitive with other financial institutions in our market.  As expected our existing deposit customers and new deposit customers transferred their funds into this account, raising the average balance in our money market deposit accounts from $53.122 million in the first quarter of 2006 to $86.721 million in the first quarter of 2007, a $33.599 million increase.  Second, between comparable periods, a significant portion of the certificate of deposit portfolio matured.  These funds were often reinvested in new certificates of deposit, generally at higher rates of interest.  In addition, we continued to increase the volume of certificates of deposit over $100,000 in an effort to increase our market share within the municipal sector.

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

Index

	For the Three Months Ended March 31,
	2007 vs. 2006
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal Funds Sold	$10	$170	$180
Interest Bearing Deposits	3	(10)	(7)
Securities	199	(107)	92
Loans	264	115	379
Total earning assets	476	168	644

Interest bearing liabilities:
Savings accounts	2	(17)	(15)
Money market accounts	75	320	395
NOW accounts	14	(51)	(37)
Time & other deposit accounts	414	207	621
Borrowings	15	(149)	(134)
Total interest bearing liabilities	520	310	830

Change in net interest income	$(44)	$(142)	$(186)

Interest income increased $644 thousand between the three-month period ended March 31, 2006 and the three-month period ended March 31, 2007, due principally to an increase in the rate on earning assets.  As interest rates rose between the periods, the yield on all categories of earning assets, including federal funds sold, interest bearing deposits (at other banks), securities and loans increased.  On a combined basis, the rate improvement on our earning assets contributed an additional $476 thousand of interest income between comparable periods.  The increase in the average yield on loans between the periods comprised $264 thousand of this increase, while the increase in the average yield on securities comprised $199 thousand of this increase.

Between the three-month periods ended March 31, 2006 and March 31, 2007, interest income increased $168 thousand due to an $8.175 million increase in the average volume of earning assets.  Between comparable quarters, the average volume of federal funds sold and loans increased, while the average volume of interest bearing deposits (at other banks) and securities decreased.  Between the comparable periods we increased the average volume of loans consistent with our strategic objective to grow the loan portfolio.  To counteract the interest rate risk associated with fixed rate loans and an increase in the volume of the variable rate deposit portfolio, we increased the average volume of federal funds sold between the periods.  The average size of the securities portfolio decreased between comparable periods due to these actions.

The $644 thousand increase in interest income was offset by an $830 thousand increase in the cost of interest bearing liabilities, $520 thousand due to the increase in rate and $310 thousand due to the increase in the volume of interest bearing liabilities.  The interest expense recorded on our most interest-sensitive liabilities, including time and other deposit accounts and money market accounts, increased due to both an increase in volume and an increase in rate.  Specifically, interest expense on time and other deposit accounts and interest expense on money market accounts increased $621 thousand and $395 thousand, respectively, over the comparable periods.  Between comparable periods, we raised the interest rates paid on certificates of deposit to remain competitive within our market.  This drove up the cost of time and other deposit accounts, resulting in a $414 thousand increase in interest expense due to rate.  The remaining increase in interest expense on time and other deposit accounts between the periods totaling $207 thousand was due to an increase in volume as depositors transferred their monies from low-rate interest bearing deposit or demand deposit accounts to higher-yield certificates of deposit.  Money market accounts experienced similar results.  As short-term interest rates increased between the periods, we raised the interest rates paid on our money market deposits, which increased interest expense $75 thousand on a comparable period basis.  The higher interest rates attracted additional deposits, which resulted in an increase in interest expense due to volume of $320 thousand.  The average cost of our money market deposit accounts increased from 3.44% for the three-month period ended March 31, 2006 to 3.96% for the three-month period ended March 31, 2007, while the average

Index

volume of money market deposit accounts increased from $53.122 million to $86.721 million over the same periods.

As short-term interest rates increased between the periods, we modestly increased the interest rate on our NOW account deposits.  The increase in short-term interest rates caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a higher-rate deposit account.  This decreased the average volume of NOW accounts between the periods from $97.031 million in the first quarter of 2006 to $80.280 million in the first quarter of 2007.  The decrease in the average volume of NOW account deposits reduced interest expense by $51 thousand between comparable periods.  This improvement was offset, however, by a $14 thousand increase in interest expense on NOW account deposits due to a 6 basis point increase in the average rate paid between the periods.

Between the comparable quarters, the weighted average rate paid on savings accounts remained approximately the same.  For the three-month period ended March 31, 2006, the average rate paid on savings accounts was 0.62%.   This compares to 0.63% for the three-month period ended March 31, 2007.  The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods.  The interest expense recorded on savings accounts due to changes in volume decreased $17 thousand between the periods.

The interest expense on borrowings decreased $134 thousand between comparable quarters due principally to the repayment of borrowed funds.  Between the comparable periods, the average volume of borrowings decreased by $15.728 million, resulting in a $149 thousand decrease in interest expense due to changes in volume.  This was offset by a $15 thousand increase in interest expense on borrowings between comparable periods due to higher interest rates.

Provision for Loan Losses.   We recorded a provision for loan losses of $260 thousand for the three- month period ended March 31, 2007, as compared to $420 thousand for the three-month period ended March 31, 2006, a $160 thousand decrease.  During the first quarter of 2006, most of our credit quality measures worsened, prompting an increase to provision for loan losses during the quarter to $420 thousand.  The most significant factor was a significant increase in potential problem loans.  In particular, we downgraded some of our large commercial credits, which increased the level of potential problem loans by $7.367 million, from $7.897 million at December 31, 2005 to $15.264 million at March 31, 2006.  By comparison, during the first quarter of 2007 we experienced a $1.871 million decrease in potential problem loans. Potential problem loans decreased from $14.538 million at December 31, 2006 to $12.667 million at March 31, 2007.  Similarly, the level of delinquent loans decreased $1.606 million or 36.6% between the periods.  Delinquent loans totaled $2.787 million or 0.68% of total loans outstanding at March 31, 2007, as compared to $4.393 million or 1.08% of total loans outstanding at December 31, 2006.  These improvements in credit quality were offset by an increase in non-performing loans between the periods.  Non-performing loans totaled $2.529 million at December 31, 2006, versus $5.061 million at March 31, 2007, a $2.532 million increase.  During the first quarter of 2007, we restructured two loans totaling $2.255 million and transferred them to troubled debt restructured status.  Prior to being restructured, we identified these two loans in our list of potential problem loans and recorded an amount in the provision for loan losses based on our anticipated losses.  Both loans were in compliance with their restructured terms at March 31, 2007.

Non-Interest Income.  Non-interest income increased from $1.650 million in the three-month period ended March 31, 2006, to $1.769 million in the three-month period ended March 31, 2007, a $119 thousand or 7.2% increase.  Between comparable periods we recorded increases in service charges on deposit accounts, bank-owned life insurance income, the gain on the disposal of fixed assets and other income; and decreases in trust fees, commissions income, investment securities gains (net) and other service fees.

Trust fees decreased $9 thousand or 2.3% between the comparable quarters, from $389 thousand for the quarter ended March 31, 2006, to $380 thousand for the quarter ended March 31, 2007.  During the first quarter of 2007, we recorded account termination and executor fees totaling $39 thousand. By comparison, during the first quarter of 2006 we recorded account termination fees and executor fees totaling $59 thousand, a $20 thousand decrease.  The decreases in these fees were offset, in part, by an $11 thousand net increase in trust, custodial, investment management and other account administration fees between the periods.

During the first quarter of 2007, we recorded $418 thousand of service charges on deposit accounts.

Index

This compares to $407 thousand during the first quarter of 2006, an $11 thousand or 2.7% increase.  The net increase in service charges on deposit accounts was primarily due to an increase in ATM fees.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang – Wilber LLC.  During the first quarter of 2007, we recorded $146 thousand of commission income.  This compares to $186 thousand during the first quarter of 2006, a $40 thousand or 21.5% decrease.  Each year our insurance agency receives payments from various insurance carriers for loss performance.  These payments, as well as the general level of sales commission for the agency, decreased period over period, resulting in a $40 thousand decrease in commission income.

During the first quarter of 2007, we recognized investment securities gains of $47 thousand.  This compares to $293 thousand during the first quarter of 2006, a $246 thousand decrease between the periods.  During the first quarter of 2006 we sold $2.961 million of available-for-sale investment securities, principally municipal and equity securities, to meet our funding and liquidity objectives.  We also had an additional $9.461 million in available-for-sale and held-to-maturity securities mature or be called.  These activities generated net investment securities gains of $197 thousand for the quarter.  In addition, we recorded a $96 thousand gain on our trading securities during the quarter.  By comparison, during the first quarter of 2007 we did not sell any available-for-sale investment securities and only recorded $47 thousand in net gains on our trading securities.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees and other miscellaneous service charges, commissions and fees.  Other service fees decreased $22 thousand or 21.4% between the first quarter of 2006 and the first quarter of 2007.  The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions.  During 2006 we originated residential mortgages as an agent for a large regional bank based in the Southeast.  In the first quarter of 2007, we acquired Provantage Funding Corporation, a New York State licensed mortgage banker, and terminated our agency relationship with the large regional bank, thereby reducing residential mortgage commissions.

The increase in the cash surrender value of bank-owned life insurance increased $17 thousand between comparable quarters, from $132 thousand in the first quarter of 2006 to $149 thousand in the first quarter of 2007.  The improvement was due to a 30 basis point increase in the net crediting rate on our bank-owned life insurance policies due to higher interest rates between the periods.

During the first quarter of 2007, we recorded a $359 thousand gain on the disposal of fixed assets and other real estate.  During the first quarter of 2007, we recorded a $352 thousand gain on the sale of a building and certain equipment located at our Norwich Town branch site.  We did not record any gain on the sale or disposal of fixed assets or other real estate during the first quarter of 2006.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income and rental of foreclosed real estate.  Other income increased from $140 thousand in the first quarter of 2006 to $189 thousand in the first quarter of 2007, a $49 thousand or 35.0% increase.  During the first quarter of 2007, we received $32 thousand in grants as reimbursement for certain losses and expenses related to flood disaster losses we incurred in the second quarter of 2006.  In addition during the second quarter of 2007 we recorded $50 thousand of gains due the sale of residential mortgage loans originated by our Provantage Funding Corporation subsidiary.  These improvements were offset, in part, by a $28 thousand reduction in our investment service fees.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees and other miscellaneous expense.  Total non-interest expense increased $125 thousand or 2.6% on a comparable quarter basis, from $4.851 million in the first quarter of 2006 to $4.976 million in the first quarter of 2007.  Salaries and computer service fee expenses decreased between comparable quarters, while all other categories of non-interest expense increased.

Salaries expense decreased $42 thousand or 1.8% between the quarterly periods, from $2.390 million during the first quarter of 2006 to $2.348 million during the first quarter of 2007.  The decrease between the comparable periods was due to decreases in two components of salary expense, namely, incentive expenses and the Company’s executive deferred compensation, offset by an increase in base salaries

Index

and overtime expense.  In particular, base salaries and overtime increased $77 thousand between the periods due to an increase in staff and general increases in base salary amounts.  This increase was offset by a $95 thousand reduction in salaries expense for incentive payments and a $23 thousand decrease in salaries expense related to the Company’s executive deferred compensation plan.

Employee benefits expense increased modestly between the first quarter of 2006 and the first quarter of 2007.  We recorded employee benefits expense of $611 thousand in the first quarter of 2007, as compared to $599 thousand in the first quarter of 2006, a $12 thousand or 2.0% increase.  Between the comparable periods we recorded a $65 thousand increase in our group health insurance expense due to higher claims experience on our partially self-insured health insurance plan.  This was offset, in part, by a $41 thousand decrease in pension plan expense due to the curtailment of the Bank’s defined benefit plan in the first quarter of 2006.

On a combined basis occupancy expense of bank premises and furniture and fixture expense increased $37 thousand or 5.8%, from $638 thousand in the first quarter of 2006 to $675 thousand in the first quarter of 2007.  Between comparable periods we recorded general increases in taxes, insurance, rent, and building repairs due to general inflation and recent branch expansion initiatives.

Computer service fees decreased modestly between comparable quarterly periods.  During the first quarter of 2006, we recorded $204 thousand of computer services fees, as compared to $191 thousand in the first quarter of 2007, a $13 thousand or 6.4% decrease. In the fourth quarter of 2006, we contracted with a new ATM network provider, which reduced our ATM vendor fees $12 thousand between comparable quarterly periods.  In addition, during the first quarter of 2006, we incurred approximately $15 thousand of computer related fees to reissue new debit cards to our customers.  No such expense was incurred during the first quarter of 2007.  These decreases were offset by general increases in most other computer related vendor expenses.

During the first quarter of 2007, we incurred $268 thousand of professional fees, as compared to $232 thousand during the first quarter of 2006, a $36 thousand or 15.5% increase.  In the first quarter of 2007, we recorded $128 thousand in exam and audit fees.  This compares to $71 thousand in the first quarter of 2006, a $57 thousand increase between the periods.  The increase in exam and audit fees between the periods was offset by a $21 thousand decrease in legal and other professional fees.  During the first quarter of 2006, we announced a self-tender offer for the Company’s common stock.  To complete the offer we incurred significant legal and other professional fees.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees and several other miscellaneous expenses.  During the three-month period ended March 31, 2007, other miscellaneous expenses increased $87 thousand or 12.7%, from $685 thousand in the three months ended March 31, 2006 to $772 thousand in the three months ended March 31, 2007.

Index

The following table itemizes the individual components of other miscellaneous expenses that increased or (decreased) by more than $10 thousand between comparable periods:

Table of Other Miscellaneous Expenses:

	For the Three Months Ended March 31,
Description of Other Miscellaneous Expense	2007	2006	Increase / (Decrease)
	dollars in thousands
Directors’ fees	$55	$68	$(13)
Accounts receivable financing program services	32	48	(16)
Donations	24	0	24
Office supplies	82	56	26
Deferred reserves for unfunded loan commitments	11	(7)	18
Travel and entertainment	37	50	(13)
Software amortization	41	57	(16)
Other losses	40	0	40
Minority interest for Mang - Wilber LLC insurance agency subsidiary	20	42	(22)
All other miscellaneous expense items, net	430	371	59
Total Other Miscellaneous Expense	$772	$685	$87

Income Taxes. Income tax expense decreased from $676 thousand during the three-month period ended March 31, 2006, to $648 thousand during the three-month period ended March 31, 2007.  The decrease in income tax expense was primarily due to a decreased amount of pre-tax income. Our effective tax rate decreased between periods, from 25.7% in the three-month period ended March 31, 2006, to 25.0% in the three-month period ended March 31, 2007.

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in the Asset and Liability Management Policy, we determined that the Bank was in a “1A” liquidity position at March 31, 2007, the strongest liquidity position based on management’s internal rating system.

The following list represents the sources of funds available to meet our liquidity requirements.  Our primary sources of funds are denoted by an asterisk (*).

Index

Source of Funding
● Currency*
● Federal Reserve and Correspondent Bank Balances*
● Federal Funds Sold*
● Loan and Investment Principal and Interest Payments*
● Investment Security Maturities and Calls*
● Demand Deposits & NOW Accounts*
● Savings & Money Market Deposits*
● Certificates of Deposit and Other Time Deposits*
● Repurchase Agreements*
● FHLBNY Advances / Lines of Credit*
● Sale of Available-for-Sale Investment Securities
● Brokered Deposits
● Correspondent Lines of Credit
● Federal Reserve Discount Window Borrowings
● Sale of Loans
● Proceeds from Issuance of Equity Securities
● Branch Acquisition ● Cash Surrender Value of Bank-Owned Life Insurance

Our liquidity position did not change significantly between December 31, 2006 and March 31, 2007.   We maintained adequate amounts of cash and cash equivalents at the end of both periods to meet anticipated short-term funding needs.  In addition, our ability to meet unanticipated funding needs was strong.  At March 31, 2007 we maintained $67.929 million of available-for-sale investment securities that could be pledged for borrowings or sold to meet unanticipated funding needs.  This compares to $72.240 million at December 31, 2006.  Our FHLBNY borrowing capacity decreased slightly between December 31, 2006 and March 31, 2007, due principally to a slight decrease in the value of the residential mortgage collateral pledged by us as collateral for long-term borrowings at FHLBNY.  Our FHLBNY remaining borrowing capacity was $24.128 million at December 31, 2006, as compared to $23.085 million at March 31, 2007, a $1.043 million decrease.  In addition, at March 31, 2007 and December 31, 2006 we maintained a $15.000 million unsecured credit facility at a correspondent bank, in the event we needed to borrow federal funds on an overnight basis.  And finally, at March 31, 2007 and December 31, 2006, our total loan to total asset ratio of 54.0% and 53.3%, respectively, were low relative to our comparative peer group of financial institutions.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure Dollars in Thousands	March 31, 2007	December 31, 2006
Cash and Cash Equivalents	$27,104	$25,859
Available for Sale Investment Securities at Estimated Fair Value less Securities pledged for State and Municipal Deposits and Borrowings	$67,929	$72,240
Total Loan to Total Asset Ratio	54.01%	53.26%
FHLBNY Remaining Borrowing Capacity	$23,085	$24,128
Available Correspondent Bank Lines of Credit	$15,000	$15,000

Our commitments to extend credit and stand-by letters of credit increased  $12.741 million or 14.4% between December 31, 2006 and March 31, 2007.  At March 31, 2007, commitments to extend credit and stand-by letters of credit were $101.251 million, as compared to $88.510 million at December 31, 2006.  The increase was principally due to an increase in unused commercial lines of credit between the periods.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore, are not expected to materially

Index

impact our liquidity prospectively.

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

Between March 31, 2007 and December 31, 2006 our total shareholders’ equity increased $1.466 million or 2.3%.  Total shareholders’ equity was $64.798 million at March 31, 2007, as compared to $63.332 million at December 31, 2006.  The increase in shareholders’ equity between the periods was due to increases in retained earnings and accumulated other comprehensive income.  During the first quarter of 2007, we earned $1.949 million in net income and declared and paid $1.004 million in cash dividends to shareholders resulting in a $945 thousand or 1.1% increase in retained earnings.  In addition, due primarily to a minor decrease in most interest rates between December 31, 2006 and March 31, 2007, we recorded a $521 thousand decrease in accumulated other comprehensive loss during the first quarter of 2007.  At December 31, 2006, accumulated other comprehensive loss totaled $3.247 million.  This compares to $2.726 million at March 31, 2007.

The Company and the Bank are both subject to regulatory capital guidelines.  Under these guidelines, as established by federal bank regulators, to be adequately capitalized, the Company and the Bank must both maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and the minimum ratio of total capital to risk-weighted assets ratio of 8.0%. Tier 1 capital is comprised of shareholders’ equity, less intangible assets and accumulated other comprehensive income.  Total capital, for this risk-based capital standard, includes tier 1 capital plus the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines and the Bank exceeded all well capitalized guidelines at March 31, 2007, and December 31, 2006.  The Company’s tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at March 31, 2007, were 11.91% and 13.16%, respectively.  This compares to 12.25% and 13.50%, respectively, at December 31, 2006.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders.  As of March 31, 2007, under this statutory limitation, the maximum amount that could have been paid by the Bank subsidiary to the Company, without special regulatory approval, was approximately $3.324 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

Index

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

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates.  The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete.  In other words, we assume it will take 6 months for a 3.00% shift to take place.  This is also known as a “ramped” interest rate shock.  The projected changes in net interest income are totals for the 12-month period beginning April 1, 2007 and ending March 31, 2008, under ramped shock scenarios.

Index

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	11.25%	$24,190	($642)	-2.59%	-0.99%
2.00%	10.25%	23,976	(856)	-3.45%	-1.32%
1.00%	9.25%	24,228	(604)	-2.43%	-0.93%
No change	8.25%	24,832	-	-	-
-1.00%	7.25%	25,292	460	1.85%	0.71%
-2.00%	6.25%	24,691	(141)	-0.57%	-0.22%
-3.00%	5.25%	24,038	(794)	-3.20%	-1.23%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies.  Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $856 thousand or 1.32% of total shareholders’ equity in a +2.00% ramped interest rate shock and by $141 thousand or 0.57% of total shareholders’ equity in a –2.00% ramped interest rate shock.  This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or –2.00% ramped interest rate shock to –5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand.  But generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility.  We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio.  We also offer adjustable rate loan and deposit products that change as interest rates change.  Approximately 24% of our total assets at March 31, 2007 were invested in adjustable rate loans and investments.

At March 31, 2007, the Treasury yield curve was inverted.  This means short term Treasury yields exceeded long term Treasury yields.  The six month Treasury bill yield was 5.05% at the end of March 2007, versus 4.61% for the ten year Treasury note.  This inverted interest rate environment inhibits our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments.  This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income. If this inverted interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively.

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

Index

and the adoption of a Management Disclosure Committee Charter and related disclosure certification process.  The management disclosure committee is comprised of our senior management and meets at least quarterly to review periodic filings for full and proper disclosure of material information.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

It should be noted that any system of internal controls, regardless of design can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 4T:  Controls and Procedures

This item is not applicable, as the Company is an accelerated filer.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims which arise in the normal course of business. At March 31, 2007, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A: Risk Factors

During the first quarter of 2007 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 13, 2007.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B.  Not applicable

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005 we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program.  At December 31, 2006, management’s remaining share repurchase authority under this program was $889 thousand.

Index

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

There were no shares purchased under this program during the three-month period ended March 31, 2007.

During the three-month period ended March 31, 2007, the rights of holders of our registered securities were not modified, nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended March 31, 2007.

ITEM 4: Submission of Matters to a Vote of Security Holders

None.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Dated:	05/07/2007

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Dated:	05/07/2007

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