Form 10-Q
period 2007-06-30
Wilber CORP
filed 2007-08-03
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐ TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                       to

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
Yes ☐  No ☒

As of August 3, 2007, there were issued and outstanding 10,569,182 shares of the Registrant’s Common Stock.

Index

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General
B. Financial Condition and Performance Overview
C. Comparison of Financial Condition at June 30, 2007 and December 31, 2006
D. Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006
E. Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006
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

PART I – FINANCIAL INFORMATION

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, tax rates and regulations of federal, state and local tax authorities; changes in consumer preferences; changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, and competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles, policies, or guidelines; and other economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and fees.

Please do not rely unduly on any forward-looking statements, which are valid only as of the date made.  Many factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from what we anticipate or project.  We have no obligation to update any forward-looking statements to reflect future events that occur after the statements are made, and we specifically disclaim such obligation.

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,
dollars in thousands except share and per share data	2007	2006
Assets
Cash and Due from Banks	$10,941	$12,742
Time Deposits with Other Banks	801	800
Federal Funds Sold	14,349	12,317
Total Cash and Cash Equivalents	26,091	25,859
Securities
Trading, at Fair Value	1,554	1,625
Available-for-Sale, at Fair Value	216,096	228,959
Held-to-Maturity, Fair Value of $52,117 at June 30, 2007, and $61,310 at December 31, 2006	53,570	62,358
Other Investments	4,864	4,600
Loans Held for Sale	756	0
Loans	429,217	405,832
Allowance for Loan Losses	(6,830)	(6,680)
Loans, Net	422,387	399,152
Premises and Equipment, Net	6,085	5,686
Bank Owned Life Insurance	15,485	16,108
Goodwill	4,639	4,518
Intangible Assets, Net	455	520
Other Assets	15,349	12,596
Total Assets	$767,331	$761,981

Liabilities and Shareholders’ Equity
Deposits:
Demand	$76,097	$71,914
Savings, NOW and Money Market Deposit Accounts	248,583	243,249
Certificates of Deposit (Over $100M)	93,910	101,025
Certificates of Deposit (Under $100M)	192,095	188,386
Other Deposits	23,952	24,470
Total Deposits	634,637	629,044
Short-Term Borrowings	14,325	18,459
Long-Term Borrowings	45,646	42,204
Other Liabilities	7,831	8,942
Total Liabilities	702,439	698,649

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized, and 13,961,664 Shares Issued at June 30, 2007, and December 31, 2006	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	92,269	89,921
Accumulated Other Comprehensive Loss	(4,035)	(3,247)
Treasury Stock at Cost, 3,392,482 Shares at June 30, 2007 and December 31, 2006	(27,706)	(27,706)
Total Shareholders’ Equity	64,892	63,332
Total Liabilities and Shareholders’ Equity	$767,331	$761,981

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
dollars in thousands except share and per share data	2007	2006	2007	2006
Interest and Dividend Income
Interest and Fees on Loans	$7,999	$7,471	$15,688	$14,781
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,399	2,428	4,840	4,868
State and Municipal Obligations	621	592	1,268	1,189
Other	101	60	202	120
Interest on Federal Funds Sold and Time Deposits	292	95	528	158
Total Interest and Dividend Income	11,412	10,646	22,526	21,116

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	1,285	885	2,501	1,758
Certificates of Deposit (Over $100M)	1,206	947	2,344	1,730
Certificates of Deposit (Under $100M)	1,947	1,710	3,822	3,348
Other Deposits	271	230	521	451
Interest on Short-Term Borrowings	127	133	307	333
Interest on Long-Term Borrowings	499	483	890	988
Total Interest Expense	5,335	4,388	10,385	8,608
Net Interest Income	6,077	6,258	12,141	12,508
Provision for Loan Losses	240	420	500	840
Net Interest Income After Provision for Loan Losses	5,837	5,838	11,641	11,668

Non-Interest Income
Trust Fees	400	362	780	751
Service Charges on Deposit Accounts	483	406	901	813
Commissions Income	144	131	290	317
Investment Security Gains, Net	79	17	126	310
Net Gain on Sale of Loans	78	0	110	0
Increase in Cash Surrender Value of Bank Owned Life Insurance	154	141	303	273
Gain on Life Insurance Coverage	615	0	615	0
Other Service Fees	42	94	123	197
Gain on Disposal of Fixed Assets and Other Real Estate	0	0	359	0
Flood Grants	200	0	232	0
Other Income	151	200	264	340
Total Non-Interest Income	2,346	1,351	4,103	3,001

Non Interest Expense
Salaries	2,407	2,323	4,747	4,713
Employee Benefits	760	839	1,371	1,438
Occupancy Expense of Bank Premises	402	401	867	855
Furniture and Equipment Expense	202	197	412	381
Computer Service Fees	186	193	377	397
Advertising and Marketing	140	126	251	229
Professional Fees	255	294	523	526
Loss on Disposal / Impairment of Fixed Assets	0	320	0	320
Other Miscellaneous Expenses	869	801	1,637	1,486
Total Non Interest Expense	5,221	5,494	10,185	10,345
Income Before Taxes	2,962	1,695	5,559	4,324
Income Taxes	(555)	(341)	(1,203)	(1,017)
Net Income	$2,407	$1,354	$4,356	$3,307

Weighted Average Shares Outstanding	10,569,182	10,966,692	10,569,182	11,055,820
Basic Earnings Per Share	$0.23	$0.12	$0.41	$0.30

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
dollars in thousands except share and per share data	Stock	Capital	Earnings	Loss	Stock	Total
Balance December 31, 2005	$140	$4,224	$86,900	$(2,409)	$(21,138)	$67,717
Comprehensive Income:
Net Income	-	-	3,307	-	-	3,307
Change in Net Unrealized Loss on Securities, Net of Taxes	-	-	-	(2,698)	-	(2,698)
Total Comprehensive Income						609
Cash Dividends ($.095 per share)	-	-	(2,118)	-	-	(2,118)
Purchase of Treasury Stock					(6,366)	(6,366)
Balance June 30, 2006	$140	$4,224	$88,089	$(5,107)	$(27,504)	$59,842

Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332
Comprehensive Income:
Net Income	-	-	4,356	-	-	4,356
Change in Net Unrealized Loss on Securities, Net of Taxes	-	-	-	(827)	-	(827)
Change in Pension Asset, Net of Tax	-	-	-	39	-	39
Total Comprehensive Income						3,568
Cash Dividends ($.095 per share)	-	-	(2,008)	-	-	(2,008)
Balance June 30, 2007	$140	$4,224	$92,269	$(4,035)	$(27,706)	$64,892

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
dollars in thousands	2007	2006
Cash Flows from Operating Activities:
Net Income	$4,356	$3,307
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	500	840
Depreciation and Amortization	536	565
Net Amortization of Premiums and Accretion of Discounts on Investments	254	349
(Gain) Loss on Disposal / Impairment of Fixed Assets, net	(352)	320
(Gain) on Life Insurance Coverage	(615)	0
Available-for-Sale Investment Security Gains, net	0	(271)
Other Real Estate Gains	(7)	0
Increase in Cash Surrender Value of Bank Owned Life Insurance	(303)	(273)
Net Decrease in Trading Securities	197	69
Net Gains on Trading Securities	(126)	(39)
Increase in Loans Held for Sale	(756)	0
Increase in Other Assets	(1,960)	(3,111)
Decrease in Other Liabilities	(1,324)	(1,435)
Net Cash Provided by Operating Activities	400	321

Cash Flows from Investing Activities:
Net Cash Paid for Provantage Funding Corporation	(165)	0
Proceeds from Maturities of Held-to-Maturity Investment Securities	8,732	3,954
Purchases of Held-to-Maturity Investment Securities	0	(4,954)
Proceeds from Maturities of Available-for-Sale Investment Securities	26,457	17,045
Proceeds from Sales of Available-for-Sale Investment Securities	0	3,057
Purchases of Available-for-Sale Investment Securities	(15,126)	(13,705)
Net Increase in Other Investments	(264)	(424)
Change in Death Benefit Proceeds Receivable	1,541	0
Net Increase in Loans	(23,251)	(72)
Purchase of Premises and Equipment, Net of Disposals	(1,012)	(245)
Proceeds from Sale of Other Real Estate	27	0
Net Cash (Used by) Provided by Investing Activities	(3,061)	4,656

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	8,999	12,730
Net (Decrease) Increase in Certificates of Deposit	(3,406)	12,699
Net Decrease in Short-Term Borrowings	(4,134)	(6,586)
Increase in Long-Term Borrowings	20,000	0
Repayment of Long-Term Borrowings	(16,558)	(5,177)
Purchase of Treasury Stock	0	(6,366)
Cash Dividends Paid	(2,008)	(2,118)
Net Cash Provided by Financing Activities	2,893	5,182
Net Increase in Cash and Cash Equivalents	232	10,159
Cash and Cash Equivalents at Beginning of Period	25,859	18,417
Cash and Cash Equivalents at End of Period	$26,091	$28,576

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$10,329	$8,564
Income Taxes	$2,210	$2,727
Non Cash Investing Activities:
Change in Unrealized Loss on Securities	$(1,334)	$(4,419)
Transfer of Loans to Other Real Estate	$(210)	$0
Fair Value of Assets Acquired	$609	$0
Fair Value of Liabilities Assumed	$444	$0

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of The Wilber Corporation (the "Company"), its wholly owned subsidiaries Provantange Funding Corporation (“Provantage”), and Wilber National Bank (the "Bank"), and the Bank's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated statement of condition for December 31, 2006 was derived from the Company's 2006 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2006 and 2005, and the consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of June 30, 2007, the statements of income for the three- and six-month periods ended June 30, 2007 and 2006, and the statements of changes in shareholders' equity and comprehensive income and cash flows for the six-month periods ended June 30, 2007 and 2006, should be read in conjunction with the 2006 consolidated financial statements, including the notes thereto.

Amounts in prior periods’ consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Note 2.  Earnings Per Share

Basic earnings per share (“EPS”) are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Entities with complex capital structures must also present diluted EPS, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.  The Company does not have a complex capital structure and, accordingly, has presented only basic EPS.

Note 3.  Guarantees

Stand-by letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Stand-by letters of credit totaled $4,800,000 at June 30, 2007 and $4,200,000 at December 31, 2006.

The estimated fair value of the Company’s stand-by letters of credit was $13,000 and $18,000 at June 30, 2007 and December 31, 2006, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s

Index

stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Note 4.  Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service.  Although the plan was frozen, the Company mantains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements.  An annual minimum contribution is not required in 2007 because the plan is more than 100% funded.  Plan assets consist primarily of marketable fixed income securities and common stocks.  Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The components of Net Periodic (Benefit) Cost, based on a measurement date as of the prior September 30, are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
dollars in thousands	2007	2006	2007	2006
Service Cost	$34	$103	$68	$209
Interest Cost	225	234	450	445
Expected Return on Plan Assets	(331)	(347)	(662)	(681)
Net Amortization	33	34	65	53
Curtailment Expense	0	190	0	190
	$(39)	$214	$(79)	$216

The Company recorded $39,000, net of tax, as amortization of amounts previously recognized in accumulated other comp- rehensive income.

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive loss for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
dollars in thousands	2007	2006	2007	2006
Unrealized Holding Losses Arising During the Period, Net of Tax
(Pre-Tax Amount of ($2,155), ($2,986), ($1,334), and ($4,148))	$(1,329)	$(1,823)	$(827)	$(2,533)
Reclassification Adjustment for Gains Realized in Net Income During the Period,
Net of Tax (Pre-Tax Amount of $0, ($74), $0, and ($271))	0	(44)	0	(165)
Change in Pension Asset (Pre-Tax Amount of $33, $0, $66, and $0)	20	0	39	0
Other Comprehensive Loss	$(1,309)	$(1,867)	$(788)	$(2,698)

Index

Note 6.  Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  There was no cumulative effect related to adopting FIN 48.

As of January 1, 2007, the Company’s liability for unrecognized tax benefit totaled $52,000, which would impact the Company’s effective tax rate if recognized or reversed.  As a result of the expiration of the statute of limitations, it is reasonably possible that the unrecognized tax benefit will be reversed prior to December 31, 2007.

The Company is currently open to audit by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company’s New York State income tax return is open to audit for the years ending December 31, 2002 through 2006, and the Company is currently undergoing an examination by New York State for the tax years 2003 and 2004.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of January 1, 2007, the Company had accrued $10,000 of interest related to uncertain tax positions.  As of June 30, 2007, the total amount of accrued interest was $12,000.

Note 7.  Impaired Loans

The following provides information on impaired loans for the periods presented:

	June 30,	December 31,
dollars in thousands	2007	2006
Impaired Loans	$4,427	$1,896
Allowance for Impaired Loans	465	334
Average Recorded Investment in Impaired Loans (year to date)	4,328	1,597

At June 30, 2007, $4,366,000 of the impaired loans had a specific reserve allocation of $465,000 compared to $1,669,000 of total impaired loans at December 31, 2006 with a related reserve of $334,000.

The following table sets forth information with regard to non-performing loans:

	June 30,	December 31,
dollars in thousands	2007	2006
Loans in Non-Accrual Status	$2,918	$2,347
Loans Contractually Past Due 90 Days or More
and Still Accruing Interest	37	182
Troubled Debt Restructured Loans	2,243	0
Total Non-Performing Loans	$5,198	$2,529

The Company did not record any interest income related to non-accrual loans for the three- and six- month periods ended June 30, 2007.  Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $67,000 and $145,000, respectively, would have been recorded for the three- and six- month periods ended June 30, 2007.

Had the troubled debt restructured loans performed in accordance with their original terms, the Company would have recorded interest income of  $59,000 and $117,000, respectively, for the three- and six-month periods ended June 30, 2007.  Under the restructured terms, the Company recorded interest income of $61,000 and $122,000, respectively, for the three- and six-month periods ended June 30, 2007.

Index

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the significant changes in our financial condition, including liquidity and capital resources, at June 30, 2007, as compared to December 31, 2006; (ii) a comparison of our results of operations for the three-month period ended June 30, 2007, as compared to the three-month period ended June 30, 2006, and (iii) a comparison of our results of operations for the six-month period ended June 30, 2007, as compared to the six-month period ended June 30, 2006.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, investment securities gains and losses, the net gain on the sale of loans, service charges and penalty fees on deposit accounts, fees collected for trust and investment services, the net gain on the sale of loans, insurance commission income, the increase in the cash surrender value on bank owned life insurance, other service fees, and other income.  Our non-interest expenses primarily consist of employee salaries, employee benefits, occupancy and equipment expense, advertising and marketing expense, computer service fees, professional fees, and other miscellaneous expenses.  Results of operations are also influenced by general economic and competitive conditions (particularly changes in interest rates), government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s June 30, 2007, evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be changed.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While we have concluded that the June 30, 2007, evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

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

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 will require that the postretirement aspects of an endorsement-type split dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of life insurance.  Companies adopting EITF 06-4 will be able to choose between retrospective application to all prior periods or treating the application of EITF 06-4 as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the statement of condition.  EITF 06-4 will be effective for fiscal years beginning after December 15, 2007.  We currently have sixteen split-dollar life insurance arrangements with current and former executives of the Bank that will be subject to EITF 06-4.  We are currently evaluating the potential impact of EITF 06-4.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair

Index

value, and expands the related disclosure requirements.  We are currently evaluating the potential impact of this statement.

B. Financial Condition and Performance Overview

We experienced significant growth in loans between December 31, 2006 and June 30, 2007.  In particular, loans increased from $405.832 million at December 31, 2006 to $429.217 million at June 30, 2007, a $23.385 million or 5.8 % increase.  The significant increase in total loans resulted in only a slight increase in total assets between the periods due principally to decreases in available-for-sale and held-to-maturity investment securities.  Total assets increased from $761.981 million at December 31, 2006 to $767.331 million at June 30, 2007, a $5.350 million or 0.7% increase between the periods.  We attribute the growth in total loans to our recent geographic market expansion and related loan origination efforts.

Between December 31, 2006 and June 30, 2007, we experienced decreases in both potential problem loans and in loans 30 to 89 days delinquent, while non-performing loans increased.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems exists.  Potential problem loans decreased from $14.538 million or 3.6% of total loans outstanding at December 31, 2006 to $8.291 million or 1.9% of total loans outstanding at June 30, 2007.  Similarly, the level of loans 30 to 89 days delinquent decreased from $4.393 million or 1.1% of total loans outstanding at December 31, 2006 to $2.532 million or 0.6% of total loans outstanding at June 30, 2007.  Conversely, non-performing loans increased from $2.529 million or 0.6% of total loans outstanding at December 31, 2006 to $5.198 million or 1.2% of total loans outstanding at June 30, 2007 due primarily to the transfer of twelve loans from performing to non-performing status.  These loans were distributed among several borrowers and did not represent any single industry concentration.

At June 30, 2007, the allowance for loan losses was $6.830 million or 1.59% of total loans outstanding.  This compares to $6.680 million or 1.65% of loans outstanding at December 31, 2006.  The allowance for loan losses as a percentage of total loans decreased slightly due principally to an increase in total loans outstanding between December 31, 2006 and June 30, 2007.

Net income and earnings per share increased significantly between the six-month period ended June 30, 2007 and the six-month period ended June 30, 2006.  Net income and earnings per share were $4.356 million and $0.41 for the six-month period ended June 30, 2007, as compared to $3.307 million and $0.30 for the six-month period ended June 30, 2006.  Improved results for the three-month period ended June 30, 2007 versus the three-month period ended June 30, 2006 were similar to the improvements noted between the six-month periods ended June 30, 2007 and 2006.  Net income and earnings per share were $2.407 million and $0.23 for the three-month period ended June 30, 2007, as compared to $1.354 million and $0.12 for the three-month period ended June 30, 2006.  The increase in net income between comparable periods was principally due to three unusual events:

Death of Senior Executive.  In May 2007, Steven A. Milavec, the Company’s Senior Vice President of Information Technology and Customer Support, passed away unexpectedly.  Due to the passing of Mr. Milavec and the related life insurance policies held by the Company covering Mr. Milavec, we recorded a $615 thousand (non-taxable) gain on life insurance proceeds during the second quarter of 2007.  This compares to no gains on life insurance proceeds during the first half of 2006.

Regional Flooding.  During the second quarter of 2006, our immediate market area was effected by flooding due to higher than normal rainfall.  Two of our branch offices, in Sidney, New York and Walton, New York, and their contents were damaged by floodwaters.  During the second quarter of 2006 we recorded a $320 thousand loss on the disposal / impairment of fixed assets due to flood-related damage to our branch offices and the destruction of their contents.  We did not carry flood insurance on these properties.  To compensate for the loss caused by these floods, we applied for several flood-recovery grants provided through various New York State agencies.  We were awarded flood-recovery grant monies totaling $245 thousand, $200 thousand of which was recorded in the second quarter of 2007.

Gain on Sale of Branch Office.  During the first quarter of 2007, we recognized a deferred gain on the sale of our Norwich Town branch office building (and related equipment) to the landowner and recorded a $352 thousand gain on the sale.  There were no similar transactions recorded in the six-month period ended June 30, 2006.

The following tables set forth in this quarterly financial report provide readers with supplementary information, which is not directly obtainable from the unaudited consolidated interim financial statements

Index

provided in PART I, Item 1 of this quarterly report.  These tables are to be read in conjunction with our management discussion and analysis narrative regarding the financial condition, results of operations, liquidity, and capital resources contained within this report.

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated.  Average outstanding balances are daily averages.

	For the Three Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$16,992	$225	5.31%	$5,515	$68	4.95%
Interest bearing deposits	5,349	67	5.02%	2,735	27	3.96%
Securities (1)	286,256	3,121	4.37%	295,823	3,080	4.18%
Loans (2)	419,542	7,999	7.65%	399,223	7,471	7.51%
Total earning assets	728,139	11,412	6.29%	703,296	10,646	6.07%
Non-earning assets	41,123			42,274
Total assets	$769,262			$745,570
Liabilities:
Savings accounts	$78,974	$125	0.63%	$88,207	$139	0.63%
Money market accounts	91,859	903	3.94%	57,595	484	3.37%
NOW accounts	78,230	257	1.32%	93,753	262	1.12%
Time & other deposit accounts	318,288	3,424	4.31%	303,803	2,887	3.81%
Borrowings	60,679	626	4.14%	64,595	616	3.83%
Total interest bearing liabilities	628,030	5,335	3.41%	607,953	4,388	2.89%

Non-interest bearing deposits	72,530			69,776
Other non-interest bearing liabilities	3,974			2,923
Total liabilities	704,534			680,652
Shareholders' equity	64,728			64,918
Total liabilities and shareholders' equity	$769,262			$745,570

Net interest income		$6,077			$6,258
Net interest rate spread (3)			2.88%			3.18%
Net earning assets	$100,109			$95,343
Net interest margin (4)			3.35%			3.57%
Net interest margin (tax-equivalent)			3.63%			3.84%
Ratio of earning assets to interest bearing liabilities	115.94%			115.68%

(1) Securities are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.
(2) Average loans include loans held for sale, net deferred loan fees and costs, and non-accrual loans and excludes the allowance for loan losses.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Index

	For the Six Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$17,110	$448	5.28%	$4,762	$112	4.74%
Interest bearing deposits	3,312	80	4.87%	2,525	46	3.67%
Securities (1)	289,181	6,310	4.40%	299,080	6,177	4.16%
Loans (2)	413,821	15,688	7.64%	400,479	14,781	7.44%
Total earning assets	723,424	22,526	6.28%	706,846	21,116	6.02%

Non-earning assets	40,447			42,169
Total assets	$763,871			$749,015
Liabilities:
Savings accounts	$80,085	$252	0.63%	$90,295	$281	0.63%
Money market accounts	89,305	1,748	3.95%	55,371	935	3.41%
NOW accounts	79,249	501	1.27%	95,383	542	1.15%
Time & other deposit accounts	315,394	6,687	4.28%	298,669	5,529	3.73%
Borrowings	60,232	1,197	4.01%	70,019	1,321	3.80%
Total interest bearing liabilities	624,265	10,385	3.35%	609,737	8,608	2.85%

Non-interest bearing deposits	71,474			69,057
Other non-interest bearing liabilities	4,327			3,938
Total liabilities	700,066			682,732
Shareholders' equity	63,805			66,283
Total liabilities and shareholders' equity	$763,871			$749,015

Net interest income		$12,141			$12,508

Net interest rate spread (3)			2.93%			3.17%

Net earning assets	$99,159			$97,109

Net interest margin (4)			3.38%			3.57%
Net interest margin (tax-equivalent)			3.66%			3.83%

Ratio of earning assets to interest bearing liabilities	115.88%			115.93%

(1) Securities are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.
(2) Average loans include loans held for sale, net deferred loan fees and costs, and non-accrual loans and excludes the allowance for loan losses.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Index

Table of Non-Performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

Dollars in Thousands	At June 30, 2007	At December 31, 2006
Loans in Non-Accrual Status:
Residential real estate (1)	$733	$450
Commercial real estate	1,890	1,626
Commercial (2)	294	271
Consumer	1	0
Total non-accruing loans	2,918	2,347
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	37	182
Troubled Debt Restructured Loans	2,243	0
Total non-performing loans	5,198	2,529
Other Real Estate Owned	295	103
Total non-performing assets	$5,493	$2,632
Total non-performing assets as a percentage of total assets	0.72%	0.35%
Total non-performing loans as a percentage of total loans	1.21%	0.62%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$6,718	$5,976	$6,680	$6,640

Charge-offs:
Residential real estate (1)	94	40	97	47
Commercial real estate	115	0	120	2
Commercial (2)	7	29	105	1,012
Consumer	157	188	376	398
Total charge offs	373	257	698	1,459

Recoveries:
Residential real estate (1)	17	15	22	16
Commercial real estate	41	0	41	0
Commercial (2)	105	23	117	36
Consumer	82	64	168	168
Total recoveries	245	102	348	220

Net charge-offs	128	155	350	1,239
Provision for loan losses	240	420	500	840
Balance at end of period	$6,830	$6,241	$6,830	$6,241

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.12%	0.16%	0.17%	0.62%

Allowance for loan losses to total loans	1.59%	1.55%	1.59%	1.55%

Allowance for loan losses to non-performing loans	131%	313%	131%	313%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Overview.  During the first half of 2007, we experienced only modest growth in our total assets.  At June 30, 2007, total assets were $767.331 million.  This compares to $761.981 million in total assets at December 31, 2006, a $5.350 million or 0.7% increase during the six-month period ended June 30, 2007.  Although total assets did not increase significantly between the periods, there were some moderate increases and decreases in certain categories of assets.  In particular, between December 31, 2006 and June 30, 2007 loans increased significantly, while the volume of available-for-sale and held-to-maturity investment securities declined.  Although the growth in loans in the first half of 2007 was consistent with our strategic objectives, it had a slight negative impact on our overall liquidity position.

Total liabilities increased slightly between December 31, 2006 and June 30, 2007.  More specifically, total liabilities increased $3.790 million or 0.5% during the first half of 2007, from $698.649 million at December 31, 2006 to $702.439 million at June 30, 2007.  Although total liabilities did not change significantly during the first half of 2007, we continued to experience a shift in the composition of deposits from low cost interest-bearing savings and NOW deposit accounts to higher cost money market deposit accounts and certificates of deposit.

Total shareholders’ equity increased $1.560 million or 2.5% between December 31, 2006 and June 30, 2007.  A $2.348 million increase in retained earnings between the periods was offset in part by a $788 thousand net increase in accumulated other comprehensive loss.  Between the periods, the general level of interest rates increased.  This caused a decrease in the fair value of the available-for-sale investment securities, which, in turn, caused an increase in accumulated other comprehensive loss.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of impaired loans, the level of potential problem loans and the dollar amount and type of loan charge-offs we experience.  Between December 31, 2006 and June 30, 2007, the level of non-performing loans increased, while potential problem loans and delinquent loans decreased.

Total non-performing loans, including loans in non-accrual status, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $2.669 million during the first half of 2007, from $2.529 million at December 31, 2006 to $5.198 million at June 30, 2007.  At June 30, 2007, the total non-performing loans as a percentage of total loans outstanding was 1.21%.  This compares to 0.62% at December 31, 2006.  During the first half of 2007, we restructured loans totaling $2.243 million for two commercial borrowers whose businesses were experiencing operating difficulties.  In addition, we transferred ten loans from performing status to non-accrual status during the first half of 2007, causing a $571 thousand net increase in non-accrual loans.

Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million.  During the first half of 2007, potential problem loans decreased $6.247 million, from $14.538 million at December 31, 2006 to $8.291 million at June 30, 2007.  Potential problem loans as a percentage of total loans outstanding equaled 1.93% at June 30, 2007, versus 3.58% at December 31, 2006.  The decrease in potential problem loans between December 31, 2006 and June 30, 2007 was due to a combination of factors, including the removal of several loans from potential problem loan status due to the improved financial condition of the borrower, repayment of loans by the borrower, and, to a lesser extent, the transfer of potential problem loans to non-performing status or charge-offs of potential problem loans.

We recorded net loan charge-offs of $350 thousand during the six-month period ended June 30, 2007.  This compares to $1.239 million for the same six-moth period in 2006.  During the first quarter of 2006, we recorded $981 thousand in charge-offs for loans to one of our large commercial borrowers due to the deterioration in the financial condition of the borrower.  There were no similarly large charge-offs in the first half of 2007.  Annualized net loan charge-offs as a percentage of average total loans outstanding was 0.17% for the six-month period ended June 30, 2007, versus 0.62% for the same period last year.

At June 30, 2007, loans that were 30 or more days delinquent (excluding non-performing loans) totaled $2.532 million or 0.59% of loans outstanding.  By comparison, at December 31, 2006 we had $4.393 million or 1.08% of loans outstanding in this same category, a $1.861 million or 42.4% decrease.  The level of delinquent loans at June 30, 2007 was within management’s preferred target range of less than

Index

1.0% of total loans outstanding.

The allowance for loan losses at June 30, 2007 was $6.830 million or 1.59% of total loans outstanding.  This compares to $6.680 million or 1.65% of loans outstanding at December 31, 2006.  During the first half of 2007, we recorded net charge-offs of $350 thousand.  This compares to $500 thousand recorded in the provision for loan losses, resulting in a $150 thousand net increase in the allowance for loan losses between December 31, 2006 and June 30, 2007.  Management and the Board of Directors deemed the allowance for loan losses as adequate at June 30, 2007 and December 31, 2006.

The credit quality of the available-for-sale and held-to-maturity investment securities portfolios remained strong during the quarter.  At June 30, 2007, 99.4% of the securities held in the Company’s bond portfolio were rated “A” or better by Moody’s credit rating service; 95.2% were rated “AAA.”  By comparison, at December 31, 2006, 99.4% were rated “A” or better and 95.9% were rated “AAA.”

D. Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

Overview.  During the second quarter of 2007, our net income and earnings per share were $2.407 million and $0.23, respectively.  This compares to net income and earnings per share of $1.354 million and $0.12 in the second quarter of 2006, resulting in a $1.053 million or $0.11 per share improvement period over period.  Return on average assets and return on average equity for the three-month period ended June 30, 2007 were 1.26% and 14.92%, respectively.  This compares to a return on average assets of 0.73% and a return on average equity of 8.37% for the three-month period ended June 30, 2006.  This significant improvement in our operating results was due principally to two unusual events:

Death of Senior Executive.  During May 2007, Steven A. Milavec, our Senior Vice President of Information Technology and Customer Support, passed away unexpectedly.  We held several bank-owned life insurance policies covering Mr. Milavec under the Company’s split-dollar life insurance plan.  Due to Mr. Milavec’s death and the resulting insurance claim, we recorded a $615 thousand (non-taxable) gain on life insurance proceeds during the second quarter of 2007.

Regional Flooding.  During June 2006, our local market area was effected by flooding due to higher than normal rainfall.  These floods caused extensive damage to two of our branch buildings including related contents and equipment, causing us to record a $320 thousand impairment expense on our fixed assets during the second quarter of 2006.  Due to these floods, we applied for select flood-related grants provided by various New York State agencies.  In total, the New York State agencies awarded us $245 thousand in flood-related grants, of which $200 thousand was recorded in the second quarter of 2007.  The combination of the $320 thousand impairment expense recorded in the second quarter of 2006 and the $200 thousand grant funding recorded in the second quarter of 2007 caused an improvement in income before tax totaling $520 thousand between comparable three-month periods.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the second quarter of 2007, net interest income comprised 72% of our net revenue (net interest income plus non-interest income).  This compares to 82% in the second quarter of 2006.  Net interest income was $6.258 million during the three months ended June 30, 2006, as compared to $6.077 million for the three months ended June 30, 2007, a $181 thousand or 2.9% decrease.  This decrease was principally due to the persistence of a flat to inverted yield curve throughout the second half of 2006 and the first half of 2007, which led to a significant increase in the cost of our interest bearing liabilities (principally deposit funding), offset, in part, by increases in interest income on earning assets (principally loans).  Between comparable periods, our interest expense increased $947 thousand as depositors transferred their funds from low cost savings and NOW accounts to higher cost money market accounts and certificates of deposit.  During the same timeframe, earning asset yields increased only modestly as loan and investment securities rates increased slightly.

In June 2006, the Federal Open Market Committee raised the target federal funds rate to 5.25%.  This was the seventeenth consecutive 25 basis point increase in the target federal funds rate over a two-year period.  These actions caused the Treasury yield curve to become very flat to inverted, an interest rate environment which generally makes it difficult for us to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities.  Although the Federal Open Market Committee has not raised the target federal funds rate since its June 2006 meeting, the yield curve has remained very flat to inverted, thus providing us with limited opportunity to improve net interest income.

Index

Between comparable quarterly periods, total interest and dividend income increased $766 thousand or 7.2%, from $10.646 million for the three-month period ended June 30, 2006 to $11.412 million for the three-month period ended June 30, 2007.  Between the quarterly periods, the weighted average yield on all categories of earning assets, including federal funds sold, interest bearing deposits (at other banks), investment securities, and loans, increased.  Between the periods, maturing earning assets were replaced with new assets originated at higher rates of interest.  In addition, between June 30, 2006 and June 30, 2007, some variable rate earning assets re-priced at higher rates of interest as the index interest rate on these assets increased between periodic re-pricing dates.

The average yield on the securities portfolio increased 19 basis points between comparable quarters, from 4.18% in the second quarter of 2006 to 4.37% in the second quarter of 2007.  Similarly, the average yield on loans, our largest earning asset portfolio, increased 14 basis points between comparable quarters, from 7.51% in the second quarter of 2006 to 7.65% in the second quarter of 2007.  Although the prime rate did not increase between June 30, 2006 and June 30, 2007, a significant portion of our variable rate loan portfolio re-prices on a periodic basis, often on the anniversary date of the loan, causing a delayed effect on loan yields.  The increase in loan yields coupled with an increase in the average volume of loans outstanding caused a $528 thousand increase in interest income on loans between the periods.  The average volume of loans outstanding increased from $399.223 million in the three-month period ended June 30, 2006 to $419.542 million in the three-month period ended June 30, 2007.

Between the comparable periods the average volume of federal funds sold increased $11.477 million, from $5.515 million for the three-month period ended June 30, 2006 to $16.992 million for the three-month period ended June 30, 2007.  The increase in average federal funds sold, coupled with a slight increase in the federal funds rate, generated an additional $157 thousand of interest income between the second quarter of 2006 and the second quarter of 2007.

Interest expense increased $947 thousand or 21.6% between the three-month period ended June 30, 2006 and the three-month period ended June 30, 2007.  We recorded total interest expense of $5.335 million for the three-month period ended June 30, 2007, as compared to $4.388 million for the three-month period ended June 30, 2006.  The increase in interest expense between the periods was due to two primary factors.  First, we recorded $903 thousand of interest expense on our money market deposit accounts in the second quarter of 2007.  This compares to $484 thousand in the second quarter of 2006, a $419 thousand or 86.6% increase between the periods.  In 2006, we raised the interest rate on our Wealth Management money market deposit account.  The account provided depositors with a 4.0% interest rate throughout 2006 and the first half of 2007 and was offered to remain competitive with other financial institutions in our market.  As expected, our existing deposit customers and new deposit customers transferred their funds into this account, raising the average balance in our money market deposit accounts from $57.595 million in the second quarter of 2006 to $91.859 million in the second quarter of 2007, a $34.264 million or 59.5% increase.  Second, between comparable periods, a significant portion of the certificate of deposit portfolio matured.  These funds were often reinvested in new certificates of deposit, generally at higher rates of interest.

Rate and Volume Analysis.  The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

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

Index

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007 vs. 2006			2007 vs. 2006
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning Assets:
Federal funds sold	$5	$152	$157	$14	$322	$336
Interest bearing deposits	10	30	40	18	16	34
Securities	142	(101)	41	346	(213)	133
Loans	147	381	528	407	500	907
Total earning assets	304	462	766	785	625	1,410

Interest Bearing Liabilities:
Savings accounts	0	(14)	(14)	0	(29)	(29)
Money market accounts	93	326	419	167	646	813
NOW accounts	42	(47)	(5)	54	(95)	(41)
Time & other deposit accounts	370	167	537	780	378	1,158
Borrowings	49	(39)	10	68	(192)	(124)
Total interest bearing liabilities	554	393	947	1,069	708	1,777

Change in net interest income	$(250)	$69	$(181)	$(284)	$(83)	$(367)

Interest income increased $766 thousand between the three-month period ended June 30, 2006 and the three-month period ended June 30, 2007, due to increases in both the rate and volume of earning assets.  As interest rates rose between the comparative three-month periods, the yield on all categories of earning assets increased, including federal funds sold, interest bearing deposits (at other banks), securities, and loans.  On a combined basis, the rate improvement on earning assets contributed an additional $304 thousand of interest income between comparable periods, while the increase in the volume of earning assets contributed $462 thousand of additional interest income.

Of the $766 thousand increase in interest income between the three-month period ended June 30, 2006 and the three-month period ended June 30, 2007, $528 thousand or 68.9% of the total increase was due to an increase in the volume and rate on loans.  Between comparable periods, we increased the average volume of loans outstanding by $20.319 million due principally to loan growth in our newer markets.  In addition, between the comparable periods, existing variable rate loans re-priced at higher rates of interest, helping to increase the yield on loans by 14 basis points from 7.51% in the three-month period ended June 30, 2006 to 7.65% in the three-month period ended June 30, 2007.

To help fund the loan growth between the periods, as well as to counteract the interest rate risk associated with originating and holding fixed rate loans, we reduced the size of our investment securities portfolio and increased our federal funds sold position.  During the second quarter of 2006, the average size of the investment securities portfolio was $295.823 million.  This compares to $286.256 million during the second quarter of 2007, a $9.567 million or 3.2% decrease.  The decrease in the volume of the investment securities portfolio between comparable three-month periods caused a $101 thousand decrease in interest income on investments between the three-month periods.  This was offset by a $142 thousand increase in interest income on the investment securities portfolio due to rate.  The average federal funds sold position increased from $5.515 million in the second quarter of 2006 to $16.992 million in the second quarter of 2007, contributing $152 thousand of additional interest income between the periods.

The $766 thousand increase in interest income between the three-month period ended June 30, 2006 and the three-month period ended June 30, 2007 was offset by a $947 thousand increase in the cost of interest bearing liabilities, $554 thousand of which was due to the increase in rate and $393 thousand of which was due to the increase in the volume of interest bearing liabilities.  The interest expense recorded on our most interest-sensitive liabilities, including time and other deposit accounts and money market accounts, increased due to both an increase in volume and an increase in rate.  Specifically, interest expense on time and other deposit accounts and interest expense on money market accounts increased

Index

$537 thousand and $419 thousand, respectively, over the comparable periods.  Between comparable periods, we raised the interest rates paid on certificates of deposit to remain competitive within our market.  This drove up the cost of time and other deposit accounts, resulting in a $370 thousand increase in interest expense due to rate.  The remaining increase in interest expense on time and other deposit accounts between the periods, totaling $167 thousand, was due to an increase in volume as depositors transferred their monies from low-rate interest bearing deposit or demand deposit accounts to higher-yield certificates of deposit.  Money market accounts experienced similar results.  As short-term interest rates increased between the periods, we raised the interest rates paid on our money market deposits, which increased interest expense by $93 thousand on a comparable period basis.  The higher interest rates attracted additional deposits, which resulted in an increase in interest expense due to volume of $326 thousand.  The average cost of our money market deposit accounts increased from 3.37% for the three-month period ended June 30, 2006 to 3.94% for the three-month period ended June 30, 2007, while the average volume of money market deposit accounts increased from $57.595 million to $91.859 million over the same periods.

As short-term interest rates increased between the periods, we modestly increased the interest rate on our NOW account deposits.  The increase in short-term interest rates caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a higher-rate deposit account.  This decreased the average volume of NOW accounts between the periods from $93.753 million in the second quarter of 2006 to $78.230 million in the second quarter of 2007.  The decrease in the average volume of NOW account deposits reduced interest expense by $47 thousand between comparable periods.  This improvement was offset, in part, by a $42 thousand increase in interest expense on NOW account deposits due to a 20 basis point increase in the average rate paid between the periods.

Between the comparable quarters, the weighted average rate paid on savings accounts remained the same.  For both the three-month periods ended June 30, 2006 and June 30, 2007, the average rate paid on savings accounts was 0.63%.  The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods.  The interest expense recorded on savings accounts due to changes in volume decreased $14 thousand between the periods.

The interest expense on borrowings increased $10 thousand between the three-month period ended June 30, 2006 and the three-month period ended June 30, 2007.  Between comparable periods, lower cost borrowings were replaced by higher-cost borrowings as they matured.  This increased borrowing costs from 3.83% in the second quarter of 2006 to 4.14% in the second quarter of 2007, causing a $49 thousand increase in interest expense on borrowings due to rate.  This was offset, in part, by a $39 thousand decrease in interest expense on borrowings between comparable periods due to changes in volume.  Average borrowings outstanding during the second quarter of 2006 were $64.595 million, as compared to $60.679 million during the second quarter of 2007, a $3.916 million or 6.1% decrease.

Provision for Loan Losses.   We recorded a provision for loan losses of $240 thousand for the three- month period ended June 30, 2007.  This compares to $420 thousand for the three-month period ended June 30, 2006 and $260 thousand in the first quarter of 2007.  The provision for loan losses decreased because we experienced some modest improvement in the credit quality of our loan portfolio during the second quarter of 2007.  Net charge-offs, loans 30 to 89 days delinquent, and potential problem loans all decreased during the second quarter of 2007, while non-performing loans increased slightly.  At June 30, 2007, potential problem loans were $8.291 million.  This compares to $12.667 million at March 31, 2007, a $4.376 million decrease during the second quarter of 2007.  Loans 30 to 89 days delinquent were $2.532 million at June 30, 2007, versus $2.787 million at March 31, 2007.  Finally, net charge-offs for the three months ended June 30, 2007 were $128 thousand, as compared to $222 thousand for the three months ended March 31, 2007.  At June 30, 2007, non-performing loans totaled $5.198 million, a slight increase over total non-performing loans at March 31, 2007 of $5.061 million.  During the second quarter of 2006, we recorded $420 thousand in the provision for loan losses due principally to an increased level of potential problem loans.  Potential problem loans totaled $15.381 million at June 30, 2006.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commissions income, net investment securities gains, net gain on sale of loans, income and gains on bank-owned life insurance, other service fees, gain on disposal of fixed assets and other real estate, flood grant income, and other income.  Non-interest income improved significantly in the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006.  In particular, total non-interest income increased from $1.351 million in the three-month period ended June

Index

30, 2006 to $2.346 million in the three-month period ended June 30, 2007, a $995 thousand or 73.7% increase.  The significant increase in non-interest income between comparable three-month periods was principally due to a $615 thousand gain on life insurance coverage due the death in May, 2007 of Mr. Milavec, a senior executive, and the recording of New York State flood-grant proceeds during the quarter totaling $200 thousand.  In addition, between comparable periods we recorded increases in trust fees, service charges on deposit accounts, commission income, net gain on sale of loans, investment securities gains, and bank-owned life insurance income.  These improvements were offset, in part, by decreases in other service fees and other income.

Trust fees increased $38 thousand or 10.5% between the three-month period ended June 30, 2006 and the three-month period ended June 30, 2007.  During the second quarter of 2006, we recorded $362 thousand in trust fees, as compared to $400 thousand in the second quarter of 2007.  During the second quarter of 2007, we recorded account termination and executor fees totaling $36 thousand. By comparison, during the second quarter of 2006 we recorded account termination fees and executor fees totaling $18 thousand, an $18 thousand increase.  The remaining increase in trust fees between the periods, totaling $20 thousand, was due to a net increase in trust, custodial, investment management, and other account administration fees between the periods on new and existing accounts.

During the second quarter of 2007, we recorded $483 thousand of service charges on deposit accounts.  This compares to $406 thousand during the second quarter of 2006, a $77 thousand or 19.0% increase.  The net increase in service charges on deposit accounts was primarily due to an increase in ATM fees and penalty charges on checking accounts.  During the first quarter of 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and improving deposit service fees.

During the second quarter of 2007, we recognized net investment securities gains of $79 thousand due to an increase in the value of our trading securities portfolio.  Our trading securities portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.  By comparison, during the second quarter of 2006, we recorded $17 thousand in net investment securities gains due to a $57 thousand loss on our trading securities portfolio and a $74 thousand gain on the sale and maturity of available-for-sale investment securities.  During the second quarter of 2006, we received proceeds from the sale and maturity of available-for-sale investment securities totaling $9.582 million, generating $74 thousand in net gains.

During the first quarter of 2007, we acquired Provantage, a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  Provantage sells a significant portion of its originated loans to third party financial institutions in the normal course of its business.  During the second quarter of 2007, we recorded a $78 thousand net gain on the sale of these loans.  This compares to no loans sold during the second quarter of 2006.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees, and other miscellaneous service charges, commissions, and fees.  Other service fees decreased $52 thousand or 55.3% between the second quarter of 2006 and the second quarter of 2007.  The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions.  During 2006 we originated residential mortgages as an agent for a large regional bank based in the Southeast.  In the first quarter of 2007, we acquired Provantage and terminated our agency relationship with the large regional bank, thereby reducing residential mortgage commissions.

Other income is comprised of numerous types of fee income, including investment services, lease income, safe deposit box income, title insurance agency income, and rental of foreclosed real estate.  Other income decreased from $200 thousand in the second quarter of 2006 to $151 thousand in the second quarter of 2007, a $49 thousand or 24.5% decrease.  In the second quarter of 2006, we received $67 thousand in proceeds for an unanticipated recovery on a defaulted investment security.  There were no similar transactions recorded in the second quarter of 2007.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, loss on disposal / impairment of fixed assets, and other miscellaneous expenses.  Total

Index

non-interest expense decreased $273 thousand or 5.0% on a comparable quarter basis, from $5.494 million in the second quarter of 2006 to $5.221 million in the second quarter of 2007.  During the second quarter of 2006, we incurred a $320 thousand loss on the disposal / impairment of fixed assets due to a regional flood and the related damage to two of our branch offices and their contents.

Salaries expense increased $84 thousand or 3.6% between the quarterly periods, from $2.323 million during the second quarter of 2006 to $2.407 million during the second quarter of 2007.  The increase between the comparable periods was due principally to an $81 thousand increase in salaries expense related to the Company’s executive deferred compensation plan.  During the second quarter of 2007, we recorded a $57 thousand expense for the executive deferred compensation plan.  This compares to a $24 thousand credit recorded to salaries expense in the second quarter of 2006.  The remaining increase was due to a $3 thousand net increase in base salaries (less deferred amounts), overtime, employee incentive and commission expenses between the periods.

Employee benefits expense decreased significantly between the second quarter of 2006 and the second quarter of 2007.  We recorded employee benefits expense of $760 thousand in the second quarter of 2007, as compared to $839 thousand in the second quarter of 2006, a $79 thousand or 9.4% decrease.  During the second quarter of 2007, we recorded a $39 thousand credit on the Company’s defined benefit retirement plan.  The plan was frozen in 2006, which required us to record a $190 thousand curtailment charge on the plan during the second quarter of 2006 (in addition to the plan’s quarterly expense totaling $24 thousand).  Due to the curtailment of the plan in 2006 and strong investment performance on plan assets in recent years, we began recording a credit in employee benefits expense due to this plan in 2007.  The impact of these changes to the plan resulted in a $253 thousand net reduction in employee benefits expense between the three-month period ended June 30, 2006 and the three-month period ended June 30, 2007.

The improvement in retirement plan benefit expense was offset, in part, by a significant increase in our group health insurance expenses between comparable quarters.  We maintain a partially self-insured health insurance plan.  During the second quarter of 2007 we experienced a significant increase in claims, requiring us to record $396 thousand in group health insurance expenses.  This compares to $215 thousand during the second quarter of 2006, a $181 thousand or 84.2% increase between comparable quarters.

On a combined basis, occupancy expense of Bank premises, furniture and fixture expense, computer service fees, and advertising and marketing expense increased $13 thousand or 1.4%, from $917 thousand in the second quarter of 2006 to $930 thousand in the second quarter of 2007.  Between comparable periods we recorded slight increases in occupancy expense, furniture and fixture expense, and advertising and marketing expense totaling $20 thousand, offset in part by a $7 thousand decrease in computer service fees.

During the second quarter of 2007 we incurred $255 thousand of professional fees as compared to $294 thousand during the second quarter of 2006, a $39 thousand or 13.3% decrease.  In the second quarter of 2006 we completed a self-tender offer to acquire the Company’s common stock.  To complete the offer, including preparing of SEC filings, we incurred $68 thousand of legal and other professional fees in the second quarter of 2006.  A similar transaction was not consummated in the second quarter of 2007, thereby reducing legal and professional fees period over period.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the three-month period ended June 30, 2007, other miscellaneous expenses increased $68 thousand or 8.5%, from $801 thousand in the three-month period ended June 30, 2006 to $869 thousand in the three-month period ended June 30, 2007.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

Index

	For the Three Months Ended June 30,
Description of Other Miscellaneous Expense	2007	2006	Increase / (Decrease)
dollars in thousands
Collection and non-filing expense	$65	$76	$(11)
Postage and shipping	93	66	27
Travel and entertainment	65	53	12
Software amortization	41	59	(18)
Intangible asset amortization expense	30	45	(15)
All other miscellaneous expense items, net	575	502	73
Total Other Miscellaneous Expense	$869	$801	$68

Income Taxes. Income tax expense increased from $341 thousand during the three-month period ended June 30, 2006 to $555 thousand during the three-month period ended June 30, 2007.  The increase in income tax expense was primarily due to an increase in income before tax between the comparable periods.  Income before tax totaled $2.962 million in the second quarter of 2007, as compared to $1.695 million in the second quarter of 2006.  Our effective tax rate decreased between periods, from 20.1% in the three-month period ended June 30, 2006 to 18.7% in the three-month period ended June 30, 2007.  During the second quarter of 2007, we recorded a $615 thousand gain on life insurance coverage due to the death of a senior executive.  Life insurance policy death benefits are non-taxable, thereby reducing our effective tax rate for the second quarter of 2007.

E. Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

Overview.  During the six-month period ended June 30 2007, our net income and earnings per share were $4.356 million and $0.41, respectively.  This compares to net income and earnings per share of $3.307 million and $0.30 in the in the six-month period ended June 30, 2006, resulting in a $1.049 million or $0.11 per share improvement period over period.  Return on average assets and return on average equity for the six-month period ended June 30, 2007 were 1.15% and 13.77%, respectively.  This compares to a return on average assets of 0.89% and a return on average equity of 10.06% for the six-month period ended June 30, 2006.

This significant improvement in our operating results for the six-month period ended June 30, 2007 versus the six-month period ended June 30, 2006 was principally due to three unusual events.  First, during the first quarter of 2007 we recorded a $352 thousand gain on the disposal of fixed assets due to the recognition of a deferred gain on the sale of our Norwich Town branch building and contents to the landowner.  Second, in May 2007 Steven A. Milavec, a senior executive of the Company, unexpectedly passed away.  Accordingly, in the second quarter of 2007 we recorded a $615 thousand (non-taxable) gain on life insurance coverage maintained by the Bank on Mr. Milavec.  And finally, due to a regional flood in the second quarter of 2006, we recorded a $320 thousand loss on disposal / impairment of fixed assets for two of our branch office buildings and their contents.  Due to the flood, we applied for various flood relief grants from various New York State agencies and were awarded $245 thousand of grant funding, $232 thousand of which was recorded in the six-month period ended June 30, 2007.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first six months of 2007, net interest income comprised 75% of our net revenue (net interest income plus non-interest income).  This compares to 81% in the first half of 2006.  In the six-month period ended June 30, 2007, our net interest income was $12.141 million.  By comparison, for the six-month period ended June 30, 2006, our net interest income was $12.508 million.  The $367 thousand or 2.9% decrease in net interest income between comparable periods was principally due to a significant increase in the cost of our interest bearing liabilities (principally deposit funding), offset, in part, by increases in interest income on earning assets (principally loans).

The level of our net interest income is dependent on several factors including, but not limited to: our ability to attract and retain deposits, our ability to generate and retain loans, regional and local economic

Index

conditions, regional competition, capital market conditions, the national interest rate environment, as well as our tolerance for risk.  Throughout 2006 and the first half of 2007, our net interest income has been impacted by all of these factors, the most significant of which has been the persistence of a flat to inverted yield curve.  A flat to inverted interest rate environment generally diminishes our ability to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities.

Between comparable six-month periods, total interest and dividend income increased $1.410 million or 6.7%, from $21.116 million for the six-month period ended June 30, 2006 to $22.526 million for the six-month period ended June 30, 2007.  The weighted average yield on all categories of earning assets, including federal funds sold, interest bearing deposits (at other banks), investment securities, and loans, increased between the six-month periods ended June 30, 2006 and June 30, 2007.  Between the periods, maturing earning assets were replaced with new assets originated at higher rates of interest.  In addition, between comparable periods most variable rate earning assets re-priced at higher rates of interest due to an increase in the index interest rate between periodic re-pricing dates.

The average yield on loans, our largest earning asset portfolio, increased 20 basis points between comparable six-month periods, from 7.44% in the six-month period ended June 30, 2006 to 7.64% in the six-month period ended June 30, 2007.  Although the prime rate did not increase between June 30, 2006 and June 30, 2007, a significant portion of our variable rate loans re-priced at a higher rate of interest between the periods as they became subject to re-pricing on their anniversary date or other periodic basis.  The increase in loan yields coupled with an increase in the average volume of loans outstanding resulted in a $907 thousand increase in interest income on loans between the periods.  Interest income on loans totaled $14.781 million in the six-month period ended June 30, 2006, as compared to $15.688 million in the six-month period ended June 30, 2007.  The average volume of loans outstanding increased from $400.479 million in the six-month period ended June 30, 2006 to $413.821 million in the six-month period ended June 30, 2007.

The average yield on the securities portfolio increased 24 basis points between comparable six-month periods, from 4.16% in the six-month period ended June 30, 2006 to 4.40% in the six-month period ended June 30, 2007.  Between June 30, 2006 and June 30, 2007, the proceeds of maturing, sold, or called investment securities were reinvested in higher yield instruments.  Although this activity helped improve interest income between comparable six-month periods, it was offset, in part, by a reduction in the average volume of securities we maintained in our investment portfolio.  Between comparative six-month periods we maintained an increased level of federal funds sold to help manage interest rate and liquidity risk and were successful in increasing average loan volumes outstanding.  The 24 basis point increase in the average yield on the investment securities portfolio, offset by a reduction in the average outstanding balance of the portfolio, resulted in a net increase in interest income of $133 thousand between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  Interest income from securities increased from $6.177 million in the first half of 2006 to $6.310 million in the first half of 2007.

To manage interest rate and liquidity risk, we increased our average outstanding balance in federal funds sold between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  In particular, the average volume of federal funds sold increased $12.348 million, from $4.762 million for the six-month period ended June 30, 2006 to $17.110 million for the six-month period ended June 30, 2007.  In addition, the average yield on the federal fund sold portfolio increased 54 basis points between comparable periods due to four 25 basis point increases in the target federal funds rate during the first half of 2006.  The increase in the volume and the rate of federal funds sold resulted in a $336 thousand improvement in interest income on federal funds sold between comparable periods.  Interest income on federal funds sold was $112 thousand in the first half of 2006, as compared to $448 thousand in the first half of 2007.

Interest expense increased $1.777 million or 20.6% between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  We recorded total interest expense of $10.385 million for the six-month period ended June 30, 2007, as compared to $8.608 million for the six-month period ended June 30, 2006.  The increase in interest expense between the periods was due to two primary factors.  First, between comparable periods, a significant portion of the certificate of deposit portfolio matured.  These funds, along with funds from new depositors, were often reinvested in new certificates of deposit, generally at higher rates of interest. This increased interest expense on time and other deposit accounts from $5.529 million in the first half of 2006 to $6.687 million in the first half of 2007, a $1.158 million or 20.9% increase.  Second, we recorded $1.748 million of interest expense on our money market deposit accounts in the first half of 2007.  This compares to $935 thousand in the first half of 2006, an $813

Index

thousand increase between the periods.  In 2006, we raised the interest rate on our Wealth Management money market deposit account.  The account provided depositors with a 4.0% interest rate throughout 2006 and the first half of 2007.  It was offered to remain competitive with other financial institutions in our market.  As expected, our existing deposit customers and new deposit customers transferred their funds into this account, raising the average outstanding balance in our money market deposit accounts from $55.371 million in the first half of 2006 to $89.305 million in the first half of 2007, a $33.934 million or 61.3% increase.

Rate and Volume Analysis.  The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Interest income increased $1.410 million between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007, due to both an increase in the rate and volume of earning assets.  As interest rates rose between the periods, the yield on all categories of earning assets increased, including federal funds sold, interest bearing deposits (at other banks), securities, and loans.  On a combined basis, the rate improvement on earning assets contributed an additional $785 thousand of interest income between comparable periods, while the increase in the volume of earning assets contributed $625 thousand of additional interest income.

Of the $1.410 million increase in interest income between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007, $907 thousand or 64.3% of the total increase was due to an increase in interest income on loans.  Between comparable periods, the average volume of loans outstanding increased $13.342 million, due principally to loan growth in our newer markets.  The growth in the volume of loans between comparable periods contributed $500 thousand of the $907 thousand improvement in interest income on loans.  In addition, between the comparable periods, existing variable rate loans re-priced at higher rates of interest, helping to increase the yield on loans by 20 basis points from 7.44% in the six-month period ended June 30, 2006 to 7.64% in the six-month period ended June 30, 2007.  The increase in the rate on loans between comparable periods contributed $407 thousand of the $907 thousand improvement in interest income on loans between comparable periods.

Due to the increasing interest rate risk associated with building the loan portfolio and a 100 basis point increase in the target federal funds rate during the first half of 2006, we increased our average outstanding balance in federal funds sold between comparable periods.  In the six-month period ended June 30, 2006, we maintained an average federal funds sold position of $4.762 million.  This compares to $17.110 million in the six-month period ended June 30, 2007.  The increase in the volume and rate on federal funds sold between the periods contributed additional interest income totaling $336 thousand, $322 thousand of which was due to volume and $14 thousand of which was due to rate.

Interest income on the securities portfolio increased $133 thousand between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  To help fund the loan growth and an increased federal funds sold position between the periods, as well as counteract the interest rate risk associated with originating and holding fixed rate loans, we reduced the size of our investment securities portfolio between comparable periods.  During the six-month period ended June 30, 2006, the average outstanding balance of the investment securities was $299.080 million.  This compares to $289.181 million during the six-month period ended June 30, 2007, a $9.899 million or 3.4% decrease.  The decrease in the average outstanding balance of investment securities between periods negatively impacted interest income by $213 thousand.  This was offset, however, by an increase in interest income on securities due to rate totaling $346 thousand.

The $1.410 million increase in interest income between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007 was offset by a $1.777 million increase in the cost of interest bearing liabilities, $1.069 million of which was due to the increase in rate and $708 thousand of which was due to the increase in the volume of interest bearing liabilities.  The interest expense recorded on our most interest-sensitive liabilities, including time and other deposit accounts and money market accounts, increased due to both an increase in volume and an increase in rate.

Interest expense on time and other deposit accounts increased $1.158 million between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  Between comparable periods, we raised the interest rates paid on certificates of deposit.  This was done to remain competitive with local bank competition and match market increases in short-term interest rates, particularly for jumbo certificates of deposit (over $100,000).  This action increased the cost of time and other deposit accounts,

Index

resulting in a $780 thousand increase in interest expense due to rate.  The remaining increase in interest expense on time and other deposit accounts between the periods, totaling $378 thousand, was due to an increase in volume as depositors transferred their monies from low-rate interest bearing deposit or demand deposit accounts to higher-yield certificates of deposit.

As short-term interest rates increased during the first half of 2006, we raised the interest rate to 4.0% on all tiers of our Wealth Management money market deposit account.  Although we believe this helped us retain existing depositors’ funds and attract new depositors, it caused a significant increase in interest expense on money market accounts.  Interest expense on money market deposit accounts increased $813 thousand between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  The average rate paid on our money market deposit accounts increased from 3.41% for the six-month period ended June 30, 2006 to 3.95% for the six-month period ended June 30, 2007, while the average outstanding volume of money market deposit accounts increased from $55.371 million to $89.305 million over the same periods.  Of the $813 thousand increase in interest expense on money market deposit accounts, $646 thousand was due to an increase in volume and $167 thousand was due to an increase in rate.

During the first half of 2006, short term interest rates increased significantly.  This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a less liquid, higher-rate deposit account.  This decreased the average volume of NOW accounts between the periods from $95.383 million in the first half of 2006 to $79.249 million in the first half of 2007.  The decrease in the average volume of NOW account deposits reduced interest expense $95 thousand between comparable periods.  This improvement was offset, in part, by a $54 thousand increase in interest expense on NOW account deposits due to a 12 basis point increase in the average rate paid between the periods.

The weighted average rate paid on savings accounts was 0.63% for both the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods.  The interest expense recorded on savings accounts due to changes in volume decreased $29 thousand between comparable six-month periods.

The interest expense on borrowings decreased $124 thousand between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  Between comparable periods, lower cost borrowings were replaced by higher-cost borrowings as they matured.  This increased borrowing costs from 3.80% in the first half of 2006 to 4.01% in the first half of 2007, causing a $68 thousand increase in interest expense on borrowings due to rate.  Due to the increased borrowing rates and the flat to inverted yield curve throughout the comparable periods, we reduced borrowings.  In particular, average outstanding borrowings decreased from $70.019 million in the first half of 2006 to $60.232 million in the first half of 2007.  The decrease in the average outstanding balance of borrowed funds reduced interest expense on borrowings $192 thousand between comparable periods due to volume.

Provision for Loan Losses.   We recorded a provision for loan losses of $500 thousand for the six-month period ended June 30, 2007.  This compares to $840 thousand for the six-month period ended June 30, 2006.  The $340 thousand or 40.5% decrease in the provision for loan losses between comparable six-month periods was principally due to a reduction in potential problem loans, delinquencies, and net charge-offs, offset by an increase in non-performing loans.  At June 30, 2006 we had identified $15.381 million in potential problem loans.  By comparison, at June 30, 2007 potential problem loans totaled $8.291 million, a $7.090 million or 46.1% decrease.  Net charge-offs for the six-month period ended June 30, 2007 were $350 thousand, as compared to $1.239 million for the six-month period ended June 30, 2006.  Loans 30 to 89 days delinquent also decreased slightly between June 30, 2006 and June 30, 2007, from $2.954 million at June 30, 2006 to $2.532 million at June 30, 2007.  The improvements in potential problem loans, delinquent loans, and net charge-offs between the periods were counteracted, in part, by an increase in non-performing loans.  Non-performing loans totaled $1.993 million at June 30, 2006, as compared to $5.198 million at June 30, 2007.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income and gains on bank owned life insurance, other service fees, gain on disposal of fixed assets and other real estate, flood grant income, and other income.  Non-interest income improved significantly in the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006.  In particular, total non-interest income increased from $3.001 million in the six-month period ended June 30, 2006 to

Index

$4.103 million in the six-month period ended June 30, 2007, a $1.102 million or 36.7% increase.  The significant increase in non-interest income between comparable six-month periods was principally due to three unusual events: (i) a $615 thousand gain on life insurance coverage due the death of Mr. Milavec, (ii) the recording of New York State flood-grant proceeds during the first half of 2007 totaling $232 thousand, and (iii) the recognition of a $352 thousand deferred gain on the sale of our Norwich Town branch building and related equipment to the site’s landowner.  In addition, between comparable periods we recorded increases in trust fees, service charges on deposit accounts, net gain on sale of loans, and bank-owned life insurance income totaling $257 thousand.  By comparison, we recorded decreases in commission income, investment securities gains (net), other services fees, and other income totaling $361 thousand.

Trust fees increased $29 thousand or 3.9% between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.  During the first half of 2006, we recorded $751 thousand in trust fees, as compared to $780 thousand in the first half of 2007.  During the first half of 2007, we recorded account termination and executor fees totaling $77 thousand. By comparison, during the first half of 2006 we recorded account termination fees and executor fees totaling $64 thousand, a $13 thousand increase.  The remaining increase in trust fees between the periods, totaling $16 thousand, was due to a net increase in trust, custodial, investment management, and other account administration fees between the periods on new and existing accounts.

During the first half of 2007, we recorded $901 thousand of service charges on deposit accounts.  This compares to $813 thousand during the first half of 2006, an $88 thousand or 10.8% increase.  The net increase in service charges on deposit accounts was primarily due to an increase in penalty charges on checking accounts and ATM fees.  During the first quarter of 2007, we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and improving deposit service fees.  Penalty charges on checking accounts increased $70 thousand between comparable six-month periods, from $407 thousand during the six-month period ended June 30, 2006 to $477 thousand during the six-month period ended June 30, 2007.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang – Wilber LLC.  During the six-month period ended June 30, 2007, we recorded commission income totaling $290 thousand.  This compares to $317 thousand in commission income during the six-month period ended June 30, 2006, a $27 thousand or 8.5% decrease.  Mang – Wilber, LLC owns two-thirds of a specialty-lines property and casualty agency located in Clifton Park, New York (Saratoga County).  This agency did not perform well in 2007 as compared to 2006 and was largely responsible for the decrease in commission income period over period.

During the first half of 2007, we recognized net investment securities gains of $126 thousand due to an increase in the value of our trading securities portfolio.  Our trading securities portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.  By comparison, during the first half of 2006 we recorded $310 thousand in net investment securities gains, a $184 thousand or 59.4% decrease period over period.  During the first half of 2006, we received proceeds from the sale and maturity of available-for-sale investment securities totaling $20.102 million, which generated $271 thousand in net gains in the period.  During that same period, our trading securities generated net gains of $39 thousand.

During the first quarter of 2007 we acquired Provantage, a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  Provantage sells a significant portion of its originated loans to third party financial institutions in the normal course of its business.  During the first half of 2007, we recorded a $110 thousand net gain on the sale of these loans.  This compares to no loans sold during the first half of 2006.

During the six-month period ended June 30, 2007, we recorded a $303 thousand increase in the cash surrender value of bank-owned life insurance.  This compares to $273 thousand during the six-month period ended June 30, 2006, a $30 thousand or 11.0% increase.  Between the first half of 2006 and the first half of 2007, our insurance carriers raised their net crediting rates on bank-owned life insurance contracts due to a general increase in interest rates and a corresponding improvement in their investment portfolio yields.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, residential mortgage commissions, official check and check cashing fees, travelers’

Index

check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees, and other miscellaneous service charges, commissions, and fees.  Other service fees decreased $74 thousand or 37.6% between the first half of 2006 and the first half of 2007.  The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions.  During 2006 we originated residential mortgages as an agent for a large regional bank based in the Southeast.  In the first quarter of 2007, we acquired Provantage and terminated our agency relationship with the large regional bank.  This reduced residential mortgage commissions from $73 thousand in the first six months of 2006 to $19 thousand in the first six months of 2007, a $54 thousand decrease.

Other income is comprised of numerous types of fee income including investment services income, lease income, safe deposit box income, title insurance agency income, and income from the rental of foreclosed real estate.  Other income decreased from $340 thousand in the first half of 2006 to $264 thousand in the first half of 2007, a $76 thousand or 22.3% decrease.  In the second quarter of 2006 we received $67 thousand in proceeds for an unanticipated recovery on a defaulted investment security.  There were no similar transactions recorded in the second quarter of 2007.  In addition, investment services income decreased $48 thousand between comparable six-month periods.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, loss on disposal / impairment of fixed assets, and other miscellaneous expenses.  Total non-interest expense decreased $160 thousand or 1.6% on a comparable period basis, from $10.345 million in the first half of 2006 to $10.185 million in the first half of 2007.  During the first half of 2006, we incurred a $320 thousand loss on the disposal / impairment of fixed assets due to a regional flood and the related damage to two of our branch offices and their contents.  In addition, between comparable six-month periods we recorded increases in salaries expense, occupancy expense, furniture and fixture expense, advertising and marketing expense, and other miscellaneous expenses totaling $250 thousand.  These increases were offset, in part, by decreases in employee benefits expense, computer service fees, and professional fees totaling $90 thousand.

Salaries expense increased $34 thousand or less than 1.0% between the comparable six-month periods, from $4.713 million during the six-month period ended June 30, 2006 to $4.747 million during the six-month period ended June 30, 2007.  The increase between the comparable periods was due principally to a $73 thousand increase in base salaries (less deferred amounts) and a $58 thousand increase in executive deferred compensation plan expense, reduced, in part, by a $97 thousand decrease in employee incentive and commission expenses.

Employee benefits expense decreased modestly between the first half of 2006 and the first half of 2007.  We recorded employee benefits expense of $1.438 million in the six-month period ended June 30, 2006 as compared to $1.371 million in the six-month period ended June 30, 2007, a $67 thousand or 4.7% decrease.  During the first half of 2006 we recorded $210 thousand of expense on the Company’s defined benefit retirement plan.  In February 2006, we froze the plan’s benefits and incurred a $190 thousand curtailment charge on the plan in addition to $26 thousand of normal plan expense.  By comparison, due to the curtailment of the plan in 2006 and strong investment performance on plan assets in recent years, we recorded a $79 thousand credit on the plan in the first half of 2007.  The impact of freezing plan benefits and strong plan performance resulted in a $295 thousand net reduction in employee benefits expense between the six-month period ended June 30, 2006 and the six-month period ended June 30, 2007.

The improvement in retirement plan benefit expense was offset, in part, by a significant increase in our group health insurance expenses between comparable quarters.  We maintain a partially self-insured health insurance plan.  During the first half of 2007 we experienced a significant increase in claims, requiring us to record $675 thousand in group health insurance expenses.  This compares to $431 thousand during the first half of 2006, a $244 thousand or 56.6% increase between comparable periods.

On a combined basis, occupancy expense of Bank premises, furniture and fixture expense, computer service fees, advertising and marketing expense, and professional fees increased $42 thousand or 1.8%, from $2.388 million in the first half of 2006 to $2.430 million in the first half of 2007.  Between comparable periods we recorded slight increases in occupancy expense, furniture and fixture expense, and advertising and marketing expense totaling $65 thousand, offset in part by decreases in computer service fees and professional fees totaling $23 thousand.

Index

Computer service fees decreased $20 thousand or 5.0% between comparable periods, from $397 thousand for the six-month period ended June 30, 2006 to $377 thousand for the six-month period ended June 30, 2007.  Between the periods, we engaged a new ATM network provider and successfully reduced ATM vendor fees by $25 thousand.

Marketing and advertising expenses increased from $229 thousand in the six-month period ended June 30, 2006 to $251 thousand in the six-month period ended June 30, 2007, a $22 thousand increase.  During the fourth quarter of 2006, we engaged a marketing and advertising firm to assist us in improving the Company’s brand image.  The increase in marketing fees between the periods was principally due to the costs associated with this project.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the six-month period ended June 30, 2007, other miscellaneous expenses increased $151 thousand or 10.2%, from $1.486 million in the six-month period ended June 30, 2006 to $1.637 million in the six-month period ended June 30, 2007.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

	For the Six Months Ended June 30,
Description of Other Miscellaneous Expense	2007	2006	Increase / (Decrease)
dollars in thousands
Directors' fees	$138	$152	(14)
Accounts receivable financing program services	67	88	(21)
Donations	43	27	16
Office supplies	183	149	34
Postage and shipping	165	129	36
Deferred reserves for unfunded loan commitments	18	(23)	41
Software amortization	82	116	(34)
Other losses	39	0	39
Intangible asset amortization expense	68	89	(21)
Minority interest for Mang - Wilber LLC insurance agency subsidiary	48	66	(18)
All other miscellaneous expense items, net	786	693	93
Total Other Miscellaneous Expense	$1,637	$1,486	$151

Income Taxes. Income tax expense increased from $1.017 million during the six-month period ended June 30, 2006 to $1.203 million during the six-month period ended June 30, 2007.  The increase in income tax expense was primarily due to an increase in income before tax between the comparable periods.  Income before tax totaled $5.559 million in the first half of 2007, as compared to $4.324 million in the first half of 2006.  Our effective tax rate decreased between periods, from 23.5% in the six-month period ended June 30, 2006 to 21.6% in the six-month period ended June 30, 2007.  During the second quarter of 2007, we recorded a $615 thousand gain on life insurance coverage due to the death of a senior executive.  Life insurance policy death benefits are non-taxable, thereby substantially reducing our effective tax rate for the second quarter of 2007.

F. Liquidity

Liquidity describes our ability to meet financial obligations in the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, to fund loans to customers, and to fund our current and planned expenditures.  We are committed to maintaining

Index

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal of a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, we determined that at June 30, 2007, the Bank was in a “1B” liquidity position, the second strongest liquidity position based on management’s internal rating system.  This compares to a “1A” liquidity position, the strongest liquidity position based on management’s internal rating system, at December 31, 2006.  The decrease in the Company’s liquidity position was principally due to a significant growth in loans during the first half of 2007.

The following list represents the sources of funds available to meet our liquidity requirements.  Our primary sources of funds are denoted by an asterisk (*).

Source of Funding
• Currency*
• Federal Reserve and Correspondent Bank Balances*
• Federal Funds Sold*
• Loan and Investment Principal and Interest Payments*
• Investment Security Maturities and Calls*
• Demand Deposits and NOW Accounts*
• Savings and Money Market Deposits*
• Certificates of Deposit and Other Time Deposits*
• Repurchase Agreements*
• FHLBNY Advances / Lines of Credit*
• Sale of Available-for-Sale Investment Securities
• Brokered Deposits
• Correspondent Lines of Credit
• Federal Reserve Discount Window Borrowings
• Sale of Loans
• Proceeds from Issuance of Equity Securities
• Branch Acquisition • Cash Surrender Value of Bank-Owned Life Insurance

We maintained adequate amounts of cash and cash equivalents at June 30, 2007 to meet anticipated short-term funding needs.  In addition, our ability to meet unanticipated funding needs was strong.  At June 30, 2007, we maintained $54.767 million of available-for-sale investment securities that could be pledged for borrowings or sold to meet unanticipated funding needs.  This compares to $72.240 million at December 31, 2006.  Our FHLBNY borrowing capacity decreased between December 31, 2006 and March 31, 2007, due principally to a decrease in the value of the residential mortgage collateral pledged by us as collateral for long-term borrowings at FHLBNY.  Our FHLBNY remaining borrowing capacity was $24.128 million at December 31, 2006, as compared to $13.871 million at June 30, 2007, a $10.257 million decrease.  In addition, at June 30, 2007 and December 31, 2006 we maintained a $15.000 million unsecured credit facility at a correspondent bank in the event we needed to borrow federal funds on an overnight basis.  And finally, at June 30, 2007 and December 31, 2006, our total loan to total asset ratios of 55.9% and 53.3%, respectively, were low relative to our comparative peer group of financial institutions.

Index

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	June 30, 2007	December 31, 2006
Dollars in Thousands
Cash and Cash Equivalents	$26,091	$25,859
Available for Sale Investment Securities at Estimated Fair Value less Securities Pledged for State and Municipal Deposits and Borrowings	$54,767	$72,240
Total Loan to Total Asset Ratio	55.9%	53.3%
FHLBNY Remaining Borrowing Capacity	$13,871	$24,128
Available Correspondent Bank Lines of Credit	$15,000	$15,000

Our commitments to extend credit and stand-by letters of credit decreased slightly between December 31, 2006 and June 30, 2007.  At June 30, 2007, commitments to extend credit and stand-by letters of credit were $88.181 million, as compared to $88.510 million at December 31, 2006, a $329 thousand or less than 1.0% decrease between the periods.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter and therefore are not expected to significantly impact our liquidity prospectively.

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

Between December 31, 2006 and June 30, 2007 our total shareholders’ equity increased $1.560 million or 2.5%.  Total shareholders’ equity was $64.892 million at June 30, 2007, as compared to $63.332 million at December 31, 2006.  The increase in shareholders’ equity between the periods was due to an increase in retained earnings, reduced in part by an increase in accumulated other comprehensive loss.  During the first six months of 2007, we earned $4.356 million in net income and declared and paid $2.008 million in cash dividends to shareholders, resulting in a $2.348 million or 2.6% increase in retained earnings.  In addition, due primarily to an increase in most interest rates between December 31, 2006 and June 30, 2007, we recorded a $788 thousand increase in accumulated other comprehensive loss during the first half of 2007.  At December 31, 2006, accumulated other comprehensive loss totaled $3.247 million.  This compares to $4.035 million at June 30, 2007.

The Company and the Bank are both subject to regulatory capital guidelines.  Under these guidelines, as established by federal bank regulators, in order to be “adequately capitalized,” the Company and the Bank must both maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%. Tier 1 capital is comprised of shareholders’ equity, less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes tier 1 capital plus the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines and the Bank exceeded all well capitalized guidelines at June 30, 2007 and December 31, 2006.  The Company’s tier 1 capital to risk-

Index

weighted assets ratio and total capital to risk-weighted assets ratio at June 30, 2007 were 12.22% and 13.47%, respectively.  This compares to 12.25% and 13.50%, respectively, at December 31, 2006.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary Bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as to the payment of dividends by the Company to its shareholders.  As of June 30, 2007, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $4.542 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

We manage a few different forms of interest rate risk.  The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities.  The second is basis risk.  Basis risk is the risk associated with non-correlated changes in different interest rates.  For example, we price many of our adjustable rate commercial loans (assets) using the prime rate as a basis, while some of our deposit accounts (liabilities) are tied to Treasury security yields.  In a given timeframe, the prime rate might decrease 2% while a particular Treasury security might only decrease 1%.  If this were to occur, our yield on prime based commercial loans would decrease by 2%, while the cost of deposits might only decrease by 1%, negatively affecting net interest income and net interest margin.  The third risk is option risk.  Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial loans, commercial real estate loans, consumer loans, mortgage-backed securities, and callable agency or municipal investment securities.  The Bank’s customers generally have alternative financing sources (or options) to refinance their existing debt obligations with other financial institutions.  When interest rates decrease, many of these customers exercise this option by refinancing at other institutions and prepay their loans with us, forcing us to reinvest the prepaid funds in lower-yielding investments and loans.  The same type of refinancing activity also accelerates principal payments on mortgage-backed securities held by the Bank.  Municipal investment securities and agency securities are issued with specified call dates and call prices and are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

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

Index

including competitive influences and customer behavior.  Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates.  The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete.  In other words, we assume it will take six months for a 3.00% shift to take place.  This is also known as a “ramped” interest rate shock.  The projected changes in net interest income are totals for the twelve-month period beginning July 1, 2007 and ending June 30, 2008, under ramped shock scenarios.

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	11.25%	$24,178	$(816)	-3.26%	-1.26%
2.00%	10.25%	24,034	(960)	-3.84%	-1.48%
1.00%	9.25%	24,277	(717)	-2.87%	-1.10%
No change	8.25%	24,994	-	-	-
-1.00%	7.25%	25,429	435	1.74%	0.67%
-2.00%	6.25%	24,868	(126)	-0.50%	-0.19%
-3.00%	5.25%	24,305	(689)	-2.76%	-1.06%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies.  Assuming our prepayment and other assumptions are accurate, and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $960 thousand or 1.48% of total shareholders’ equity in a +2.00% ramped interest rate shock and by $126 thousand or 0.19% of total shareholders’ equity in a –2.00% ramped interest rate shock.  This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or –2.00% ramped interest rate shock to –5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand.  But generally, we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility.  We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio.  We also offer adjustable rate loan and deposit products that change as interest rates change.  Approximately 25% of our total assets at June 30, 2007 were invested in adjustable rate loans and investments.

At June 30, 2007, the Treasury yield curve was extremely flat.  This means short-term Treasury yields were approximately the same as long-term Treasury yields.  The six month Treasury bill yield was 4.95% at the end of June 30 2007, versus 5.04% for the ten year Treasury note.  This flat interest rate environment inhibits our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments.  This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income. If this flat interest rate environment persists, it may negatively impact our ability to increase net interest income for several

Index

quarters prospectively.

ITEM 4: Controls and Procedures

We have established disclosure control procedures to ensure that material information related to the Company, its financial condition, or results of operation is made known to the officers that certify the Company’s financial reports and to other members of senior management and the Board of Directors.  These procedures have been formalized through the formation of a Management Disclosure Committee and the adoption of a Management Disclosure Committee Charter and related disclosure certification process.  The management disclosure committee is comprised of our senior management and meets at least quarterly to review periodic filings for full and proper disclosure of material information.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

It should be noted that any system of internal controls, regardless of design, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 4T:  Controls and Procedures

This item is not applicable as the Company is an accelerated filer.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business. At June 30, 2007, the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the three-month period ended June 30, 2007, there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 13, 2007.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

Index

B.  Not applicable

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005 we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program.  At March 31, 2007, management’s remaining share repurchase authority under this program was $889 thousand.  There were no shares purchased under this program during the three-month period ended June 30, 2007; therefore, management’s remaining share repurchase authority under this program remained at $889 thousand at June 30, 2007.

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

During the three-month period ended June 30, 2007, the rights of holders of our registered securities were not modified, nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended June 30, 2007.

ITEM 4: Submission of Matters to a Vote of Security Holders

On April 27, 2007, the Company held its Annual Meeting of Shareholders.  On the record date for the Annual Meeting of Shareholders, March 12, 2007, 10,569,182 shares of the Company’s common stock, par value $.01 per share, were issued and outstanding and eligible to be voted.  At the meeting, three proposals were voted upon, all of which were approved by the shareholders.  A total of 8,155,138 shares were voted at the meeting.  A summary of each proposal and the voting results are provided below:

Annual Meeting of Shareholders Voting Results:

Description of Matter	For	Withheld / Against	Abstentions

1. To fix the number of directors of the Company at ten	8,116,324	10,402	28,412
2. To elect the following three nominees to the Company's Board of Directors
Olon T. Archer	7,633,025	522,113	0
Douglas C. Gulotty	7,636,425	518,713	0
Joseph P. Mirabito	7,626,177	528,961	0
3. To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2007	8,108,718	1,384	45,036

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Dated:	August 3, 2007
Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Dated:	August 3, 2007
Joseph E. Sutaris
Secretary, Treasurer, and Chief Financial Officer

Index

EXHIBIT INDEX

No.	Document

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350