Form 10-Q
period 2007-09-30
Wilber CORP
filed 2007-11-08
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐ TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

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
Yes ☐ No ☒

As of November 1, 2007, there were issued and outstanding 10,503,704 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at September 30, 2007 and December 31, 2006
	D.	Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006
	E.	Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006
	F.	Liquidity
	G.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

ITEM 4T:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, tax rates, and regulations of federal, state and local tax authorities; changes in consumer preferences; changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, and competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles, policies, or guidelines; and other economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and fees.

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

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,
dollars in thousands except share and per share data	2007	2006
Assets
Cash and Due from Banks	$18,844	$12,742
Time Deposits with Other Banks	800	800
Federal Funds Sold	21,106	12,317
Total Cash and Cash Equivalents	40,750	25,859
Securities
Trading, at Fair Value	1,531	1,625
Available-for-Sale, at Fair Value	227,367	228,959
Held-to-Maturity, Fair Value of $53,461 at September 30, 2007,
and $61,310 at December 31, 2006	54,385	62,358
Other Investments	4,940	4,600
Loans	433,911	405,832
Allowance for Loan Losses	(6,876)	(6,680)
Loans, Net	427,035	399,152
Premises and Equipment, Net	6,217	5,686
Bank-Owned Life Insurance	15,630	16,108
Goodwill	4,619	4,518
Intangible Assets, Net	425	520
Other Assets	13,005	12,596
Total Assets	$795,904	$761,981

Liabilities and Shareholders’ Equity
Deposits:
Demand	$73,091	$71,914
Savings, NOW, and Money Market Deposit Accounts	259,612	243,249
Certificates of Deposit (Over $100M)	100,084	101,025
Certificates of Deposit (Under $100M)	194,565	188,386
Other Deposits	23,531	24,470
Total Deposits	650,883	629,044
Short-Term Borrowings	24,036	18,459
Long-Term Borrowings	45,108	42,204
Other Liabilities	9,017	8,942
Total Liabilities	729,044	698,649

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized
and 13,961,664 Shares Issued at September 30, 2007
and December 31, 2006	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	93,256	89,921
Accumulated Other Comprehensive Loss	(2,449)	(3,247)
Treasury Stock at Cost, 3,457,960 Shares at September 30, 2007
and 3,392,482 Shares at December 31, 2006	(28,311)	(27,706)
Total Shareholders’ Equity	66,860	63,332
Total Liabilities and Shareholders’ Equity	$795,904	$761,981

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
dollars in thousands except share and per share data	2007	2006	2007	2006
Interest and Dividend Income
Interest and Fees on Loans	$8,306	$7,763	$23,994	$22,544
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,311	2,326	7,151	7,194
State and Municipal Obligations	625	631	1,893	1,820
Other	102	63	304	183
Interest on Federal Funds Sold and Time Deposits	392	151	920	309
Total Interest and Dividend Income	11,736	10,934	34,262	32,050

Interest Expense
Interest on Deposits:
Savings, NOW, and Money Market Deposit Accounts	1,360	1,060	3,861	2,818
Certificates of Deposit (Over $100M)	1,179	967	3,523	2,697
Certificates of Deposit (Under $100M)	2,019	1,804	5,841	5,152
Other Deposits	288	234	809	685
Interest on Short-Term Borrowings	142	157	449	490
Interest on Long-Term Borrowings	497	469	1,387	1,457
Total Interest Expense	5,485	4,691	15,870	13,299
Net Interest Income	6,251	6,243	18,392	18,751
Provision for Loan Losses	150	420	650	1,260
Net Interest Income After Provision for Loan Losses	6,101	5,823	17,742	17,491

Non-Interest Income
Trust Fees	473	344	1,253	1,095
Service Charges on Deposit Accounts	478	414	1,379	1,227
Commission Income	112	98	402	415
Investment Security Gains, Net	22	75	148	385
Net Gain on Sale of Loans	50	0	160	0
Increase in Cash Surrender Value of Bank-Owned Life Insurance	148	153	451	426
Gain on Life Insurance Coverage	0	0	615	0
Other Service Fees	54	69	177	266
Other Income	231	222	1,086	562
Total Non-Interest Income	1,568	1,375	5,671	4,376

Non-Interest Expense
Salaries	2,548	2,459	7,295	7,172
Employee Benefits	526	586	1,897	2,024
Occupancy Expense of Company Premises	441	588	1,308	1,443
Furniture and Equipment Expense	212	200	624	581
Computer Service Fees	202	228	579	625
Advertising and Marketing	140	147	391	376
Professional Fees	199	148	722	674
Other Miscellaneous Expenses	834	713	2,471	2,519
Total Non-Interest Expense	5,102	5,069	15,287	15,414
Income Before Taxes	2,567	2,129	8,126	6,453
Income Taxes	(576)	(485)	(1,779)	(1,502)
Net Income	$1,991	$1,644	$6,347	$4,951

Weighted Average Shares Outstanding	10,537,801	10,579,399	10,558,607	10,895,268
Basic Earnings Per Share	$0.19	$0.15	$0.60	$0.45

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
dollars in thousands except share and per share data	Stock	Capital	Earnings	Loss	Stock	Total
Balance December 31, 2005	$140	$4,224	$86,900	$(2,409)	$(21,138)	$67,717
Comprehensive Income:
Net Income	-	-	4,951	-	-	4,951
Change in Net Unrealized Loss
on Securities, Net of Taxes	-	-	-	49	-	49
Total Comprehensive Income						5,000
Cash Dividends ($.095 per share)	-	-	(3,124)	-	-	(3,124)
Purchase of Treasury Stock (576,755 shares)					(6,568)	(6,568)
Balance September 30, 2006	$140	$4,224	$88,727	$(2,360)	$(27,706)	$63,025

Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332
Comprehensive Income:
Net Income	-	-	6,347	-	-	6,347
Change in Net Unrealized Loss
on Securities, Net of Taxes	-	-	-	740	-	740
Change in Pension Asset, Net of Tax	-	-	-	58	-	58
Total Comprehensive Income						7,145
Cash Dividends ($.095 per share)	-	-	(3,012)	-	-	(3,012)
Purchase of Treasury Stock (65,478 shares)					(605)	(605)
Balance September 30, 2007	$140	$4,224	$93,256	$(2,449)	$(28,311)	$66,860

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
dollars in thousands	2007	2006
Cash Flows from Operating Activities:
Net Income	$6,347	$4,951
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	650	1,260
Depreciation and Amortization	845	844
Net (Gain) Loss on Disposal / Impairment of Fixed Assets	(374)	290
Net Amortization of Premiums and Accretion of Discounts on Investments	376	505
Gain on Life Insurance Coverage	(615)	0
Available-for-Sale Investment Security Gains, net	(12)	(271)
Other Real Estate Losses	29	0
Increase in Cash Surrender Value of Bank Owned Life Insurance	(451)	(426)
Net Decrease in Trading Securities	230	80
Net Gains on Trading Securities	(136)	(114)
Net Gain on Sale of Loans	(160)	0
Originations of Mortgage Loans Held for Sale	(7,216)	0
Proceeds from Sales of Mortgage Loans Held for Sale	7,376	0
Increase in Other Assets	(829)	(185)
Decrease in Other Liabilities	(138)	(696)
Net Cash Provided by Operating Activities	5,922	6,238

Cash Flows from Investing Activities:
Net Cash Paid for Provantage Funding Corporation	(165)	0
Proceeds from Maturities of Held-to-Maturity Investment Securities	7,891	5,734
Purchases of Held-to-Maturity Investment Securities	0	(14,110)
Proceeds from Maturities of Available-for-Sale Investment Securities	36,089	26,185
Proceeds from Sales of Available-for-Sale Investment Securities	3,866	3,057
Purchases of Available-for-Sale Investment Securities	(37,423)	(12,877)
Net (Increase) Decrease in Other Investments	(340)	449
Cash Received from Death Benefit	1,544	0
Net Increase in Loans	(27,965)	(2,176)
Purchase of Premises and Equipment, Net of Disposals	(1,395)	(335)
Proceeds from Sale of Other Real Estate	77	0
Proceeds from Sale of Premises and Equipment	87	40
Net Cash (Used in) Provided by Investing Activities	(17,734)	5,967

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits, Savings, NOW,
Money Market, and Other Deposits	16,601	(3,185)
Net Increase in Certificates of Deposit	5,238	15,581
Net Increase in Short-Term Borrowings	5,577	4,635
Increase in Long-Term Borrowings	20,000	0
Repayment of Long-Term Borrowings	(17,096)	(5,748)
Purchase of Treasury Stock	(605)	(6,568)
Cash Dividends Paid	(3,012)	(3,124)
Net Cash Provided by Financing Activities	26,703	1,591
Net Increase in Cash and Cash Equivalents	14,891	13,796
Cash and Cash Equivalents at Beginning of Period	25,859	18,417
Cash and Cash Equivalents at End of Period	$40,750	$32,213

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$15,591	$13,200
Income Taxes	$2,210	$2,727
Non Cash Investing Activities:
Change in Unrealized Gain on Securities	$1,222	$83
Transfer of Loans to Other Real Estate	$(334)	$0
Fair Value of Assets Acquired	$504	$0
Goodwill and Identifiable Intangible Assets Recognized in Purchase Combination	$105	$0
Fair Value of Liabilities Assumed	$444	$0

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

The data in the consolidated statement of condition for December 31, 2006 was derived from the Company's 2006 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2006 and 2005, and the consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of September 30, 2007, the statements of income for the three- and nine-month periods ended September 30, 2007 and 2006, and the statements of changes in shareholders' equity and comprehensive income and cash flows for the nine-month periods ended September 30, 2007 and 2006, should be read in conjunction with the 2006 consolidated financial statements, including the notes thereto.

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

Note 3.  Guarantees

Stand-by letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Stand-by letters of credit totaled $5,100,000 at September 30, 2007 and $4,200,000 at December 31, 2006.

The estimated fair value of the Company’s stand-by letters of credit was $14,000 and $18,000 at September 30, 2007 and December 31, 2006, respectively.  The estimated fair value of stand-by letters of

Index

credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

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

The components of Net Periodic (Benefit) Cost, based on a measurement date as of the prior September 30, are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
dollars in thousands	2007	2006	2007	2006
Service Cost	$34	$103	$102	$314
Interest Cost	225	235	675	672
Expected Return on Plan Assets	(331)	(347)	(993)	(1,024)
Net Amortization	33	35	98	84
Curtailment Expense	0	0	0	190
	$(39)	$26	$(118)	$236

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
dollars in thousands	2007	2006	2007	2006
Unrealized Holding Gains Arising During the Period, Net of Tax
(Pre-Tax Amount of $2,555, $4,502, $1,234, and $354)	$1,574	$2,747	$747	$214
Reclassification Adjustment for Gains Realized in Net Income During the Period,
Net of Tax (Pre-Tax Amount of ($12), $0, ($12), and ($271))	(7)	0	(7)	(165)
Amortization of Pension Liability (Pre-Tax Amount of $32, $0, $98, and $0)	19	0	58	0
Other Comprehensive Income (Net of Tax of $989, $1,753, $510, and $34)	$1,586	$2,747	$798	$49

Index

Note 6. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  There was no cumulative effect related to adopting FIN 48.

As of January 1, 2007, the Company’s liability for an unrecognized tax benefit totaled $52,000.  Since the statute of limitations expired on September 15, 2007, and concurrent with the filing of the Company's 2006 tax return, this liability, as well as $11,512 in accrued interest, was reduced to zero during the three-month period ended September 30, 2007.

The Company is currently open to audit by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company’s New York State income tax return is open to audit for the years ending December 31, 2005 and 2006.  The Company recently concluded an examination by New York State for the tax years 2003 and 2004.  The tax returns were accepted as filed with no changes.

Note 7. Impaired Loans

The following provides information on impaired loans for the periods presented:

	September 30,	December 31,
dollars in thousands	2007	2006
Impaired Loans	$4,819	$1,896
Allowance for Impaired Loans	809	334
Average Recorded Investment in Impaired Loans (year to date)	4,574	1,597

At September 30, 2007, $3,493,000 of the impaired loans had a specific reserve allocation of $809,000 compared to $1,669,000 of total impaired loans at December 31, 2006 with a related reserve of $334,000.

The following table sets forth information with regard to non-performing loans:

	September 30,	December 31,
dollars in thousands	2007	2006
Loans in Non-Accrual Status	$3,209	$2,347
Loans Contractually Past Due 90 Days or More
and Still Accruing Interest	111	182
Troubled Debt Restructured Loans	1,874	0
Total Non-Performing Loans	$5,194	$2,529

The Company did not record any interest income related to non-accrual loans for the three- and nine- month periods ended September 30, 2007.  Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $80,000 and $204,000, respectively, would have been recorded for the three- and nine- month periods ended September 30, 2007.

Had the troubled debt restructured loans performed in accordance with their original terms, the Company would have recorded interest income of $45,000 and $135,000, respectively, for the three- and nine-month periods ended September 30, 2007.  Under the restructured terms, the Company recorded interest income of $47,000 and $141,000, respectively, for the three- and nine-month periods ended September 30, 2007.

Index

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the significant changes in our financial condition, including liquidity and capital resources, at September 30, 2007 as compared to December 31, 2006; (ii) a comparison of our results of operations for the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006, and (iii) a comparison of our results of operations for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest income earned on our loans and investments less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, investment securities gains and losses, the net gain on the sale of loans, service charges and penalty fees on deposit accounts, fees collected for trust and investment services, insurance commission income, the increase in the cash surrender value on bank owned life insurance, other service fees, and other income.  Our non-interest expenses primarily consist of employee salaries, employee benefits, occupancy and equipment expense, advertising and marketing expense, computer service fees, professional fees, and other miscellaneous expenses.  Results of operations are also influenced by general economic and competitive conditions (particularly changes in interest rates), government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s evaluation of the allowance for loan losses indicated that the allowance was adequate as of September 30, 2007, under adversely different conditions or assumptions, the allowance would need to be changed.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While we have concluded that the September 30, 2007 evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would also require additional provisions for loan losses.

Recent Accounting Pronouncements.  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management has not completed an evaluation of the impact of this standard.  Although early adoption of SFAS 159 is permitted, the Company elected not to adopt it for its fiscal year that began January 1, 2007.

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 will require that the postretirement aspects of an endorsement-type split dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of life insurance.  Companies adopting EITF 06-4 will be able to choose between retrospective application to all prior periods or treating the application of EITF 06-4 as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the statement of condition.  EITF 06-4 will be effective for fiscal years beginning after December 15, 2007.  We currently have 16 split-dollar life insurance arrangements with current and former executives of the Bank that will be subject to EITF 06-4.  We are currently evaluating the potential impact of EITF 06-4.

Index

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

B. Financial Condition and Performance Overview

Our total assets increased $33.923 million or 4.5% during the first nine-months of 2007, from $761.981 million at December 31, 2006 to $795.904 million at September 30, 2007.  The majority of the growth in total assets was due to a significant growth in loans.  Between December 31, 2006 and September 30, 2007, loans increased to $433.911 million at September 30, 2007 from $405.832 million at December 31, 2006, a $28.079 million or 6.9 % increase. The growth in loans was principally due to our recent market expansion into larger markets within central New York State and related loan origination efforts in those markets.

Between December 31, 2006 and September 30, 2007, we experienced decreases in both potential problem loans and in loans 30 to 89 days delinquent, while non-performing loans increased.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems exists.  Potential problem loans decreased from $14.538 million or 3.6% of total loans outstanding at December 31, 2006 to $8.207 million or 1.9% of total loans outstanding at September 30, 2007.  Similarly, the level of loans 30 to 89 days delinquent decreased from $6.070 million or 1.5% of total loans outstanding at December 31, 2006 to $2.743 million or 0.6% of total loans outstanding at September 30, 2007.  Conversely, non-performing loans, which are loans in non-accrual status, loans that are 90 or more days contractually past due and still accruing interest, and loans where the original repayment terms have been restructured, increased from $2.529 million or 0.6% of total loans outstanding at December 31, 2006 to $5.194 million or 1.2% of total loans outstanding at September 30, 2007 due primarily to the transfer of 12 loans from performing to non-performing status.  These loans were distributed among several borrowers and did not represent any single industry concentration.

At September 30, 2007, the allowance for loan losses was $6.876 million or 1.6% of total loans outstanding.  This compares to $6.680 million or 1.7% of loans outstanding at December 31, 2006.  The allowance for loan losses as a percentage of total loans decreased slightly due principally to a significant increase in loans outstanding between December 31, 2006 and September 30, 2007.  During the nine-month period ended September 30, 2007, the level of non-performing loans increased significantly, from $2.529 million on December 31, 2006 to $5.194 million on September 30, 2007, a $2.665 million increase.  The allowance for loan losses did not increase as much between the periods, however, due to significant decreases in net charge-offs and in consideration for the level of potential problem loans between comparable periods.

Net income and earnings per share increased significantly between the nine-month periods ended September 30, 2007 and September 30, 2006.  Net income and earnings per share were $6.347 million and $0.60 for the nine-month period ended September 30, 2007, as compared to $4.951 million and $0.45 for the nine-month period ended September 30, 2006.  The significant increase in net income and earnings per share between comparable nine-month periods was principally due to a $1.295 million increase in non-interest income and a $610 thousand decrease in the provision for loan losses, offset in part by a $359 thousand decrease in net interest income.

Non-interest income increased significantly between comparable nine-month periods due principally to three unusual events, which are explained in detail in the overview section of PART I, ITEM 2. E. of this Form 10-Q.  On a combined basis, these three unusual events contributed $1.199 million of incremental non-interest income over comparable nine-month periods.  These events are not likely to recur in future periods.

The provision for loan losses decreased between comparable nine-month periods due to certain positive trends in the credit quality of our loan portfolio.  In particular, the level of potential problem loans and net loan charge-offs between comparable periods decreased, offset by an increase in non-performing loans.

Net interest income declined between comparable nine-month periods due to the persistence of a flat to inverted yield curve.   Between the comparable periods, interest and dividend income increased $2.212 million or 6.9% due principally to an increase in loans outstanding, while interest expense increased $2.571 million or 19.3% due principally to the rising cost of deposit funding.

Index

Net income and earnings per share for the three-month period ended September 30, 2007 were $1.991 million and $0.19, respectively, versus $1.644 million and $0.15, respectively, for the three-month period ended September 30, 2006, a $347 thousand or 21.1% increase in net income and a $0.04 improvement in earnings per share.  Between comparable three-month periods, we recorded a $270 thousand decrease in the provision for loan losses due to the improved credit quality of the loan portfolio and recorded a $193 thousand or 14.0% increase in non-interest income.  These improvements were offset, in part, by increases in non-interest expense and income taxes.  Between comparable three-month periods, net interest income increased modestly.  Although there was a significant increase in earning asset yields between comparable periods, these improvements were offset by significant increases in deposit funding costs.

The following tables, set forth in this quarterly financial report, provide readers with supplementary information that is not directly obtainable from the unaudited consolidated interim financial statements provided in PART I, Item 1 of this quarterly report.  These tables are to be read in conjunction with our management discussion and analysis narrative regarding the financial condition, results of operations, liquidity, and capital resources contained within this report.

Index

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated.  Average outstanding balances are daily averages.

	For the Three Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$19,113	$245	5.09%	$9,226	$122	5.25%
Interest-bearing deposits	12,416	147	4.70%	3,114	29	3.69%
Securities (1)	275,366	3,038	4.38%	286,606	3,020	4.18%
Loans (2)	430,523	8,306	7.65%	405,904	7,763	7.59%
Total earning assets	737,418	11,736	6.31%	704,850	10,934	6.15%

Non-earning assets	41,554			41,187
Total assets	$778,972			$746,037
Liabilities:
Savings accounts	$76,173	$115	0.60%	$86,789	$139	0.64%
Money market accounts	101,283	995	3.90%	68,782	675	3.89%
NOW accounts	76,207	250	1.30%	86,006	246	1.13%
Time & other deposit accounts	316,871	3,486	4.36%	299,538	3,005	3.98%
Borrowings	63,381	639	4.00%	65,553	626	3.79%
Total interest-bearing liabilities	633,915	5,485	3.43%	606,668	4,691	3.07%

Non-interest bearing deposits	75,566			75,878
Other non-interest bearing liabilities	4,493			2,980
Total liabilities	713,974			685,526
Shareholders' equity	64,998			60,511
Total liabilities and shareholders' equity	$778,972			$746,037

Net interest income		$6,251			$6,243

Net interest rate spread (3)			2.88%			3.08%

Net earning assets	$103,503			$98,182

Net interest margin (4)			3.36%			3.51%

Net interest margin (tax-equivalent)			3.67%			3.83%

Ratio of earning assets to interest-bearing liabilities	116.3%			116.2%

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

Index

	For the Nine Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$17,785	$693	5.21%	$6,267	$235	5.01%
Interest-bearing deposits	6,380	227	4.76%	2,770	74	3.57%
Securities (1)	284,525	9,348	4.39%	294,876	9,197	4.17%
Loans (2)	419,450	23,994	7.65%	402,307	22,544	7.49%
Total earning assets	728,140	34,262	6.29%	706,220	32,050	6.07%

Non-earning assets	40,820			41,659
Total assets	$768,960			$747,879
Liabilities:
Savings accounts	$78,767	$367	0.62%	$89,114	$419	0.63%
Money market accounts	93,341	2,743	3.93%	59,891	1,610	3.59%
NOW accounts	78,224	751	1.28%	92,223	789	1.14%
Time & other deposit accounts	315,893	10,173	4.31%	298,961	8,534	3.82%
Borrowings	61,293	1,836	4.00%	68,514	1,947	3.80%
Total interest-bearing liabilities	627,518	15,870	3.38%	608,703	13,299	2.92%

Non-interest bearing deposits	72,853			71,340
Other non-interest bearing liabilities	4,382			3,616
Total liabilities	704,753			683,659
Shareholders' equity	64,207			64,220
Total liabilities and shareholders' equity	$768,960			$747,879

Net interest income		$18,392			$18,751

Net interest rate spread (3)			2.91%			3.15%

Net earning assets	$100,622			$97,517

Net interest margin (4)			3.38%			3.55%

Net interest margin (tax-equivalent)			3.66%			3.82%

Ratio of earning assets to interest-bearing liabilities	116.0%			116.0%

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

Index

Table of Non-Performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

	At September 30, 2007	At December 31, 2006
(Dollars in thousands)

Loans in Non-Accrual Status:
Residential real estate (1)	$724	$450
Commercial real estate	1,540	1,626
Commercial (2)	928	271
Consumer	17	0
Total non-accruing loans	3,209	2,347

Loans Contractually Past Due 90 Days or More and Still Accruing Interest	111	182
Troubled Debt Restructured Loans	1,874	0
Total non-performing loans	5,194	2,529
Other real estate owned	247	103
Total non-performing assets	$5,441	$2,632
Total non-performing assets as a percentage of total assets	0.68%	0.35%
Total non-performing loans as a percentage of total loans	1.20%	0.62%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$6,830	$6,241	$6,680	$6,640

Charge-offs:
Residential real estate (1)	0	0	97	47
Commercial real estate	0	1	120	2
Commercial (2)	84	3	189	1,015
Consumer	127	213	503	612
Total charge-offs	211	217	909	1,676

Recoveries:
Residential real estate (1)	0	12	22	28
Commercial real estate	23	0	64	0
Commercial (2)	15	14	132	49
Consumer	69	54	237	223
Total recoveries	107	80	455	300

Net charge-offs	104	137	454	1,376
Provision for loan losses	150	420	650	1,260
Balance at end of period	$6,876	$6,524	$6,876	$6,524

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.10%	0.13%	0.14%	0.46%

Allowance for loan losses to total loans	1.58%	1.61%	1.58%	1.61%

Allowance for loan losses to non-performing loans	132%	308%	132%	308%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Overview.  During the first nine months of 2007, our total assets increased $33.923 million or 4.5%.  At September 30, 2007, total assets were $795.904 million.  This compares to $761.981 million in total assets at December 31, 2006.  Loans increased $28.079 million or 6.9% between December 31, 2006 and September 30, 2007.  At September 30, 2007, loans comprised 54.5% of our total assets.  This compares to 53.3% at December 31, 2006.  Although the growth in loans during the nine-month period ended September 30, 2007 was consistent with our strategic objectives, it had a slightly negative impact on our overall liquidity position.

Total liabilities increased $30.395 million or 4.4% between December 31, 2006 and September 30, 2007.  Increases in deposits totaling $21.839 million during the period comprised 71.9% of the growth in total liabilities, while increases in borrowings and other liabilities contributed $8.556 million or 28.1% of the growth.  Most of the increase in deposits during the nine-month period ended September 30, 2007 was due to greater levels of high-cost deposits such as money market accounts and certificates of deposit, offset, in part, by decreased amounts of low-cost deposits such as savings and NOW accounts.  The continuation of this trend negatively affected our net interest income during both the three-month and nine-month periods ended September 30, 2007.

Total shareholders’ equity increased $3.528 million or 5.6% between December 31, 2006 and September 30, 2007.  A $3.335 million increase in retained earnings and a $798 thousand decrease in accumulated other comprehensive loss between the periods were offset, in part, by a $605 thousand increase in treasury stock.  During the first three quarters of 2007, we generated net income of $6.347 million and paid cash dividends totaling $3.012 million.  In addition, due to a slight decrease in the general level of interest rates between December 31, 2006 and September 30, 2007, we experienced an increase in the fair value of our available-for-sale investment securities, which resulted in a $740 thousand decrease in the net unrealized loss on securities, net of taxes.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 to 89 days delinquent), the level of non-performing loans, the level of impaired loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.  Between December 31, 2006 and September 30, 2007, the level of impaired and non-performing loans increased, while potential problem loans and delinquent loans decreased.

Total non-performing loans, including loans in non-accrual status, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $2.665 million between December 31, 2006 and September 30, 2007, from $2.529 million at December 31, 2006 to $5.194 million at September 30, 2007.  At September 30, 2007, total non-performing loans comprised 1.2% of total loans outstanding.  This compares to 0.6% at December 31, 2006.  During the nine-month period ended September 30, 2007, we transferred 12 loans from performing status to non-accrual status, causing an $862 thousand net increase in non-accrual loans.  In addition, during the same period we restructured one loan with an outstanding balance of $1.874 million.  At September 30, 2007, this loan was in compliance with its restructured terms.

Between December 31, 2006 and September 30, 2007, impaired loans increased from $1.896 million to $4.819 million, a $2.923 million increase.  Although this increase was significant, the level of allowance for impaired loans increased only $475 thousand, from $334 thousand at December 31, 2006 to $809 thousand at September 30, 2006.

Potential problem loans are loans which are currently performing, but where information about possible credit problems exists. The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.0 million.  Between December 31, 2006 and September 30, 2007, potential problem loans decreased $6.331 million, from $14.538 million at December 31, 2006 to $8.207 million at September 30, 2007.  Potential problem loans as a percentage of total loans outstanding equaled 1.9% at September 30, 2007, versus 3.6% at December 31, 2006.  The decrease in potential problem loans between December 31, 2006 and September 30, 2007 was due to a combination of factors, including the removal of several loans from potential problem loan status due to the improved financial condition of the borrower, repayment of loans by the borrower, and, to a lesser extent, the transfer of potential problem loans to non-performing status.

We recorded net loan charge-offs of $454 thousand during the nine-month period ended September 30,

Index

2007.  This compares to $1.376 million for the same nine-month period in 2006.  During the first quarter of 2006, we recorded $981 thousand in charge-offs for loans to one of our large commercial borrowers due to the deterioration in the financial condition of the borrower.  There were no similarly large charge-offs in the first quarter of 2007.  Annualized net loan charge-offs as a percentage of average total loans outstanding was 0.1% for the nine-month period ended September 30, 2007, versus 0.4% for the same period last year.

At September 30, 2007, loans that were 30 to 89 days delinquent totaled $2.743 million or 0.6% of loans outstanding.  By comparison, at December 31, 2006 we had $6.070 million or 1.5% of loans outstanding in this same category, a $3.327 million or 54.8% decrease.  The level of delinquent loans at September 30, 2007 was within management’s preferred target range of less than 1.0% of total loans outstanding.

The allowance for loan losses at September 30, 2007 was $6.876 million or 1.6% of total loans outstanding.  This compares to $6.680 million or 1.7% of loans outstanding at December 31, 2006.  During the first nine months of 2007, we recorded net charge-offs of $454 thousand.  During the nine months ended September 30, 2007, the Company recorded $650 thousand in the provision for loan losses.  Management and the Board of Directors deemed the allowance for loan losses as adequate at September 30, 2007 and December 31, 2006.

The credit quality of our available-for-sale and held-to-maturity investment securities portfolios remained strong during the quarter.  At September 30, 2007, 99.4% of the securities held in the Company’s bond portfolio were rated “A” or better by Moody’s credit rating service; 95.3% were rated “AAA.”  By comparison, at December 31, 2006, 99.4% were rated “A” or better and 95.9% were rated “AAA.”

Sub-Prime Mortgage Assets.   During recent quarters, many financial institutions have recorded impairments on their mortgage-related loan and investment securities portfolios due to the general collapse of the sub-prime mortgage market.  Sub-prime mortgages are generally defined as mortgages where the borrower's financial capacity to make timely principal and interest payments on his mortgage are not sustainable over an extended period of time.  Although the national financial markets in which we operate have been impacted by the collapse of the sub-prime mortgage market, we have not recorded and do not expect to record any significant losses or asset impairments due to this market condition.  It has not been our general practice to originate, purchase, or hold sub-prime loans and investment securities, and we have no plans to do so.

D. Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006

Overview.  During the third quarter of 2007, our net income and earnings per share were $1.991 million and $0.19, respectively.  This compares to net income and earnings per share of $1.644 million and $0.15 in the third quarter of 2006, resulting in a $347 thousand or 21.1% increase in net income and a $0.04 increase in earnings per share period over period.  Return on average assets and return on average equity for the three-month period ended September 30, 2007 were 1.01% and 12.15%, respectively.  This compares to a return on average assets of 0.87% and a return on average equity of 10.78% for the three-month period ended September 30, 2006.  The improvement in our operating results was due principally to a $193 thousand increase in non-interest income and a $270 thousand decrease in the provision for loan losses period over period due to the improved credit quality of our loan portfolio, offset, in part, by modest increases in non-interest expense and income taxes.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the third quarter of 2007, net interest income comprised 79.9% of our net revenue (net interest income plus non-interest income).  This compares to 82.0% in the third quarter of 2006.  Net interest income was $6.251 million during the three months ended September 30, 2007, as compared to $6.243 million for the three months ended September 30, 2006, an $8 thousand or 0.1% increase.  Although the net change in net interest income was not significant, we experienced significant increases in both interest income and interest expense between comparable three-month periods.

Throughout the second quarter of 2007 and the eight preceding quarters, we have operated in a flat or inverted yield curve environment.  Although the yield curve exhibited a modestly upward slope at September 30, 2007, this did not significantly affect net interest margin in the third quarter of 2007.  The interest rate climate has impaired our ability to improve net interest income and net interest margin principally because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities.

Index

Between comparable quarterly periods, total interest and dividend income increased $802 thousand or 7.3%, from $10.934 million for the three-month period ended September 30, 2006 to $11.736 million for the three-month period ended September 30, 2007.  Between the quarterly periods, the weighted average yield on all categories of earning assets, except for federal funds sold, increased.  Between the periods, maturing loans, investment securities, and interest-bearing deposits were replaced with new assets originated at slightly higher rates of interest.  In addition, between September 30, 2006 and September 30, 2007, some variable rate loans reset at higher rates of interest as the index interest rate on these loans increased between periodic re-pricing dates.  These interest rate changes, along with a $32.568 million or 4.6% increase in average earning assets between the periods, driven principally by a growth in loans outstanding, resulted in a sixteen basis point increase in total earning asset yields between the comparable periods.  Total earning asset yields were 6.31% in the third quarter of 2007.  This compares to 6.15% in the third quarter of 2006.

At the end of the third quarter of 2007, the Federal Open Market Committee lowered the target federal funds rate from 5.25% to 4.75%, the first change in this rate since June 2006.  This had the immediate impact of decreasing the yield on our federal funds sold, thereby lowering the effective yield on the federal funds sold portfolio to 5.09% for the third quarter of 2007.  This compares to a 5.25% yield on federal funds sold in the third quarter of 2006.  Although the yield decreased 16 basis points, interest income on federal funds sold increased $123 thousand between comparable periods due to a $9.887 million increase in the average balance.

We maintained a higher level of interest bearing deposits (at other banks) between comparable three-month periods.  In the third quarter of 2007, we maintained $12.416 million in average balances in interest-bearing deposits.  This compares to $3.114 million in the third quarter of 2006.  Management maintained a greater average outstanding balance in these short-term deposits to help mitigate interest rate risk and bolster short-term liquidity.  Interest income on interest bearing deposits between the comparable periods increased $118 thousand.

The average yield on the securities portfolio increased 20 basis points between comparable quarters, from 4.18% in the third quarter of 2006 to 4.38% in the third quarter of 2007.  Although the average outstanding balance of the securities portfolio decreased $11.240 million between the third quarter of 2006 and the third quarter of 2007, the interest income earned on the portfolio increased $18 thousand due to the improved yield.

The average yield on loans, our largest earning asset portfolio, increased 6 basis points between comparable quarters, from 7.59% in the third quarter of 2006 to 7.65% in the third quarter of 2007.  The increase in loan yields coupled with an increase in the average volume of loans outstanding between the periods resulted in a $543 thousand increase in interest income on loans between the periods.  The average volume of loans outstanding increased from $405.904 million in the three-month period ended September 30, 2006 to $430.523 million in the three-month period ended September 30, 2007.

Interest expense increased $794 thousand or 16.9% between the three-month period ended September 30, 2006 and the three-month period ended September 30, 2007.  We recorded total interest expense of $5.485 million for the three-month period ended September 30, 2007, as compared to $4.691 million for the three-month period ended September 30, 2006.  The increase in interest expense between the periods was due to two primary factors.  First, we recorded $995 thousand of interest expense on our money market deposit accounts in the third quarter of 2007.  This compares to $675 thousand in the third quarter of 2006, a $320 thousand or 47.4% increase between the periods.  Throughout 2006 and 2007 we offered and promoted to customers our Wealth Management money market deposit account.  The account provided depositors with a 4.0% interest rate throughout both periods.  It was offered to remain competitive with other financial institutions in our market.  As expected, our existing deposit customers and new deposit customers transferred their funds into this account, raising the average balance in our money market deposit accounts from $68.782 million in the third quarter of 2006 to $101.283 million in the third quarter of 2007, a $32.501 million or 47.2% increase.  Second, between comparable periods, a significant portion of the certificate of deposit portfolio matured.  These funds were often reinvested in new certificates of deposit, generally at higher rates of interest.  This increased interest expense $481 thousand between comparable quarters.

Rate and Volume Analysis.  The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest-bearing liabilities.

Index

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

Index

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007 vs. 2006			2007 vs. 2006
	Rate	Volume	Total	Rate	Volume	Total
(In thousands)

Earning assets:
Federal funds sold	$(4)	$127	$123	$10	$448	$458
Interest-bearing deposits	10	108	118	31	122	153
Securities	139	(121)	18	481	(330)	151
Loans	70	473	543	476	974	1,450
Total earning assets	215	587	802	998	1,214	2,212

Interest-bearing liabilities:
Savings accounts	(7)	(17)	(24)	(6)	(46)	(52)
Money market accounts	0	320	320	160	973	1,133
NOW accounts	33	(29)	4	90	(128)	(38)
Time & other deposit accounts	279	202	481	1,061	578	1,639
Borrowings	(21)	34	13	102	(213)	(111)
Total interest-bearing liabilities	284	510	794	1,407	1,164	2,571

Change in net interest income	$(69)	$77	$8	$(409)	$50	$(359)

Net interest income increased $8 thousand or 0.1% between the three-month period ended September 30, 2006 and the three-month period ended September 30, 2007.  The net increase in net interest income due to volume between comparable periods totaled $77 thousand, as compared to a net decrease in net interest income totaling $69 thousand due to rate.  Interest and dividend income increased $802 thousand between the three-month period ended September 30, 2006 and the three-month period ended September 30, 2007 due to increases in both the rate and volume of earning assets.  Specifically, between comparable quarters, interest income increased $587 thousand due to an increase in the volume of earning assets and $215 thousand due to an increase in the rate of earning assets.  This improvement was offset by an increase in interest expense between the periods totaling $794 thousand, $510 thousand due to an increase in the volume of interest-bearing liabilities and $284 thousand due to an increase in the rate paid on interest-bearing liabilities.

During the third quarter of 2007 we maintained average earning assets of $737.418 million.  This compares to average earning assets of $704.850 million during the third quarter of 2006, a $32.568 million or 4.6% increase.  Between the periods the average outstanding volume of loans outstanding increased $24.619 million or 6.1% due to the expansion of our lending territory and strategic emphasis to increase loans outstanding.  This caused a $473 thousand increase in interest income between comparable quarters due to an increase the average volume of loans outstanding.  Although the general level of interest rates decreased between September 30, 2006 and September 30, 2007, the average yield on loans increased 16 basis points between the periods, resulting in a $70 thousand increase in interest income due to rate.  A significant portion of our variable rate loans, including most of our home equity lines of credit, are indexed to the prime rate.  Even though the prime rate was 8.25% during the entire third quarter of 2006 and most of the third quarter of 2007, the yield on loans increased modestly between the periods because many of our prime-based loans reset after the third quarter of 2006.

Due to an increase in loans between comparable quarters, we increased the average outstanding balances of federal funds sold and interest bearing deposits (at other banks) to improve liquidity and mitigate interest rate risk.  On a combined basis, the increase in the volume of these portfolios increased interest income $235 thousand between comparable quarters.  A 50 basis point decrease in the federal funds target rate at the end of the third quarter of 2007 reduced the average yield on federal funds sold between the periods from 5.25% in the third quarter of 2006 to 5.09% in the third quarter of 2007 and negatively impacted interest income by $4 thousand.

To help fund the loan growth between the comparable periods, as well as to counteract the interest rate risk associated with originating and holding fixed rate loans, we reduced the size of our investment

Index

securities portfolio.  During the third quarter of 2007, the average outstanding balance of the investment securities portfolio was $275.366 million.  This compares to $286.606 million during the third quarter of 2006, an $11.240 million or 3.9% decrease.  The decrease in the volume of the investment securities portfolio between comparable three-month periods caused a $121 thousand decrease in interest income on investments between the third quarter of 2006 and the third quarter of 2007.  This was offset by a $139 thousand increase in interest income on the investment securities portfolio due to rate.  The yield on the investment securities portfolio was 4.18% during the third quarter of 2006 because a significant portion of the securities we held were purchased during 2003, 2004, and 2005 when interest rates reached historic lows.  Between the third quarter of 2006 and the third quarter of 2007, some of these securities were replaced by higher-yielding instruments, increasing the yield to 4.38%.

The $802 thousand increase in interest income between the three-month period ended September 30, 2006 and the three-month period ended September 30, 2007 was offset by a $794 thousand increase in the cost of interest bearing liabilities, $510 thousand due to the increase in volume and $284 thousand due to the increase in rate.  The interest expense recorded on our most interest-sensitive liabilities, including time and other deposit accounts and money market accounts, increased significantly between comparable quarters.

Interest expense on time and other deposit accounts increased $481 thousand between comparable quarterly periods.  Between periods, certificates of deposit that were originally opened in 2003, 2004, and 2005, when interest rates were at historic lows, matured and were replaced by higher-cost certificates of deposit.  This drove up the cost of time and other deposit accounts by 38 basis points, from 3.98% in the third quarter of 2006 to 4.36% in the third quarter of 2007, resulting in a $279 thousand increase in interest expense due to rate.  The remaining increase in interest expense on time and other deposit accounts between the periods, totaling $202 thousand, was due to an increase in volume as depositors transferred their monies from low-rate interest-bearing deposit or demand deposit accounts to higher-yield certificates of deposit.

Money market accounts experienced similar results.  In particular, interest expense on money market accounts increased $320 thousand due to volume between the third quarter of 2006 and the third quarter of 2007.  Between the third quarter of 2006 and the third quarter of 2007, we continued to offer our Wealth Management account, a retail money market account providing depositors with a 4.0% interest rate.  The attractive interest rate on this deposit product garnered additional money market deposits, which resulted in an increase in interest expense due to volume totaling $320 thousand.  The average volume of money market deposit accounts increased $32.501 million over comparable periods, from $68.782 million in the third quarter of 2006 to $101.283 million in the third quarter of 2007.

The average volume of our savings accounts declined between the three-month period ended September 30, 2006 and the three-month period ended September 30, 2007 as customers transferred their savings account funds into higher-rate deposit alternatives.  The decrease in interest expense on savings accounts totaled $24 thousand between comparable periods, $17 thousand due to volume and $7 thousand due to rate.

Even though we paid a slightly higher rate on our NOW accounts, we continued to experience a decline in the average volume of NOW accounts outstanding as customers transferred their NOW account funds into higher-rate deposit alternatives.  Between the third quarter of 2006 and the third quarter of 2007, the average volume of NOW account balances declined $9.799 million.  This caused a $29 thousand decrease in interest expense between comparable periods due to volume, which was offset by a $33 thousand increase in interest expense on NOW accounts due to rate.

The interest expense recorded on borrowings increased $13 thousand between the three-month period ended September 30, 2006 and the three-month period ended September 30, 2007.  Between comparable periods, as interest rates generally decreased, higher-cost borrowings were replaced by lower-cost borrowings as they matured, causing a $21 thousand decrease in interest expense on borrowings due to rate.  This was offset by a $34 thousand increase in interest expense due to an increase in borrowings between the periods.

Provision for Loan Losses.   We recorded a provision for loan losses of $150 thousand for the three- month period ended September 30, 2007.  This compares to $420 thousand for the three-month period ended September 30, 2006, a $270 thousand decrease.  The provision for loan losses decreased principally because we experienced a significant decrease in the level of potential problem loans in 2007 and a modest decrease in the level of net charge-offs between the comparable quarters.  At September

Index

30, 2007, potential problem loans were $8.207 million.  This compares to $14.538 million at December 31, 2006 and $14.358 million at September 30, 2006.  Net charge-offs totaled $104 thousand for the third quarter of 2007 as compared to $137 thousand for the third quarter of 2006.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income and gains on bank-owned life insurance, other service fees, and other income.  Non-interest income improved significantly in the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006.  Specifically, total non-interest income increased from $1.375 million in the three-month period ended September 30, 2006 to $1.568 million in the three-month period ended September 30, 2007, a $193 thousand or 14.0% increase.  Between comparable quarterly periods we recorded significant increases in trust fees, service charges on deposit accounts, and net gain on sale of loans, as well as modest increases in commission income and other income.  These improvements were offset, in part, by decreases in net investment securities gains, income on bank-owned life insurance, and other service fees.

Trust fees increased $129 thousand or 37.5% between the three-month period ended September 30, 2006 and the three-month period ended September 30, 2007.  During the third quarter of 2007, we recorded $473 thousand in trust fees as compared to $344 thousand in the third quarter of 2006.  The increase between comparable quarters was principally due to in the recording of executor fees.  During the third quarter of 2007, we recorded executor fees totaling $118 thousand.  By comparison, during the third quarter of 2006 we did not record any executor fees.  The remaining increase in trust fees between the periods, totaling $11 thousand, was due to a net increase in trust, custodial, investment management, and other account administration and termination fees between the periods on new and existing accounts.

During the third quarter of 2007, we recorded $478 thousand of service charges on deposit accounts.  This compares to $414 thousand during the third quarter of 2006, a $64 thousand or 15.5% increase.  The net increase in service charges on deposit accounts was primarily due to an increase in penalty charges on checking accounts.  During the first quarter of 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and increasing deposit service fees.

During the first quarter of 2007, we acquired Provantage, a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage services to our borrowers.  Provantage sells a significant portion of its originated loans to third party financial institutions in the normal course of its business.  During the third quarter of 2007, we recorded a $50 thousand net gain on the sale of these loans.  This compares to no loans sold during the third quarter of 2006.

During the third quarter of 2007 we recorded $112 thousand of commission income as compared to $98 thousand during the third quarter of 2006.  The $14 thousand or 14.3% increase period over period was due to a modest increase in insurance policy sales by our Mang–Wilber LLC insurance agency subsidiary.

Other income is comprised of several types of fee and other income including investment service fees, lease income, safe deposit box income, title insurance agency income, and rental of foreclosed real estate.  Other income increased from $222 thousand in the third quarter of 2006 to $231 thousand in the third quarter of 2007, a $9 thousand or 4.1% increase.  The increase between comparable periods was principally due to a $14 thousand increase in investment services fees.

During the three-month period ended September 30, 2007, we recorded net investment security gains totaling $22 thousand, $10 thousand due to an increase in the value of our trading securities portfolio and $12 thousand in gains on the sale of available-for-sale investment securities.  Our trading securities portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.  By comparison, during the third quarter of 2006 we recorded $75 thousand in net investment security gains due to an increase in the value of our trading securities.  This represented a $53 thousand decrease in net investments security gains period over period.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, commissions on residential mortgages, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit

Index

account registry service fees, and other miscellaneous service charges and fees.  Other service fees decreased $15 thousand or 21.7% between the third quarter of 2006 and the third quarter of 2007.  The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions.  During 2006 we originated residential mortgages as an agent for a large regional bank based in the Southeast.  In the first quarter of 2007, we acquired Provantage and terminated our agency relationship with the large regional bank, thereby reducing residential mortgage commissions.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Total non-interest expense increased $33 thousand or 0.7% on a comparable quarter basis, from $5.069 million in the third quarter of 2006 to $5.102 million in the third quarter of 2007.

Salaries expense increased $89 thousand or 3.6% between the quarterly periods, from $2.459 million during the third quarter of 2006 to $2.548 million during the third quarter of 2007.  The increase in salaries expense between the comparable periods was due principally to a $100 thousand increase in base salaries, overtime, and commission and incentive plan costs.  This increase was offset, in part, by an $11 thousand net decrease in the expense related to the executive deferred compensation plan.

We recorded employee benefits expense of $526 thousand in the third quarter of 2007 as compared to $586 thousand in the third quarter of 2006, a $60 thousand or 10.2% decrease.  During the third quarter of 2007, we recorded a $40 thousand credit on the Company’s defined benefit retirement plan.  This compares to a $101 thousand expense recorded on the Company’s defined benefit plan during the third quarter of 2006.  Our defined benefit plan was frozen in 2006.  This improvement totaling $141 thousand was offset by increases in 401k plan expense, FICA expense, benefits expense associated with our Provantage subsidiary, and other benefits.

On a combined basis, occupancy expense of company premises and furniture and fixture expense decreased $135 thousand or 17.1%, from $788 thousand in the third quarter of 2006 to $653 thousand in the third quarter of 2007.  In the third quarter of 2006, we incurred significant premises and equipment expenses due to business resumption costs associated with restoring banking services after our market area was severely impacted by regional flooding.  In particular, during the third quarter of 2006, we leased “bank in the box” trailers to restore banking services at our Sidney, NY and Walton, NY locations.  In addition to incurring the costs associated with establishing and leasing these temporary banking facilities, we also incurred significant costs related to cleaning and dehumidifying our offices directly affected by flooding.

On a combined basis, we recorded $541 thousand in computer service fees, advertising and marketing fees, and professional fees during the third quarter of 2007.  This compares to $523 thousand in these same categories during the third quarter of 2006, an $18 thousand or 3.4% increase quarter over quarter.  A $51 thousand increase in professional fees between periods was offset, in part, by a $26 thousand decrease in computer service fees and a $7 thousand decrease in advertising and marketing expenses.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the three-month period ended September 30, 2007, other miscellaneous expenses increased $121 thousand or 17.0%, from $713 thousand in the three-month period ended September 30, 2006 to $834 thousand in the three-month period ended September 30, 2007.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

Index

	For the Three Months Ended September 30,
Description of Other Miscellaneous Expense	2007	2006	Increase / (Decrease)
	(dollars in thousands)
Directors' fees	$65	$51	$14
Donations	71	29	42
Postage and shipping	41	52	(11)
Intangible asset amortization expense	30	45	(15)
Minority interest for Mang-Wilber LLC insurance agency subsidiary	23	3	20
Flood losses, net of insurance recoveries	0	17	(17)
All other miscellaneous expense items, net	604	516	88
Total other miscellaneous expense	$834	$713	$121

Income Taxes.  Income tax expense increased from $485 thousand during the three-month period ended September 30, 2006 to $576 thousand during the three-month period ended September 30, 2007, a $91 thousand or 18.8% increase.  The increase in income tax expense was primarily due to an increase in income before taxes between the comparable periods.  This was offset, in part, by the recognition of a $64 thousand federal tax benefit for a tax exposure item related to our 2003 tax liability.  Income before taxes totaled $2.567 million in the third quarter of 2007 as compared to $2.129 million in the third quarter of 2006.  Our effective tax rate was 22.4% in the third quarter of 2007 as compared to 22.8% in third quarter of 2006.

E. Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Overview.  During the nine-month period ended September 30, 2007, our net income and earnings per share were $6.347 million and $0.60, respectively.  This compares to net income and earnings per share of $4.951 million and $0.45, respectively, in the in the nine-month period ended September 30, 2006, resulting in a $1.396 million or $0.15 per share improvement period over period.  Return on average assets and return on average equity for the nine-month period ended September 30, 2007 were 1.10% and 13.22%, respectively.  This compares to a return on average assets of 0.89% and a return on average equity of 10.31% for the nine-month period ended September 30, 2006.

This significant improvement in our operating results for the nine-month period ended September 30, 2007 versus the nine-month period ended September 30, 2006 was principally due to three unusual events.  First, during the first quarter of 2007 we recorded a $352 thousand gain on the disposal of fixed assets due to the recognition of a deferred gain on the sale of our Norwich Town branch building and contents.  Second, in May 2007, Mr. Steven A. Milavec, a senior executive of the Company, unexpectedly passed away.  As a result, in the second quarter of 2007 we recorded a $615 thousand (non-taxable) gain on life insurance coverage maintained by the Bank on Mr. Milavec.  And finally, due to a regional flood in the second quarter of 2006, we recorded a $320 thousand loss on disposal / impairment of fixed assets for two of our branch office buildings and their contents.  Due to the flood, we applied for various flood relief grants from various New York State agencies and were awarded $245 thousand in grant funding, $232 thousand of which was recorded in 2007.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first nine months of 2007, net interest income comprised 76.4% of our net revenue (net interest income plus non-interest income).  This compares to 81.1% in the first three quarters of 2006.  In the nine-month period ended September 30, 2007, our net interest income was $18.392 million.  By comparison, for the nine-month period ended September 30, 2006, our net interest income was $18.751 million.  The $359 thousand or 1.9% decrease in net interest income between comparable periods was principally due to a significant increase in the cost of our interest bearing liabilities (principally deposit funding), offset, in part, by increases in interest income on earning assets (principally loans).

The level of our net interest income is dependent on several factors including, but not limited to: our ability to attract and retain deposits, our ability to generate and retain loans, regional and local economic

Index

conditions, regional competition, capital market conditions, the national interest rate environment, as well as our tolerance for risk.  Throughout 2006 and the first nine months of 2007, our net interest income has been impacted by all of these factors, the most significant of which has been the persistence of a flat to inverted yield curve.  A flat to inverted interest rate environment generally diminishes our ability to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities.  Although the yield curve exhibited a modestly upward slope in the third quarter of 2007, this did not significantly affect net interest margin in the nine months ended September 30, 2007.

Between comparable nine-month periods, total interest and dividend income increased $2.212 million or 6.9%, from $32.050 million for the nine-month period ended September 30, 2006 to $34.262 million for the nine-month period ended September 30, 2007.  The weighted average yield on all categories of earning assets, including federal funds sold, interest bearing deposits (at other banks), investment securities, and loans, increased between the nine-month periods ended September 30, 2006 and September 30, 2007.  Between the periods, maturing earning assets were replaced with new assets originated at higher rates of interest.  In addition, between comparable periods most variable rate earning assets reset at higher rates of interest due to an increase in the index interest rate between periodic re-pricing dates.

The average yield on loans, our largest earning asset portfolio, increased sixteen basis points between comparable nine-month periods, from 7.49% in the nine-month period ended September 30, 2006 to 7.65% in the nine-month period ended September 30, 2007.  Although the prime rate remained unchanged throughout most of 2007, the average yield on our loans increased.  A significant portion of our variable rate loans are indexed to the prime rate, but only reset on a pre-determined periodic basis such as the anniversary date of the loan.  This condition delays the impact interest rate changes have on our loan portfolio yield.  For this reason, the prime rate increases experienced in the first two quarters of 2006 did not fully impact loan yields until subsequent quarters.  The increase in loan yields, coupled with an increase in the average volume of loans outstanding between comparable nine-month periods, resulted in a $1.450 million increase in interest income on loans.  Interest income on loans totaled $23.994 million in the nine-month period ended September 30, 2007, as compared to $22.544 million in the nine-month period ended September 30, 2006.  The average volume of loans outstanding increased from $402.307 million in the nine-month period ended September 30, 2006 to $419.450 million in the nine-month period ended September 30, 2007.

The average yield on the securities portfolio increased twenty-two basis points between comparable nine-month periods, from 4.17% in the nine-month period ended September 30, 2006 to 4.39% in the nine-month period ended September 30, 2007.  Between September 30, 2006 and September 30, 2007, the proceeds of maturing, sold, or called investment securities were reinvested in higher yield instruments.  Although this activity helped improve interest income between comparable nine-month periods, it was offset, in part, by a reduction in the average volume of securities we maintained in our investment portfolio.  Between comparative nine-month periods we maintained an increased level of federal funds sold and interest-bearing deposits (at other banks) to help manage interest rate and liquidity risk and were successful in increasing average loan volumes outstanding.  The twenty-two basis point increase in the average yield on the investment securities portfolio, offset by a reduction in the average outstanding balance of the portfolio, resulted in a net increase in interest income of $151 thousand between the nine-month periods ended September 30, 2006 and September 30, 2007.  Interest income from securities increased from $9.197 million in the first three quarters of 2006 to $9.348 million in the first three quarters of 2007.

To manage interest rate risk and liquidity risk, we increased our average outstanding balance in federal funds sold and interest-bearing deposits (at other banks) between comparable nine-month periods.  In particular, the average volume of federal funds sold increased $11.518 million from $6.267 million for the nine-month period ended September 30, 2006 to $17.785 million for the nine-month period ended September 30, 2007.  In addition, the average yield on the federal funds sold portfolio increased twenty basis points between comparable periods due to a higher average federal funds rate during the first nine months of 2007 than in the first nine months of 2006.  The increase in the volume and the rate of federal funds sold resulted in a $458 thousand improvement in interest income on federal funds sold between comparable periods.  Interest income on federal funds sold was $235 thousand in the first nine months of 2006, as compared to $693 thousand in the first nine months of 2007.

We recorded $227 thousand of interest income on interest-bearing deposits (at other banks) during the nine-month period ended September 30 2007 as compared to $74 thousand during the nine-month period

Index

ended September 30, 2006, a $153 thousand increase.  We increased the volume of interest-bearing deposits (at other banks) between comparable periods to mitigate interest rate risk and liquidity risk.  In addition, the yield on this portfolio increased from 3.57% in the nine-month period ended September 30, 2006 to 4.76% in the nine-month period ended September 30, 2007 due to higher market interest rates.

Interest expense increased $2.571 million or 19.3% between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007.  We recorded total interest expense of $15.870 million for the nine-month period ended September 30, 2007 as compared to $13.299 million for the nine-month period ended September 30, 2006.  The increase in interest expense between the periods was due to two primary factors.  First, between comparable periods, a significant portion of the certificate of deposit portfolio matured.  These funds, along with funds from new depositors, were often reinvested in new certificates of deposit, generally at higher rates of interest.  This increased interest expense on time and other deposit accounts from $8.534 million in the first nine months of 2006 to $10.173 million in the first nine months of 2007, a $1.639 million or 19.2% increase.  Second, we recorded $2.743 million of interest expense on our money market deposit accounts in the first nine months of 2007.  This compares to $1.610 million in the first nine months of 2006, a $1.133 million increase between the periods.  Throughout 2006 and 2007 we offered and promoted to customers our Wealth Management money market deposit account.  The account provided depositors with a 4.0% interest rate throughout both periods.  It was offered to remain competitive with other financial institutions in our market.  As expected, our existing deposit customers and new deposit customers transferred their funds into this account, raising the average balance in our money market deposit accounts from $59.891 million in the first nine months of 2006 to $93.341 million in the first nine months of 2007, a $33.450 million or 55.9% increase.

Rate and Volume Analysis.  The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest-bearing liabilities.

Interest income increased $2.212 million between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007 due to both an increase in the rate and volume of earning assets.  The yield on all categories of earning assets increased between comparable nine-month periods, including federal funds sold, interest-bearing deposits (at other banks), securities, and loans.  On a combined basis, the rate improvement on earning assets contributed an additional $998 thousand of interest income between comparable periods, while the increase in the volume of earning assets contributed $1.214 million of additional interest income.

Of the $2.212 million increase in interest income between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007, $1.450 million or 65.6% of the total increase was due to an increase in interest income on loans.  Between comparable periods, the average volume of loans outstanding increased $17.143 million, due principally to loan growth in our newer markets.  The growth in the volume of loans between comparable periods contributed $974 thousand of the $1.450 million improvement in interest income on loans.  In addition, between the comparable periods, existing variable rate loans re-priced at higher rates of interest, helping to increase the yield on loans by sixteen basis points from 7.49% in the nine-month period ended September 30, 2006 to 7.65% in the nine-month period ended September 30, 2007.  The increase in the rate on loans between comparable periods contributed $476 thousand of the $1.450 million increase in interest income on loans between comparable periods.

Due to the increasing interest rate risk associated with building the loan portfolio and a 100 basis point increase in the target federal funds rate during the first half of 2006, we increased our average outstanding balance in federal funds sold between comparable periods.  In the nine-month period ended September 30, 2006 we maintained an average federal funds sold position of $6.267 million.  This compares to $17.785 million in the nine-month period ended September 30, 2007.  The increase in the volume and rate on federal funds sold between the periods contributed additional interest income totaling $458 thousand, $448 thousand of which was due to volume and $10 thousand of which was due to rate.

Interest income on the securities portfolio increased $151 thousand between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007.  To help fund loan growth, an increased federal funds sold position, and a higher interest-bearing deposits position, we reduced the size of our investment securities portfolio between comparable periods.  During the nine-month period ended September 30, 2006, the average outstanding balance of the investment securities portfolio was $294.876 million.  This compares to $284.525 million during the nine-month period ended September 30, 2007, a $10.351 million or 3.5% decrease.  The decrease in the average outstanding

Index

balance of investment securities between periods negatively impacted interest income by $330 thousand.  This was offset, however, by an increase in interest income on securities due to rate totaling $481 thousand.

The $2.212 million increase in interest income between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007 was negated by a $2.571 million increase in the cost of interest-bearing liabilities, $1.407 million of which was due to the increase in rate and $1.164 million of which was due to the increase in the volume of interest-bearing liabilities.  The interest expense recorded on our most interest-sensitive liabilities, including time and other deposit accounts and money market accounts, increased due to both an increase in volume and an increase in rate.

Interest expense on time and other deposit accounts increased $1.639 million between the nine-month periods ended September 30, 2006 and September 30, 2007.  Between comparable periods, we raised the interest rates paid on certificates of deposit.  This was done to remain competitive with local bank competition and to match market increases in short-term interest rates, particularly for jumbo certificates of deposit (over $100,000).  This action increased the cost of time and other deposit accounts, resulting in a $1.061 million increase in interest expense due to rate.  The remaining increase in interest expense on time and other deposit accounts between the periods, totaling $578 thousand, was due to an increase in volume as depositors transferred their monies from low-rate interest-bearing deposit or demand deposit accounts to higher-yield certificates of deposit.

As short-term interest rates increased during the first half of 2006, we raised the interest rate to 4.0% on all tiers of our Wealth Management money market deposit account.  Although we believe this helped us retain existing depositors’ funds and attract new depositors, it caused a significant increase in interest expense on money market accounts.  Interest expense on money market deposit accounts increased $1.133 million between the nine-month periods ended September 30, 2006 and September 30, 2007.  The average rate paid on our money market deposit accounts increased from 3.59% for the nine-month period ended September 30, 2006 to 3.93% for the nine-month period ended September 30, 2007, while the average outstanding volume of money market deposit accounts increased from $59.891 million to $93.341 million over the same periods.  Of the $1.133 million increase in interest expense on money market deposit accounts, $973 thousand was due to an increase in volume and $160 thousand was due to an increase in rate.

During the first nine months of 2006, there was a general rise in short-term interest rates.  This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a less liquid, higher-rate deposit account.  This decreased the average volume of NOW accounts between the periods from $92.223 million in the first nine months of 2006 to $78.224 million in the first nine months of 2007.  The decrease in the average volume of NOW account deposits reduced interest expense by $128 thousand between comparable periods.  This improvement was offset, in part, by a $90 thousand increase in interest expense on NOW account deposits due to a 14 basis point increase in the average rate paid between the periods.

The weighted average rate paid on savings accounts was 0.62% for the nine-month period ended September 30, 2007, as compared to 0.63% for the nine-month period ended September 30, 2006.  The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods.  The interest expense recorded on savings accounts due to changes in volume decreased $46 thousand between comparable nine-month periods.

The interest expense on borrowings decreased $111 thousand between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007.  Between comparable periods, lower-cost borrowings were replaced by higher-cost borrowings as they matured.  This increased borrowing costs from 3.80% in the first nine months of 2006 to 4.00% in the first nine months of 2007, causing a $102 thousand increase in interest expense on borrowings due to rate.  Due to the increased borrowing rates and the flat to inverted yield curve throughout the comparable periods, we reduced average borrowings.  Specifically, average outstanding borrowings decreased from $68.514 million in the first nine months of 2006 to $61.293 million in the first nine months of 2007.  The decrease in the average outstanding balance of borrowed funds reduced interest expense on borrowings due to volume by $213 thousand between comparable periods.

Provision for Loan Losses.  We recorded a provision for loan losses of $650 thousand for the nine-month period ended September 30, 2007.  This compares to $1.260 million for the nine-month period ended

Index

September 30, 2006.  The $610 thousand or 48.4% decrease in the provision for loan losses between comparable nine-month periods was principally due to a reduction in potential problem loans, delinquencies, and net charge-offs, offset, in part, by an increase in non-performing loans.  At December 31, 2006 we had identified $14.538 million in potential problem loans.  By comparison, at September 30, 2007, potential problem loans totaled $8.207 million, a $6.331 million or 43.5% decrease.  Net charge-offs for the nine-month period ended September 30, 2007 were $454 thousand, as compared to $1.376 million for the nine-month period ended September 30, 2006.  Loans 30 to 89 days delinquent decreased between December 31, 2006 and September 30, 2007 from $6.070 million to $2.743 million, respectively.  The improvements in potential problem loans, delinquent loans, and net charge-offs between the periods were counteracted, in part, by an increase in non-performing loans.  Non-performing loans totaled $2.529 million at December 31, 2006 as compared to $5.194 million at September 30, 2007.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment security gains, net gain on sale of loans, income and gains on bank-owned life insurance, other service fees, and other income.  Non-interest income improved significantly in the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006.  In particular, total non-interest income increased from $4.376 million in the nine-month period ended September 30, 2006 to $5.671 million in the nine-month period ended September 30, 2007, a $1.295 million or 29.6% increase.  The significant increase in non-interest income between comparable nine-month periods was principally due to three unusual events: (i) a $615 thousand gain on life insurance coverage due the death of Mr. Milavec, a senior executive of the Company; (ii) the recording of New York State flood-grant proceeds during 2007 totaling $232 thousand; and (iii) the recognition of a $352 thousand deferred gain on the sale of our Norwich Town branch building and related equipment to the site’s landowner.  In addition, between comparable periods we recorded increases in trust fees, service charges on deposit accounts, net gain on sale of loans, and bank-owned life insurance income totaling $435 thousand.  These improvements were offset, in part, by decreases in commission income, investment security gains (net), and other service fees totaling $339 thousand.

Trust fees increased $158 thousand or 14.4% between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007.  During the first nine months of 2006 we recorded $1.095 million in trust fees as compared to $1.253 million in the first nine months of 2007.  During the first nine months of 2006 we recorded account termination and executor fees totaling $92 thousand.  By comparison, during the first nine months of 2007 we recorded account termination and executor fees totaling $205 thousand, a $113 thousand increase.  The remaining increase in trust fees between the periods, totaling $45 thousand, was due to a net increase in trust, custodial, and investment management fees between the periods on new and existing accounts.

During the nine-month period ended September 30, 2007 we recorded $1.379 million of service charges on deposit accounts.  This compares to $1.227 million in service charges on deposit accounts during the nine-month period ended September 30, 2006, a $152 thousand or 12.4% increase.  The net increase in service charges on deposit accounts was primarily due to an increase in penalty charges on checking accounts.  During the first quarter of 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and improving deposit service fees.  Penalty charges on checking accounts increased $140 thousand between comparable nine-month periods, from $604 thousand during the nine-month period ended September 30, 2006 to $744 thousand during the nine-month period ended September 30, 2007.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang–Wilber LLC.  During the nine-month period ended September 30, 2007, we recorded commission income totaling $402 thousand.  This compares to $415 thousand in commission income during the nine-month period ended September 30, 2006, a $13 thousand or 3.1% decrease.  Mang–Wilber, LLC owns two-thirds of a specialty-lines property and casualty agency located in Clifton Park, New York (Saratoga County).  This agency did not perform well in 2007 as compared to 2006 and was largely responsible for the decrease in commission income period over period.

During the first nine months of 2007, we recorded net investment security gains totaling $148 thousand, $136 thousand of which was due to an increase in the value of our trading securities portfolio and $12 thousand of which was attributable to gains on the sale of available-for-sale investment securities.  Our trading securities portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.  By comparison, during the first nine months of 2006 we recorded $385 thousand in net investment security gains, a $237 thousand decrease period over period.  During the first nine months of 2006 we received proceeds from the sale and maturity of available-for-sale investment

Index

securities totaling $29.242 million, which generated $271 thousand in net gains during the period.  During that same period, our trading securities generated net gains of $114 thousand.

During the first quarter of 2007 we acquired Provantage, a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  Provantage sells a significant portion of its originated loans to third party financial institutions in the normal course of its business.  During 2007, we recorded a $160 thousand net gain on the sale of these loans.  This compares to no loans sold during 2006.

During the nine-month period ended September 30, 2007, we recorded a $451 thousand increase in the cash surrender value of bank-owned life insurance.  This compares to $426 thousand during the nine-month period ended September 30, 2006, a $25 thousand or 5.9% increase.  Between comparable periods, our insurance carriers raised their net crediting rates on bank-owned life insurance contracts.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, commissions on residential mortgages, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees, and other miscellaneous service charges and fees.  Other service fees decreased $89 thousand or 33.5% between the nine-month periods ended September 30, 2006 and 2007.  The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions.  During 2006 we originated residential mortgages as an agent for a large regional bank based in the Southeast.  In the first quarter of 2007, we acquired Provantage and terminated our agency relationship with the large regional bank.  This reduced residential mortgage commissions from $99 thousand in the first nine months of 2006 to $19 thousand in the first nine months of 2007, an $80 thousand decrease.

Other income is comprised of numerous types of fee income including investment services income, lease income, safe deposit box income, gain on sale of fixed assets, title insurance agency income, and income from the rental of foreclosed real estate.  Other income increased from $562 thousand in the first nine months of 2006 to $1.086 million in the first nine months of 2007, a $524 thousand or 93.2% increase.  In the first quarter of 2006, we recorded a $352 thousand deferred gain on the sale of our Norwich Town branch building and related equipment to the site’s landowner.  There were no similar transactions recorded in the first nine months of 2006.  In addition, during 2007 we received $232 thousand in flood grant proceeds from New York State.  These grants were provided to assist us with our flood recovery efforts due to a regional flood in 2006.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Non-interest expense decreased modestly between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007.  In particular, non-interest expense decreased from $15.414 million in the nine-month period ended September 30, 2006 to $15.287 million in the nine-month period ended September 30, 2007, a $127 thousand or 0.8% decrease.  Through the first three quarters of 2006, we incurred non-interest expenses totaling approximately $600 thousand due to a regional flood.  Similar expenses were not incurred during the first nine months of 2007, thereby resulting in a general reduction in non-interest expense.  This decrease was negated in part by increases in salaries, furniture and equipment expense, advertising and marketing, professional fees, and other miscellaneous expenses between comparable nine-month periods.

Salaries expense increased $123 thousand or 1.7% between the comparable nine-month periods, from $7.172 million during the nine-month period ended September 30, 2006 to $7.295 million during the nine-month period ended September 30, 2007.  The increase between comparable periods was due principally to a $118 thousand increase in base salaries and overtime (less deferred amounts).  Between comparable periods we acquired Provantage and provided general pay raises to our employees.  In addition, we recorded a $47 thousand increase in executive deferred compensation plan expense between comparable nine-month periods.  These increases were reduced, in part, by a $42 thousand decrease in employee incentive and commission expenses between comparable nine-month periods.

Employee benefits expense decreased modestly between the nine-month period ended September 30, 2006 and the nine-month period ended September 30, 2007.  We recorded employee benefits expense of $2.024 million in the nine-month period ended September 30, 2006 as compared to $1.897 million in the nine-month period ended September 30, 2007, a $127 thousand or 6.3% decrease.  During the first nine

Index

months of 2006, we recorded $236 thousand of expense associated with the Company’s defined benefit retirement plan.  In February 2006, we froze the plan’s benefits.  In addition, the plan’s assets have performed well in recent years.  Due to these factors, we recorded a $119 thousand credit on the plan in the first nine months of 2007, reducing employee benefits expense by $355 thousand.  This reduction in expense was offset in part by a significant increase in employee health insurance costs totaling $247 thousand, $233 thousand due to increases in the Bank’s plan and $14 thousand due to the Provantage health plan.  During the first nine months of 2007 we experienced a significant increase in claims on the Bank’s partially self-insured health plan, requiring us to record $856 thousand in health insurance plan expenses.  This compares to $609 thousand in the first nine months of 2006.

During the first three quarters of 2007, we recorded $1.308 million in occupancy expense of Company premises.  This compares to $1.443 million during the first three quarters of 2006, a $135 thousand or 9.4% decrease.  In the third quarter of 2006, we incurred significant premises and equipment expenses due to business resumption costs associated with restoring banking services after our market area was severely impacted by regional flooding.  In particular, during the third quarter of 2006 we leased “bank in the box” trailers to restore banking services at our Sidney, NY and Walton, NY locations.  In addition to incurring the costs associated with establishing and leasing these temporary banking facilities, we also incurred significant costs related to cleaning and dehumidifying our offices directly affected by flooding.

During the first three quarters of 2007 we recorded furniture and equipment expense totaling $624 thousand as compared to $581 thousand during the first three quarters of 2006, a $43 thousand or 7.4% increase.  Between comparable periods we recorded a $45 thousand increase in depreciation expense on furniture and equipment, due principally to increased technology demands and related computer equipment purchases.

Computer service fees decreased $46 thousand or 7.4% between comparable nine-month periods, from $625 thousand for the nine-month period ended September 30, 2006 to $579 thousand for the nine-month period ended September 30, 2007.  Between the comparable periods, we engaged a new ATM network provider and successfully reduced ATM vendor fees by $40 thousand.

Advertising and marketing expenses increased modestly between the nine-month periods ended September 30, 2006 and 2007.  In particular, advertising and marketing expenses increased from $376 thousand in the nine-month period ended September 30, 2006 to $391 thousand in the nine-month period ended September 30, 2007, a $15 thousand or 4.0% increase.  During the fourth quarter of 2006, we engaged an advertising and marketing firm to assist us in improving the Company’s brand image.  The increase in marketing fees between the periods was principally due to the costs associated with this project.

Professional fees increased from $674 thousand in the nine-month period ended September 30, 2006 to $722 thousand in the nine-month period ended September 30, 2007, a $48 thousand or 7.1% increase.  In 2007 we hired recruiting firms to assist us in hiring professionals for certain key administrative and sales positions with the Company.  The fees related to these endeavors totaled $44 thousand.  Similar expenses were not incurred during 2006.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the nine-month period ended September 30, 2007 other miscellaneous expenses decreased $48 thousand or 1.9%, from $2.519 million in the nine-month period ended September 30, 2006 to $2.471 million in the nine-month period ended September 30, 2007.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

Index

	For the Nine Months Ended September 30,
Description of Other Miscellaneous Expense	2007	2006	Increase / (Decrease)
	(dollars in thousands)
Accounts receivable financing program services	$101	$121	(20)
Donations	114	56	58
Dues and memberships	54	41	13
Office supplies	252	228	24
Postage and shipping	206	181	25
Deferred reserves for unfunded loan commitments	20	(22)	42
Software amortization	131	174	(43)
Other losses	53	7	46
Loss on disposal / impairment of fixed assets	44	266	(222)
Intangible asset amortization expense	98	134	(36)
Minority interest for Mang-Wilber LLC insurance agency subsidiary	48	66	(18)
All other miscellaneous expense items, net	1,350	1,267	83
Total other miscellaneous expense	$2,471	$2,519	$(48)

Income Taxes.  Income tax expense increased from $1.502 million during the nine-month period ended September 30, 2006 to $1.779 million during the nine-month period ended September 30, 2007.  The increase in income tax expense was primarily due to an increase in income before tax between the comparable periods.  Income before tax totaled $8.126 million in the first nine months of 2007, as compared to $6.453 million in the nine months of 2006.  Our effective tax rate decreased between periods, from 23.4% in the nine-month period ended September 30, 2006 to 21.9% in the nine-month period ended September 30, 2007.  During the second quarter of 2007, we recorded a $615 thousand gain on life insurance coverage due to the death of a senior executive.  Life insurance policy death benefits are non-taxable, thereby substantially reducing our effective tax rate for the nine months ended September 30, 2007.

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

Index

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal of a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, we determined that at September 30, 2007 and December 31, 2006, the Bank was in a “1A” liquidity position, the strongest liquidity position based on management’s internal rating system.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure Dollars in Thousands	September 30, 2007	December 31, 2006
Cash and Cash Equivalents	$40,750	$25,859
Available for Sale Investment Securities at Estimated Fair Value less Securities pledged for State and Municipal Deposits and Borrowings	$55,246	$72,240
Total Loan to Total Asset Ratio	54.5%	53.3%
FHLBNY Remaining Borrowing Capacity	$15,104	$24,128
Available Correspondent Bank Lines of Credit	$15,000	$15,000

We maintained adequate amounts of cash and cash equivalents at September 30, 2007 to meet anticipated short-term funding needs.  In addition, our ability to meet unanticipated funding needs was strong.  At September 30, 2007, we maintained $55.246 million of available-for-sale investment securities that could be pledged for borrowings or sold to meet unanticipated funding needs.  This compares to $72.240 million at December 31, 2006.  Our FHLBNY borrowing capacity decreased between December 31, 2006 and September 30, 2007, due principally to a decrease in the value of the residential mortgage collateral pledged by us as collateral for long-term borrowings at FHLBNY.  Our remaining borrowing capacity at FHLBNY was $15.104 million at September 30, 2007, as compared to $24.128 million at December 31, 2006, a $9.024 million decrease.  In addition, at September 30, 2007 and December 31,

Index

2006 we maintained a $15.000 million unsecured credit facility at a correspondent bank in the event we needed to borrow federal funds on an overnight basis.  And finally, at September 30, 2007 and December 31, 2006, our total loan to total asset ratios of 54.5% and 53.3%, respectively, were low relative to our comparative peer group of financial institutions.  The slight decrease in the Company’s liquidity position was principally due to a significant growth in loans during the first nine months of 2007.

Our commitments to extend credit and stand-by letters of credit increased modestly between December 31, 2006 and September 30, 2007.  At September 30, 2007, commitments to extend credit and stand-by letters of credit were $101.167 million as compared to $88.510 million at December 31, 2006, a $12.657 million or 14.3% increase between the periods.  The increase between December 31, 2006 and September 30, 2007 was principally due to increases in our commercial lines of credit, commercial letters of credit, and commitments to fund real estate construction. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter and therefore are not expected to significantly impact our liquidity prospectively.

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

Between December 31, 2006 and September 30, 2007 our total shareholders’ equity increased $3.528 million or 5.6%.  Total shareholders’ equity was $66.860 million at September 30, 2007 as compared to $63.332 million at December 31, 2006.  The increase in shareholders’ equity between the periods was due to an increase in retained earnings and a decrease in accumulated other comprehensive loss, reduced, in part, by an increase in treasury stock.  During the first nine months of 2007, we earned $6.347 million in net income and declared and paid $3.012 million in cash dividends to shareholders, resulting in a $3.335 million or 3.7% increase in retained earnings.  In addition, due primarily to a decrease in general interest rates between December 31, 2006 and September 30, 2007, we recorded a $798 thousand decrease in accumulated other comprehensive loss during the first three quarters of 2007.  At December 31, 2006, accumulated other comprehensive loss totaled $3.247 million.  This compares to $2.449 million at September 30, 2007.

The Company and the Bank are both subject to regulatory capital guidelines.  Under these guidelines, as established by federal bank regulators, in order to be “adequately capitalized,” the Company and the Bank must both maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity, less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes tier 1 capital plus a portion of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines and the Bank exceeded all well capitalized guidelines at September 30, 2007 and December 31, 2006.  The Company’s tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at September 30, 2007 were 12.04% and 13.29%, respectively.  This compares to 12.25% and 13.50%, respectively, at December 31, 2006.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary Bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as to the payment of dividends by the Company to its shareholders.  As of September 30, 2007, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $4.5 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

We manage a few different forms of interest rate risk.  The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities.  The second is basis risk.  Basis risk is the risk associated with non-correlated changes in different interest rates.  For example, we price many of our adjustable rate commercial loans (assets) using the prime rate as a basis, while some of our deposit accounts (liabilities) are tied to Treasury security yields.  In a given timeframe, the prime rate might decrease 2% while a particular Treasury security might only decrease 1%.  If this were to occur, our yield on prime based commercial loans would decrease by 2%, while the cost of deposits might only decrease by 1%, negatively affecting net interest income and net interest margin.  The third risk is option risk.  Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial loans, commercial real estate loans, consumer loans, mortgage-backed securities, and callable agency or municipal investment securities.  The Bank’s customers generally have alternative financing sources (or options) to refinance their existing debt obligations with other financial institutions.  When interest rates decrease, many of these customers exercise this option by refinancing at other institutions and prepay their loans with us, forcing us to reinvest the prepaid funds in lower-yielding investments and loans.  The same type of refinancing activity also accelerates principal payments on mortgage-backed securities held by the Bank.  Municipal investment securities and agency securities are issued with specified call dates and call prices that are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

Measuring and managing interest rate risk is a dynamic process that the Bank’s management must continually perform to meet the objective of maintaining stable net interest income and net interest margin.  This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank’s interest rate risk profile.  This is accomplished through simulation modeling.  Simulation modeling is the process of “shocking” the current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earnings and the economic value of the Bank’s equity.  The estimates underlying the sensitivity analysis are based on numerous assumptions including, but not limited to: the nature and timing of interest rate changes, prepayments on loans and securities, deposit retention rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows.  While assumptions are developed based on available information and current economic and local market conditions, management cannot make any assurances as to the ultimate accuracy of these assumptions, including competitive influences and customer behavior.  Accordingly, actual results may differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates.  The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete.  In other words, we assume it will take six months for a 3.00% shift to take place.  This is also known as a “ramped” interest rate shock.  The projected changes in net interest income are totals for the twelve-month period beginning October 1, 2007 and ending September 30, 2008, under ramped shock scenarios.

Index

Interest Rate Sensitivity Table:

Interest Rates		(Dollars in Thousands)
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	10.75%	$24,512	($672)	-2.67%	-1.01%
2.00%	9.75%	24,273	(911)	-3.62%	-1.36%
1.00%	8.75%	24,564	(620)	-2.46%	-0.93%
No change	7.75%	25,184	-	-	-
-1.00%	6.75%	25,558	374	1.49%	0.56%
-2.00%	5.75%	25,076	(108)	-0.43%	-0.16%
-3.00%	4.75%	24,463	(721)	-2.86%	-1.08%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model.  These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies.  Assuming our prepayment and other assumptions are accurate, and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $911 thousand or 1.36% of total shareholders’ equity in a +2.00% ramped interest rate shock and by $108 thousand or 0.16% of total shareholders’ equity in a –2.00% ramped interest rate shock.  This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or –2.00% ramped interest rate shock to –5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by overall market conditions and customer demand, but we generally try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility.  We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio.  We also offer adjustable rate loan and deposit products that change as interest rates change.  Approximately 25% of our total assets at September 30, 2007 were invested in adjustable rate loans and investments.

At September 30, 2007, the Treasury yield curve was generally flat.  This means short-term Treasury yields were approximately the same as long-term Treasury yields.  The one-year Treasury bill yield was approximately 4.05% as of September 30 2007, versus 4.58% for the ten year Treasury note.  This flat interest rate environment inhibits our ability to earn net interest income since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments.  This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income.  If this flat interest rate environment persists, it may negatively impact our ability to increase net interest income for several quarters prospectively.

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

Index

process.  The management disclosure committee is comprised of our senior management and meets at least quarterly to review periodic filings for full and proper disclosure of material information.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At September 30, 2007, the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the three-month period ended September 30, 2007, there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 13, 2007.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B.  Not applicable.

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005, we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program.  At June 30, 2007, management’s remaining share repurchase authority under this program was $889 thousand.

All shares repurchased under the repurchase program are made in the open market or through private

Index

transactions and are limited to one transaction per week.  All open market transactions are conducted exclusively through Merrill Lynch, a registered broker-dealer.  Private purchases may be transacted directly with the seller and need not be transacted through Merrill Lynch.  Each private transaction is individually subject to the approval of the Board of Directors of the Company.  All share purchases are effected in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations there under, and the rules of the American Stock Exchange.

During August 2007, we purchased an additional 65,478 shares at $9.25 per share through two separate private transactions.  This reduced management’s repurchase authority to $283 thousand under the stock repurchase program.

The following table summarizes the shares repurchased by the Company during the three-month period ended September 30, 2007 (dollars in thousands):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Cost	Remaining Share Repurchase Authority
Stock Repurchase Program:
July 1 - July 31, 2007	65,478	$9.25	$605	$283
August 1 - August 31, 2007	0	0.00	0	283
September 1 - September 30, 2007	0	0.00	0	283
Totals	65,478	9.25	605

(1) These shares were purchased in two separate private transactions under the Company's stock repurchase plan announced on July 26, 2005.

During the three-month period ended September 30, 2007, the rights of holders of our registered securities were not modified, nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended September 30, 2007.

ITEM 4: Submission of Matters to a Vote of Security Holders

None.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Dated:	November 8, 2007

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Dated:	November 8, 2007

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