Form 10-K
period 2007-12-31
Wilber CORP
filed 2008-03-12
CIK 709942

THE WILBER CORPORATION

ANNUAL REPORT ON SECURITIES AND EXCHANGE COMMISSION FORM 10-K

for the Year-Ended December 31, 2007

The Annual Report on Form 10-K that follows is not part of the proxy solicitation material.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007 Commission file number: 001-31896
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value per share	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “Large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

1-K

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $58.8 million, based upon the closing price as reported on the American Stock Exchange (“Amex®”).  Although Directors and Executive Officers of the registrant were assumed to be “affiliates” for the purposes of this calculation, the classification is not to be interpreted as an admission of such status.  There were no classes of non-voting common stock authorized on June 30, 2007.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Common Stock, $0.01 par value per share)	Outstanding at March 10, 2008 10,503,704 shares

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 25, 2008 are incorporated by reference.

2-K

This page intentionally left blank

3-K

THE WILBER CORPORATION
FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS

PART I

ITEM 1:	BUSINESS

	A.	General
	B.	Market Area
	C.	Lending Activities
		i.	Loan Products and Services
		ii.	Loan Approval Procedures and Authority
		iii.	Credit Quality Practices
	D.	Investment Securities Activities
	E.	Sources of Funds
	F.	Electronic and Payment Services
	G.	Trust and Investment Services
	H.	Insurance Services
	I.	Supervision and Regulation
		i.	The Company
		ii.	The Bank
		iii.	Other Subsidiaries
	J.	Competition
	K.	Legislative and Regulatory Developments

ITEM 1A:	RISK FACTORS

ITEM 1B:	UNRESOLVED STAFF COMMENTS

ITEM 2:	PROPERTIES

ITEM 3:	LEGAL PROCEEDINGS

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	A.	Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities
	B.	Use of Proceeds from Registered Securities
	C.	Purchases of Equity Securities by Issuer and Affiliated Purchasers

ITEM 6:	SELECTED FINANCIAL DATA

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	A.	General
	B.	Performance Overview
	C.	Financial Condition
		i.	Comparison of Financial Condition at December 31, 2007 and December 31, 2006
	D.	Results of Operations
		i.	Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

4-K

Index

		ii.	Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005
	E.	Liquidity
	F.	Capital Resources and Dividends

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A:	CONTROLS AND PROCEDURES

ITEM 9B:	OTHER INFORMATION

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
	A.	Directors of the Registrant
	B.	Executive Officers of the Registrant Who Are Not Directors
	C.	Compliance With Section 16(a)
	D.	Code of Ethics
	E.	Corporate Governance

ITEM 11:	EXECUTIVE COMPENSATION

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
	A.	Related Transactions
	B.	Director Independence

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

6-K

Index

PART I

ITEM 1: BUSINESS

A. General

The Wilber Corporation (“the Company”), a New York corporation, was originally incorporated in 1928.  The Company held and disposed of various real estate assets until 1974.  In 1974, the Company and its real estate assets were sold to Wilber National Bank (the “Bank”), a national bank established in 1874.  The Company’s real estate assets were used to expand the banking house of Wilber National Bank.  The Company was an inactive subsidiary of the Bank until 1982.  In 1983, under a plan of reorganization, the Company was re-capitalized, acquired 100% of the voting stock of the Bank, and registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHCA”).

The business of the Company consists primarily of the ownership, supervision, and control of the Bank.  The Bank is chartered by the Office of the Comptroller of the Currency (“the OCC”), and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“the FDIC”).  The Company, through the Bank and the Bank’s subsidiaries, offers a full range of commercial and consumer financial products, including business, municipal, and consumer loans, deposits, trust and investment services, and insurance.  The Bank serves its customers through twenty- one (21) full service branch banking offices located in Otsego, Delaware, Schoharie, Chenango, Ulster, and Broome counties, New York, an ATM network, and electronic / Internet banking services.  In addition, the Bank operates representative loan production offices in Syracuse, New York (Onondaga County) and Clifton Park, New York (Saratoga County).  The Bank’s main office is located at 245 Main Street, Oneonta, New York, 13820 (Otsego County).  The Bank employed 267 full-time equivalent employees at December 31, 2007.  The Bank’s website address, which also serves as the Company’s main website address, is www.wilberbank.com.

In 2007, the Company acquired Provantage Funding Corporation (“Provantage”) a New York State licensed mortgage banking company based in Clifton Park, New York (Saratoga County).  Provantage has five (5) licensed mortgage banking offices, four (4) of which are located in New York State’s Capital District region, namely Saratoga, Schenectady, and Albany Counties.  Provantage’s other licensed office is located in Oneonta, New York (Otsego County), adjacent to the Bank’s Main Office.  Provantage is regulated by the New York State Banking Department.  Its principal business is to originate and sell high-quality residential mortgage loans to the Bank and other third party investors.

The Bank’s subsidiaries include Wilber REIT, Inc.; Western Catskill Realty, LLC; and Mang–Wilber, LLC.  Wilber REIT, Inc. is wholly - owned by the Bank and primarily holds mortgage related assets.  Western Catskill Realty, LLC is a wholly - owned real estate holding company, which primarily holds foreclosed real estate.  Mang–Wilber, LLC is the Bank’s insurance agency subsidiary, which is operated under a joint venture arrangement with a regional insurance agency.  Mang – Wilber, LLC sells a full range of personal and commercial property and casualty, life, and health insurance products from two of the Bank’s branch offices, namely the Bank’s main office in Oneonta, New York (Otsego County) and its Walton, New York office (Delaware County).  At December 31, 2007, the Bank owned a 62.4% membership interest in Mang–Wilber, LLC.

The Company and its subsidiaries’ (collectively “we” or “our”) principal business is to act as a financial intermediary and lending institution in the communities its serves by obtaining funds through customer deposits and institutional borrowings, lending the proceeds of those funds to our customers, and investing excess funds in debt securities and short-term liquid investments.  Our funding base consists of deposits derived principally from the central New York communities which we serve.  To a lesser extent, we borrow funds from institutional sources, principally the Federal Home Loan Bank of New York (“FHLBNY”).  We target our lending activities to consumers and municipalities in the immediate geographic areas we serve and to small and mid-sized businesses in the immediate geographic areas we serve as well as a broader statewide region.  Our investment activities primarily consist of purchases of U.S. Treasury, U.S. Government Agency (“GinnieMae”), and U.S. Government Sponsored Entities (“FannieMae” and “FreddieMac”) obligations, as well as municipal, mortgage-backed, and high quality corporate debt instruments.  Through our Trust and Investment Division, we provide personal trust, agency, estate administration, and retirement planning services for individuals, as well as custodial and investment management services to institutions.  We also offer stocks, bonds, and mutual funds through a third party broker-dealer firm.

B. Market Area

We primarily operate in the small town and rural markets to the north and west of the Catskill Mountains in central New York.  The regional economy is driven by small not-for-profit organizations; farming; hospitals; small, independently owned retailers, restaurants and motels; light manufacturing; several small colleges; and tourism.  The National Baseball Hall of Fame (Cooperstown, New York), the National Soccer Hall of Fame (Oneonta, New York), several youth sport camps, and

7-K

Index

outdoor recreation such as camping, hunting, fishing, and skiing, bring seasonal activity to several communities within our market area.  The Bank’s main office in Oneonta, New York, is approximately 70 miles southwest of Albany, New York, the state’s capital, and 180 miles northwest of New York City.

Our primary market area consists of four rural counties in central New York, namely Otsego, Delaware, Schoharie, and Chenango Counties.  Eighteen (18) of the Bank’s twenty-one (21) full-service branch offices and one of our Provantage mortgage banking offices are located in our primary market area.  Based on 2005 U.S. Census Bureau data, the estimated population of our four-county primary market area is 194,000.  Between 2000 and 2005, the area population increased by less than 1%.  This compares to a national average of 1.5% during the same time period.  Approximately 15.9% of the individuals that reside in our four-county primary market area are over the age of 65, as compared to a national average of 12.4%.  In 2003 (the latest available statistics) the median household income for the four-county region was approximately $34 thousand.  This was approximately 79% of the United States national average and 78% of the New York State average.  The local unemployment rate approximates the national average.  Our management believes the demographic profile of the primary market area in which we operate has not materially changed through 2007.

In addition to the eighteen (18) full-service branches located in our primary market area, we also operate two (2) full-service branch offices in Ulster County, New York, a full-service branch in Johnson City, New York (Broome County), two (2) representative loan production offices in Syracuse, New York (Onondaga County) and Clifton Park, New York (Saratoga County), and four (4) mortgage banking offices in New York’s capital district (Saratoga, Schenectady, and Albany Counties).  The Johnson City branch office, the Syracuse and Clifton Park representative offices, the four (4) Capital District mortgage banking offices, and our branch office located in Kingston, New York (Ulster County) operate in markets that are more densely populated than our primary market.  Our second office located in Ulster County, New York, namely our Boiceville Branch, is located in a rural market that is demographically similar to our primary market.

We anticipate that our expansion into the more densely populated markets throughout New York State will continue during 2008.  The Bank recently filed applications with the OCC to establish three additional full-service branch offices in Clifton Park, New York (Saratoga County); Dewitt, New York (Onondaga County); and Cicero, New York (Onondaga County).

C. Lending Activities

General.  The Company, through the Bank and Provantage, engage in a wide range of lending activities, including commercial lending primarily to small and mid-sized businesses; mortgage lending for 1-4 family and multi-family properties including home equity loans; mortgage lending for commercial properties; consumer installment and automobile lending; and to a lesser extent, agricultural lending.

Over the last several decades we have implemented lending strategies and policies that are designed to provide flexibility to meet customer needs while minimizing losses associated with borrowers’ inability or unwillingness to repay loans.  The loan portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.  We do not commonly grant unsecured loans to our customers.  Annually, we utilize the services of an outside consultant to conduct reviews of the larger, more complex commercial real estate and commercial loan portfolios to ensure adherence to underwriting standards and loan policy guidelines.

We periodically participate in loan participations with other banks or financial institutions both as an originator and as a participant.  A participation loan is generally formed when the aggregate size of a single loan exceeds the originating bank’s regulatory maximum loan size or a self-imposed loan limit.  We typically make participation loans for commercial or commercial real estate purposes.  Although we do not always maintain direct contact with the borrower, credit underwriting procedures and credit monitoring practices associated with participation loans are identical in all material respects to those practices and procedures followed for loans that we originate, service, and hold for our own account.  We typically buy participation loans from other commercial banks operating within New York State with whose management we are familiar.  Our total participation loans represent less than 10% of the total loans outstanding and are comprised of approximately fifteen (15) borrowers.

If deemed appropriate for the borrower and for the Bank, we place certain loans in federal, state, or local government agency or government sponsored loan programs.  These placements often help reduce our exposure to credit losses and often provide our borrowers with lower interest rates on their loans.

i. Loan Products and Services

Residential Real Estate.  We originate 1-4 family residential mortgage loans, principally through Provantage.  Some of these loans are sold into the secondary market to third party investors, while others that meet our underwriting and

8-K

Index

interest rate guidelines are retained for our loan portfolio.  The terms on these loans are typically 15 – 30 years and are usually secured by a first lien position on the home of the borrower.  We offer both adjustable rate and fixed rate loans and provide monthly and bi-weekly payment options.  Our 1-4 family residential loan portfolio primarily consists of owner-occupied, primary residence properties and, to a lesser extent, rental properties for off-campus student housing, which surround each of the local colleges within our market.  Our property appraisal process, debt-to-income limits for borrowers, and established loan-to-value limits dictate our residential real estate lending practices.  We also offer residential construction financing to borrowers that meet our credit underwriting guidelines.  In the regular course of our business, we do not originate sub-prime, Alt-A, negative amortizing, or other higher risk residential mortgages.

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

Commercial Real Estate.  We originate commercial real estate loans to finance the purchase of developed real estate.  To a lesser extent, we will also provide financing for the construction of commercial real estate. Our commercial real estate loans are typically larger than those made for residential real estate.  The loans are often secured by properties whose tenants include “Main Street” type small businesses, retailers, and motels.  We also finance properties for commercial office and owner-occupied manufacturing space.  Our commercial real estate loans are usually limited to a maximum repayment period of 20 years.  Most of our commercial real estate loans are fully collateralized and further secured by the personal guarantees of the property owners.  Construction loans are generally granted as a line of credit whose term does not exceed 12 months.  We typically advance funds on construction loans based upon an advance schedule, to which the borrower agrees, and physical inspection of the premises.

Commercial Loans.  In addition to commercial real estate loans, we also make various types of commercial loans to qualified borrowers, including business installment and term loans, lines-of-credit, demand loans, time notes, automobile dealer floor-plan financing, and accounts receivable financing.

Business installment and term loans are typically provided to borrowers for long-term working capital or to finance the purchase of a piece of equipment, trucks, or automobiles utilized in their business.  We generally limit the term of the borrowing to a period shorter than the estimated useful life of the equipment being purchased.  We also place a lien on the equipment being financed by the borrower.

Lines of credit are typically provided to meet the short-term working capital needs of the borrowers for inventory and other seasonal aspects of their business.  We also offer a cash management line of credit that is tied to a borrower’s primary demand deposit operating account.  Each day, on an automated basis, the borrower’s line of credit is paid down with the excess operating funds available in the primary operating account.  Upon complete repayment of the line of credit, excess operating funds are invested in investment securities on a short-term basis, usually overnight, through a securities repurchase agreement between the Bank and the customer.

Demand loans and time notes are often granted to borrowers to provide short term or “bridge” financing for special orders, contracts, or projects.  These loans are often secured with a lien on business assets, liquid collateral, and/or personal guarantees.

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

9-K

Index

Stand-by Letters of Credit.  We offer stand-by letters of credit for our business customers.  Stand-by letters of credit are not loans.  They are guarantees to pay other creditors of the customer should the customer fail to meet certain payment obligations required by the third party creditor.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Because the issuance of a stand-by letter of credit creates a contingent liability for the Bank, they are underwritten in the same manner as loans.  Accordingly, a stand-by letter of credit will only be issued upon completing our credit review process.  We charge our customers a fee for providing this service, which is based on the principal amount of the stand-by letter of credit.

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

ii. Loan Approval Procedures and Authority

General.  The Bank’s Board of Directors delegates the authority to provide loans to borrowers through the Bank’s loan policy.  The policy is modified, reviewed and approved on an annual basis to assure that lending policies and practices meet the needs of borrowers, mitigate perceived credit risk, and reflect current economic conditions.  Currently, we use a five (5) tier structure to approve loans.

First, the full Board of Directors of the Bank has authority to approve single loans or loans to any one borrower up to the Bank’s legal lending limit, which was $10.5 million for loans not fully secured by readily marketable collateral and $17.5 million for loans secured by readily marketable collateral at December 31, 2007.  The full Board of Directors also approves loans made to members of the Board of Directors, their family members, and their related businesses when the total loans exceed $500,000.  If conditions merit, the Board of Directors may authorize exceptions to our loan policy.

Second, the Board of Directors, as required by the Bank’s by-laws, appoints a Loan and Investment Committee.  The Loan and Investment Committee must be comprised of at least three (3) outside directors and meets on an as-needed basis, generally bi-weekly.  Its lending authority for loans not secured by readily marketable collateral is limited to 60% of the Bank’s legal lending limit, which is approximately $6.3 million.  The Committee may also approve loans up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral such as stocks and bonds.  The Loan and Investment Committee is also responsible for ratifying and affirming all loans made that exceed $25,000, approving collateral releases, authorizing charge-offs in excess of $25,000, and annually reviewing all lines of credit that exceed the lending limit of the Officers’ Loan Committee.  The actions of the Loan and Investment Committee are reported to and ratified by the full Board of Directors each month.

Third, the Board of Directors has authorized the creation of the Officers’ Loan Committee.  The Officers’ Loan Committee is comprised of four (4) voting members.  The three (3) permanent members of the Officers’ Loan Committee include the Bank’s Chief Executive Officer, the Regional President – Southern Tier and Hudson Valley, and the Vice President - Credit Risk Management and Planning.  The fourth voting member of the Committee alternates among and between other specifically-designated senior loan officers.   The Officers’ Loan Committee may approve secured and unsecured loans up to $3.75 million and up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral.  The Committee also has the authority to adjust loan rates from time to time as market conditions dictate.  Loan charge-offs up to $25,000 and collateral releases within prescribed limits established by the Board of Directors are also approved by the Officers’ Loan Committee.  All actions of the Officers’ Loan Committee are reported to the Loan and Investment Committee for ratification.

Fourth, the Board of Directors authorized the formation of Regional Officers’ Loan Committee(s), who may approve secured and unsecured loans up to $2.5 million.  The Regional Officer’s Loan Committee must be comprised of at least two (2) of the permanent members of the Officer’s Loan Committee, including the Bank’s Chief Executive Officer, the

10-K

Index

Regional President – Southern Tier and Hudson Valley, and the Vice President - Credit Risk Management and Planning, and two (2) other specifically-designated senior loan officers.

Fifth, through the loan policy, individual loan officers are provided specific loan limits by category of loan.  Each officer’s lending limits are determined based on the individual officer’s experience, past credit decisions, and expertise. These individual limits can also be combined under certain conditions.

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

iii.   Credit Quality Practices

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

Delinquent Loans and Collection Procedures.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.  Our Chief Credit Officer continuously monitors the past due status of the loan portfolio.  Criticized and non-performing loans are reported to the Directors’ Loan and Investment Committee monthly, and the overall delinquency levels are reported to the Board of Directors at least quarterly.  Separate collection procedures have been established for residential mortgage, consumer, and commercial and commercial real estate loans.

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

On consumer loans ten (10) days past due, we send the borrower a notice which requests immediate payment.  If the loan remains past due, an employee of the Bank’s Collection Department or the approving Loan Officer will usually contact the borrower before day thirty (30) of past due status.  Loans sixty to ninety (60 – 90) days past due are generally subject to repossession of collateral.

We send past due notices to borrowers with commercial term loans, demand notes, and time notes (including commercial real estate) when the loan reaches ten (10) days past due.  Between day fifteen and day thirty (15 – 30), borrowers are contacted by telephone by an employee of the Bank’s Collection Department or by the approving Loan Officer to attempt

11-K

Index

to return the account to current status.  After thirty (30) days past due, the loan officer and senior loan officer decide whether to pursue further action against the borrower.

Loan Portfolio Monitoring Practices.  Our loan policy requires that the Vice President - Credit Risk Management and Planning continually monitor the status of the loan portfolio, by regularly reviewing and analyzing reports, which include information on delinquent loans, criticized loans and foreclosed real estate.  We risk rate our loan portfolios and individual loans based on their perceived risks and historical losses.  For commercial borrowers whose aggregate loans exceed $50,000, we assign an individual risk rating annually.  We arrive at a risk rating based on current payment performance and payment history, the current financial strength of the borrower, and the value of the collateral and personal guarantee.  Loans classified as “substandard” typically exhibit some or all of the following characteristics:

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

Allowance for Loan Loss.  The allowance for loan losses is an amount which in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio.  We continually monitor the allowance for loan losses to determine its reasonableness.  On a quarterly basis, our Vice President - Credit Risk Management and Planning prepares a formal assessment of the allowance for loan losses and submits it to the full Board of Directors to determine the adequacy of the allowance.  The allowance is determined based upon numerous considerations.  For the consumer, residential mortgage, and small commercial loans, we consider local economic conditions, the growth and composition of these loan portfolios, the trend in delinquencies, changes in underwriting standards, the trend in loan charge-offs and other relevant economic and market factors to estimate the probable losses in the loan portfolio.  For large commercial loans, we evaluate specific characteristics of each loan, including, the borrower’s current cash flow, debt service coverage and payment history, business conditions in the borrower’s industry, the collateral and guarantees securing the loan, and our historical experience with similarly structured loans to arrive at a risk rating.  We then determine probable losses for these loans based on these characteristics, risk ratings and other economic factors.  And finally, we specifically estimate probable losses on non-performing loans through impairment testing.  The adequacy of our allowance for loan losses is also reviewed by the OCC on a periodic basis. Its comments and recommendations are factored into the determination of the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses, which is recorded as an expense on our consolidated statement of income.  Loan charge-offs are recorded as a reduction in the allowance for loan losses.  Loan recoveries are recorded as an increase in the allowance for loan losses.

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

A loan is considered to be a TDR when we grant a special concession to the borrower because the borrower’s financial condition has deteriorated to the point where servicing the loan under the original terms becomes difficult or challenges the financial viability of the business.  Such concessions include the reduction of interest rates, forgiveness of principal or interest, extension of time for repayment, or other similar modifications to the original terms.  TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from TDR status in the calendar year after the year in which the restructuring took place.

12-K

Index

Our goal is to minimize the number of non-performing loans because of their negative impact on the Company’s earnings.

Foreclosure and Repossession.  At times it becomes necessary to foreclose or repossess property that a delinquent borrower pledged as collateral on a loan.  Upon concluding foreclosure or repossession procedures, we take title to the collateral and attempt to dispose of it in the most efficient manner possible.  Real estate properties formerly pledged as collateral on loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure are called Other Real Estate Owned ( “OREO”).  OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell.  Write-downs from the unpaid loan balance to fair value are charged to the allowance for loan losses.

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

D. Investment Securities Activities

General.  Our Board of Directors has final authority and responsibility for all aspects of the Company’s investment activities.  It exercises this authority by setting the Investment Policy each year and appointing the Loan and Investment Committee to monitor adherence to the policy.   The Board of Directors delegates its powers by appointing designated investment officers to purchase and sell investment securities for the account of the Company.  The Chief Executive Officer and the Senior Vice President of Bank Investments have the authority to make investment purchases within the limits set by the Board of Directors.  All investment securities transactions are reviewed monthly by the Loan and Investment Committee and the Board of Directors.

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

On a daily basis we buy and sell overnight federal funds to and from our correspondent banks.  Federal funds are unsecured general obligations of the purchasing bank, and therefore, subject to credit risk.  To mitigate this risk, we monitor the financial strength of our correspondent banks on a continuous basis.  Financial strength rating reports of each correspondent bank are formally reviewed by our management on a quarterly basis.

From time to time we purchase and hold certificates of deposit with banks domiciled in the United States.  These obligations are all insured by the FDIC.

On a limited basis, we also invest in permissible types of equity securities.

13-K

Index

E. Sources of Funds

General.  Our lending and investment activities are highly dependent upon our ability to obtain funds.  Our primary source of funds is customer deposits.  To a lesser extent we have borrowed funds from the FHLBNY and entered into repurchase agreements to fund our loan and investment activities.

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

G. Trust and Investment Services

General.  We offer various personal trust and investment services through our Trust and Investment Division, including both fiduciary and custodial services.  At December 31, 2007 and December 31, 2006, we had $316.692 million and $310.893 million, respectively, of assets under management in the Bank’s Trust and Investment Division.  The following chart summarizes the Trust and Investment Division assets under management as of the dates noted:

14-K

Index

Trust Assets Summary Table:

	December 31,
	2007		2006
dollars in thousands	Number of Accounts	Estimated Market Value	Number of Accounts	Estimated Market Value
Trusts	338	$160,268	348	$151,558
Estates	9	4,108	12	4,540
Custodian, Investment Management and Others	230	152,316	232	154,795
Total	577	$316,692	592	$310,893

We also provide investment services through a third party provider, INVEST Financial Corp., for the purchase of mutual funds and annuities.

H. Insurance Services

General.  Since 1998, the Bank has been operating an insurance agency through a joint venture with a regional independent insurance agency.   The agency, Mang–Wilber, LLC, is licensed to sell, within New York State, various insurance products including life, health, property, and casualty insurance products to both consumers and businesses.  The principal office of the agency is in Sidney, New York (Delaware County), with satellite sales offices located in the Bank’s main office in Oneonta, New York (Otsego County) and its Walton, New York (Delaware County) branch office.  Mang – Wilber, LLC, also owns a two-thirds interest in a specialty-lines agency in Clifton Park, New York (Saratoga County).

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

i. The Company

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

15-K

Index

Under provisions of the BHCA enacted as part of the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company may elect to become a financial holding company (“FHC”) if all of its depository institution subsidiaries are well-capitalized and well-managed under applicable guidelines, as certified in a declaration filed with the Federal Reserve Board. In addition to the activities listed above, FHC’s may engage, directly or through a subsidiary, in any activity that the Federal Reserve Board, by regulation or order, has determined to be financial in nature or incidental thereto, or is complementary to a financial activity and does not pose a risk to the safety and soundness of depository institutions or the financial system. Pursuant to the BHCA, a number of activities are expressly considered to be financial in nature, including insurance and securities underwriting and brokerage. The Company has not elected to become an FHC.

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

ii. The Bank

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

General.  The Bank is a national bank subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and by the FDIC, as its deposit insurer.  The Bank's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Bank must file reports with the Federal Financial Institution Examination Council (“FFIEC”), OCC and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or sale of branch offices. This regulatory structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

Business Activities.  The Bank's lending, investment, deposit, and other powers derive from the National Bank Act, FFIEC Interagency and OCC regulations.  These powers are also governed to some extent by the FDIC under the Federal Deposit Insurance Act and FDIC regulations. The Bank may make mortgage loans, commercial loans and consumer loans, and may invest in certain types of debt securities and other assets. The Bank may offer a variety of deposit accounts, including savings, certificate (time), demand, and NOW accounts.

Standards for Safety and Soundness. The OCC has adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital adequacy, asset quality, management, earnings

16-K

Index

performance, liquidity and sensitivity to market risk.  In evaluating these safety and soundness standards, the OCC also evaluates internal controls and information systems, internal audit systems, loan documentation, credit underwriting, exposure to changes in interest rates, asset growth, compensation, fees, and benefits.  In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The OCC may order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan, and if an institution fails to do so, the OCC must issue an order directing action to correct the deficiency and may issue an order directing other action. If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Capital Requirements. Capital adequacy is measured within guidelines defined as either tier 1 capital (primarily shareholders’ equity) or tier 2 capital (certain debt instruments and a portion of the reserve for loan losses).  There are two measures of capital adequacy for banks: the tier 1 leverage ratio and the risk-based requirements. Most banks must maintain a minimum tier 1 leverage ratio of 4%.  In addition, tier 1 capital must equal 4% of risk-weighted assets, and total capital (tier 1 plus tier 2) must equal 8% of risk-weighted assets. Federal banking agencies are required to take prompt corrective action, such as imposing restrictions, conditions, and prohibitions, to deal with banks that fail to meet their minimum capital requirements or are otherwise in troubled condition.  The regulators have also established different capital classifications for banking institutions, the highest being “well capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered well capitalized if it has a total risk adjusted capital ratio of 10% or greater, a tier 1 risk adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater, and is not subject to any regulatory order or written directive regarding capital maintenance.  The Bank qualified as well capitalized at December 31, 2007.  See Part II, Item 7.F. entitled "Capital Resources and Dividends" and Note 13 of the Consolidated Financial Statements contained in Part II, Item 8, of this document for additional information regarding the Bank’s capital levels.

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

Insurance of Deposit Accounts. The Bank is an insured depository institution subject to assessment by, and the payment of deposit insurance premiums to, the FDIC. Deposit insurance premiums are determined by a number of factors, including the insured depository’s supervisory condition and several of its financial ratios.  During 2006 and 2005, the Bank was not required to pay any deposit insurance premiums.  During 2007, the FDIC implemented certain provisions of the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), which provided a one time credit to qualified insured depositories, including the Bank, to offset future FDIC deposit insurance assessments.  The Bank’s one time credit totaling approximately $580 thousand was initially granted in the second quarter of 2007.  The remaining credit balance at December 31, 2007 was $321 thousand.  We anticipate exhausting the remaining FDIRA credit during the fourth quarter of 2008, at which time we expect to begin recording FDIC premium expense at an annual rate of 5 to 7 basis points on eligible insured deposits.

Although we did not pay any FDIC insurance premiums during 2007, 2006 or 2005, the FDIC did levy an assessment based on the Bank’s deposit accounts under the Deposit Insurance Funds Act of 1996.  Under the Deposit Insurance Funds Act, deposits insured by the Bank Insurance Fund (“BIF”), such as the deposits of the Bank, were subject to an

17-K

Index

assessment for payment on bond obligations financing the FDIC’s Savings Association Fund (“SAIF”).  The rate is adjusted quarterly, depending on the need of the fund.  At December 31, 2007, the assessment rate was 1.14 cents per $100 of insured deposits.  This compares to 1.24 cents and 1.34 cents per $100 of insured deposits at December 31, 2006 and December 31, 2005, respectively.

Federal Reserve System. All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. Since these reserves are maintained as vault cash or non-interest-bearing accounts, they have the effect of reducing an institution’s earnings. As of December 31, 2007, the Bank was in compliance with applicable reserve requirements.

Loans to One Borrower.  The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2007, the Bank’s legal lending limit on loans to one borrower was $10.5 million for loans not fully secured by readily marketable collateral and $17.5 million for loans secured by readily marketable collateral.  At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Fair Lending and Consumer Protection Laws.  The Bank must also comply with the federal Equal Credit Opportunity Act and the New York Executive Law, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. In addition, the Bank is subject to a number of federal statutes and regulations implementing them, which are designed to protect the general public, borrowers, depositors, and other customers of depository institutions. These include the Bank Secrecy Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfers Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Expedited Funds Availability Act, the Flood Disaster Protection Act, the Fair Debt Collection Practices Act and the Consumer Protection for Depository Institutions Sales of Insurance regulation.  The OCC and, in some instances, other regulators, including the Justice Department, may take enforcement action against institutions that fail to comply with these laws.

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

18-K

Index

iii. Other Subsidiaries

Provantage, the Company’s mortgage banking subsidiary, is licensed and regulated by the New York State Department of Banking.  Annually the New York State Department of Banking examines Provantage to assure it maintains certain minimum capitalization standards, and complies with stringent ownership and consumer protection rules and laws.

The Bank’s insurance agency subsidiary, Mang–Wilber LLC, is subject to New York State insurance laws and regulations.

J.  Competition

We face competition in all the markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions, and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, mortgage brokers, insurance companies, securities firms, money market funds, mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products.  As a result of the enactment of the GLBA (discussed further in Item 1. I (i) above), other non-banking financial organizations now may offer comparable products to those offered by the Company and to establish, acquire, or affiliate with commercial banks themselves.

K. Legislative and Regulatory Developments

Identity Theft.  On November 9, 2007, the federal banking agencies issued final rules and guidelines on identity theft. The regulation and guidelines, which implement Sections 114 and 315 of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), require financial institutions to implement a written identity theft prevention program, that card issuers assess the validity of change of address requests, and that users of consumer reports reasonably verify the identity of the subject of a consumer report in the event of a notice of address discrepancy. Compliance with the final rules is required by November 1, 2008.  The Company’s management has created a task force to assure compliance with these final rules by the mandatory compliance date.

Money Laundering.  On July 19, 2007, the federal banking agencies issued the “Interagency Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements.” This guidance clarifies the circumstances under which the bank regulators will take enforcement action, including the imposition of a cease and desist order, for failure to comply with the Bank Secrecy Act (‘BSA”) and its implementing regulations. We believe our policies and procedures comply the BSA requirements.

Subprime Mortgage Lending.  On June 29 2007, the federal banking agencies issued the “Interagency Statement on Subprime Mortgage Lending.”  This guidance prescribes risk management, underwriting, workout and other prudent safety and soundness and consumer protection standards for lenders in connection with certain adjustable rate residential mortgage loans. We typically have not and do not intend to originate such loans.

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

19-K

Index

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

Real Estate Market Conditions.  If real estate values in the market decline or become stagnant, business could be adversely affected.  Real estate values in our market area have risen over the last several years.  There continues to be a significant amount of speculation that the United States, or at least certain parts of the country, is in the midst of a real estate “bubble,” meaning that current real estate prices exceed the true values of the properties.  If this is the case, or if the market generally perceives that this is the case, then real estate prices could become stagnant or decline, and there could be a significant reduction in real estate construction and housing starts.

In addition, the value and liquidity of the real estate or other collateral securing Wilber’s loans could be impaired. A significant portion of the loan portfolio is dependent on real estate. At December 31, 2007, real estate served as the principal source of collateral with respect to approximately 64.9% of the loan portfolio. While Wilber is not a subprime lender, a decline in the value of residential and commercial real estate securing the loans could adversely impact Wilber’s consolidated financial condition and results of operations. Given Wilber’s heavy reliance on real estate lending, this could have a significant adverse affect on business.

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

Allowance for Loan Losses May Not Be Sufficient to Cover Actual Loan Losses.  The Bank’s Vice President of Credit Risk Management and Planning, under the control and supervision of the Board of Directors, continually monitors the credit status of the Bank’s loan portfolio.  The adequacy of the Allowance for Loan Losses is reviewed quarterly by the Board of Directors, and periodically by an independent loan review firm under the direction of the Bank’s Audit Committee, the Bank’s regulators, and the Company’s external auditors.  However, because the Allowance for Loan Losses is an estimate of probable losses and is based on management’s experience and assumptions, there is no certainty that the Allowance for Loan Losses will be sufficient to cover actual loan losses.  Actual loan losses in excess of the Allowance for Loan Losses would negatively impact our financial condition and results of operations.

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

Fraud Risk.  Financial institutions are inherently exposed to fraud risk.  A fraud can be perpetrated by a customer of the Bank, an employee, a vendor, or members of the general public.  A loss due to fraud that is determined not to be insured under our fidelity insurance coverage could negatively affect our financial condition or results of operations.

Changes in Laws, Regulations, and Policies.  Financial institutions are highly regulated companies and are subject to numerous laws and regulations.  Changes to these laws or regulations, particularly at the federal and state level, may materially impact the business climate we operate within, which, in turn, may impact the economic return on our common shares, financial condition, or results of operations.

Changes in Generally Accepted Accounting Principles.  Changes to Generally Accepted Accounting Principles are periodically issued by the Financial Accounting Standards Board (“FASB”).  The purpose of these new Generally Accepted Accounting Principles is to quantify, identify, or disclose certain aspects of a company’s financial condition or results of operations.

20-K

Index

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

Changes to the Markets or Exchanges On Which the Company’s Common Shares Are Traded.   The Company’s common shares trade on the Amex®.  Changes to the Amex®’s trading practices or systems, reputation or financial condition, or rules which govern trading on the Amex may impact our shareholders’ ability to buy or sell his / her common shares at a suitable price.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

The Company has not been subject to any comments by the SEC during the period covered by this Annual Report on Form 10-K that remain unresolved.

ITEM 2:  PROPERTIES

The Company and the Bank are headquartered at 245 Main Street, Oneonta, New York.  The three buildings that comprise our headquarters are owned by the Bank and also serve as our main office.  In addition to our main office, we own nineteen (19) branch offices and lease two (2) branch offices and two (2) loan production offices at market rates.

In the opinion of management, the physical properties of the Company are suitable and adequate.  All of our properties are insured at full replacement cost.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company becomes subject to various legal claims which arise in the normal course of business. At December 31, 2007, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operations or cash flow.

21-K

Index

Neither the Company, the Bank, Provantage, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

A.  Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities

The common stock of the Company ($0.01 par value per share) trades on the Amex® under the symbol “GIW.”  The following table shows the high and low trading prices for the common stock and quarterly dividend paid to our security holders for the periods presented:

Common Stock Market Price and Dividend Table:

	2007			2006
	High	Low	Dividend	High	Low	Dividend
4th Quarter	$9.50	$8.65	$0.0950	$10.25	$9.51	$0.0950
3rd Quarter	$12.00	$8.20	$0.0950	$10.50	$9.85	$0.0950
2nd Quarter	$9.89	$8.85	$0.0950	$11.35	$10.20	$0.0950
1st Quarter	$10.29	$9.17	$0.0950	$10.85	$9.90	$0.0950

(1) Source: The American Stock Exchange Monthly Market Statistics Report.

At March 10, 2008, there were 489 holders of record of our common stock (excluding beneficial owners who hold their shares in nominee name through brokerage accounts).  The closing price of the common stock at March 10, 2008 was $9.00 per share.

Shareholder Return Performance Graph.  The following line graph presentation compares the five-year cumulative total shareholder return on the Company’s common stock against the cumulative total return on the Standard & Poor's 500 Index and the Standard and Poor’s Financial Index.  The graph assumes that $100 was invested on January 1, 2003 and includes both price change and reinvestment of cash dividends.  Graph points are as of December 31 of each year.  From January 1, 2003 until February 11, 2004, the common stock of The Wilber Corporation was inactively traded on Nasdaq’s Over-the-Counter Bulletin Board market.  On February 12, 2004, the Company’s common stock began trading on the Amex® under the symbol “GIW”.  The cumulative return provided for The Wilber Corporation common stock was calculated using the December 31, 2007 closing prices for the common stock as reported on the Amex®.

22-K

Index

Shareholder Return Performance Graph:

	2002	2003	2004	2005	2006	2007

S&P 500	$100	$129	$140	$144	$160	$166
S&P Financial	$100	$131	$142	$148	$168	$149
Wilber Corporation	$100	$132	$125	$117	$113	$109

We have not sold any unregistered securities in the past five years.

B.  Use of Proceeds from Registered Securities

None.

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005, we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program.  At September 30, 2007 management’s remaining share repurchase authority was $283 thousand due to the purchase of treasury shares totaling $1.217 million under this program since its inception.  During the three month period ended December 31, 2007, the Company’s management did not purchase any additional shares of common stock under this program.  Management’s remaining share repurchase authority was $283 thousand at December 31, 2007.

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

23-K

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

5-Year Summary Table of Selected Financial Data:

The Wilber Corporation and Subsidiaries	As of and for the Year Ended December 31, (1)
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Interest and Dividend Income	$46,030	$43,341	$40,310	$37,165	$38,628
Interest Expense	21,474	18,360	14,930	12,761	14,153
Net Interest Income	24,556	24,981	25,380	24,404	24,475
Provision for Loan Losses	900	1,560	1,580	1,200	1,565
Net Interest Income After Provision for Loan Losses	23,656	23,421	23,800	23,204	22,910
Non-Interest Income (Excl. Investment Securities Gains, Net)	6,956	5,455	5,156	4,692	4,684
Investment Securities Gains, Net	80	514	469	1,031	1,064
Non-Interest Expense	20,857	20,032	18,966	17,307	16,668
Income Before Provision for Income Taxes	9,835	9,358	10,459	11,620	11,990
Provision for Income Taxes	2,128	2,206	2,715	3,002	3,277
Net Income	$7,707	$7,152	$7,744	$8,618	$8,713
Per Common Share:
Earnings (Basic)	$0.73	$0.66	$0.69	$0.77	$0.78
Cash Dividends	0.38	0.38	0.38	0.38	0.37
Book Value	6.61	5.99	6.08	6.04	5.74
Tangible Book Value (2)	6.13	5.52	5.61	5.77	5.46
Consolidated Period-End Balance Sheet Data:
Total Assets	$793,680	$761,981	$752,728	$750,861	$729,023
Securities Available-for-Sale	237,274	228,959	235,097	243,998	271,095
Securities Held-to-Maturity	52,202	62,358	54,939	59,463	44,140
Gross Loans	443,870	405,832	403,665	391,043	360,906
Allowance for Loan Losses	6,977	6,680	6,640	6,250	5,757
Deposits	657,494	629,044	604,958	571,929	580,633
Long-Term Borrowings	41,538	42,204	52,472	65,379	55,849
Short-Term Borrowings	15,786	18,459	19,357	37,559	20,018
Shareholder's Equity	69,399	63,332	67,717	67,605	64,304
Selected Key Ratios:
Return on Average Assets	0.99%	0.95%	1.02%	1.17%	1.20%
Return on Average Equity	11.84%	11.20%	11.40%	13.08%	13.67%
Net Interest Margin (tax-equivalent)	3.62%	3.81%	3.82%	3.76%	3.77%
Efficiency Ratio (3)	61.76%	61.14%	57.67%	55.50%	53.76%
Dividend Payout	52.05%	57.58%	55.07%	49.35%	47.44%
Asset Quality:
Non-performing Loans	6,136	2,529	4,918	2,751	3,658
Non-performing Assets	6,383	2,632	4,938	2,829	3,678
Net Loan Charge-Offs to Average Loans	0.14%	0.38%	0.30%	0.19%	0.33%
Allowance for Loan Losses to Period-End Loans	1.57%	1.65%	1.64%	1.60%	1.60%
Allowance for Loan Losses to Non-performing Loans (4)	114%	264%	135%	227%	157%
Non-performing Loans to Period-End Loans	1.38%	0.62%	1.22%	0.70%	1.01%

(1) Certain figures have been reclassified to conform with the current period presentation.
(2) Tangible book value numbers exclude goodwill and intangible assets associated with prior business combinations.
(3) The efficiency ratio is calculated by dividing total non-interest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus non-interest income other than securities gains and losses.
(4) Non-performing loans include non-accrual loans, troubled debt restructured loans and accruing loans 90 days or more delinquent.

24-K

Index

Table of Selected Quarterly Financial Data:

	2007				2006
Selected Unaudited Quarterly Financial Data	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in Thousands)

Interest income	$11,768	$11,736	$11,412	$11,114	$11,291	$10,934	$10,646	$10,470
Interest expense	5,604	5,485	5,335	5,050	5,061	4,691	4,388	4,220
Net interest income	6,164	6,251	6,077	6,064	6,230	6,243	6,258	6,250
Provision for loan losses	250	150	240	260	300	420	420	420
Net interest income after provision for loan losses	5,914	6,101	5,837	5,804	5,930	5,823	5,838	5,830
Investment Security Gains (Losses), Net	(68)	22	79	47	129	75	17	293
Other non-interest income	1,433	1,546	2,267	1,710	1,464	1,300	1,334	1,357
Non-interest expense	5,570	5,102	5,221	4,964	4,618	5,069	5,494	4,851
Income before income tax expense	1,709	2,567	2,962	2,597	2,905	2,129	1,695	2,629
Income tax expense	349	576	555	648	704	485	341	676
Net income	$1,360	$1,991	$2,407	$1,949	$2,201	$1,644	$1,354	$1,953

Basic earnings per share	$0.13	$0.19	$0.23	$0.18	$0.21	$0.15	$0.12	$0.18

Basic weighted average shares outstanding	10,503,704	10,537,801	10,569,182	10,569,182	10,569,182	10,579,400	10,966,693	11,145,937

Net interest margin (tax equivalent) (1)	3.52%	3.67%	3.63%	3.68%	3.74%	3.83%	3.84%	3.81%
Return on average assets	0.68%	1.01%	1.26%	1.04%	1.14%	0.87%	0.73%	1.05%
Return on average equity	7.96%	12.15%	14.92%	12.57%	13.92%	10.78%	8.37%	11.71%
Efficiency ratio (2)	68.52%	61.02%	58.52%	59.36%	55.52%	62.34%	67.44%	59.36%

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

A.    General

The primary objective of this financial review is to provide an overview of the financial condition and results of operations of The Wilber Corporation and its subsidiaries for each of the years in the three-year period ended December 31, 2007.  This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented in PART II, Item 8, of this document.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges on deposit accounts, trust and investment service fees, insurance commission income, the net gain on sale of loans, the increase on the cash surrender value on bank owned life insurance, other service fees and other income.  Our non-interest expenses consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, other miscellaneous expenses and taxes.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates), competitive conditions, government policies, changes in Federal or State tax law, and the actions of our regulatory authorities.

25-K

Index

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance for loan losses.  In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered, the Company’s allowance for loan losses would also require an additional provision for loan losses.

Our policy on the allowance for loan losses is disclosed in Note 1 of the Consolidated Financial Statements.  A more detailed description of the allowance for loan losses is included in PART II, Item 7 C.i., of this document.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 1 of the Consolidated Financial Statements (provided in PART II, Item 8, of this document) to obtain a better understanding of how our financial performance is reported.

Recent Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No 141(R) also enhances the disclosure requirements for business combinations.  SFAS No 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, the FASB issued  SFAS  No. 160, “Noncontrolling  Interests  in  Consolidated  Financial Statements, an amendment of ARB No.  51,” (“SFAS 160”).  SFAS 160  amends  Accounting  Research Bulletin  No.  51,  “Consolidated  Financial  Statements,”  to  establish  accounting  and  reporting  standards  for  the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS 160  clarifies  that  a  non-controlling  interest  in  a  subsidiary  is  an ownership  interest  in  the  consolidated  entity  that should  be  reported  as  equity  in  the  consolidated  financial  statements  and  requires  consolidated  net  income  to  be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  SFAS 160 also amends SFAS 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of  the beginning of  the  fiscal year  in which  it  is  initially applied, except  for  the presentation and disclosure  requirements which  are  to  be  applied  retrospectively  for  all  periods  presented.  SFAS 160 is not expected to have a material impact on our financial condition or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”).  SAB 109 provides views on the accounting  for written  loan commitments  recorded at  fair value under GAAP.  SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007.  SAB 109 is not expected to have a material impact on our financial condition or results of operations.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption was permitted; however, we did not elect early adoption and therefore adopted the

26-K

Index

standard on January 1, 2008.  Upon adoption, we did not elect the fair value option for any eligible items that existed at January 1, 2008..

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 will require that the postretirement aspects of an endorsement-type split dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of life insurance.  Companies adopting EITF 06-4 will be able to choose between retrospective application to all prior periods or treating the application of EITF 06-4 as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the statement of condition.  EITF 06-4 will be effective for fiscal years beginning after December 15, 2007.  We have 15 split-dollar life insurance arrangements with current and former executives of the Bank that are subject to EITF 06-4.  We adopted EITF 06-4 effective for the fiscal year that began on January 1, 2008, at which time we recorded a $676 thousand liability and an equal and offsetting reduction to our beginning retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements.  The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs, and (3) significant unobservable inputs.  SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations.  The portion of our assets and liabilities with fair values based on unobservable inputs is not significant.

B.    Performance Overview for the Year Ended December 31, 2007

During 2007 several of our key performance measures improved, as compared to 2006.  Net income, earnings per share, return on assets, and return on equity all increased in 2007.  Specifically, net income increased from $7.152 million in 2006 to $7.707 million in 2007, a $555 thousand or 7.8% increase.  Earnings per share, return on assets, and return on equity increased from $0.66, 0.95%, and 11.20%, respectively, in 2006, to $0.73, 0.99%, and 11.84%, respectively, in 2007.  During 2007, there was an increase in total non-interest income, a reduction in the provision for loan losses and a reduction in income taxes.  These improvements were offset by a decrease in net interest income and an increase in total non-interest expense.

Although most of our performance measures improved during 2007, the improvement was largely due to a $660 thousand decrease in the provision for loan losses and three unusual events that largely impacted non-interest income.  First, during the first quarter of 2007 we recorded a $352 thousand gain on the disposal of fixed assets due to the recognition of a deferred gain on the sale of our Norwich Town, New York (Chenango County) branch building and contents.  Second, in May 2007 a senior executive of the Bank unexpectedly passed away.  As a result, in the second quarter of 2007 we recorded a $615 thousand (non-taxable) gain on life insurance coverage maintained by the Bank on the senior executive.  And finally, due to a regional flood in the second quarter of 2006, we recorded approximately $600 thousand in losses and expenses due to the disposal / impairment of fixed assets for two of our branch office buildings and their contents and subsequent business resumption costs.  We applied for various flood relief grants from various New York State agencies due to the flood and were awarded $245 thousand of grant funding, $232 thousand of which was recorded in 2007.  The combined positive impact on net income from these events for the year ended December 31, 2007, compared to the year ended December 31, 2006 was approximately $1.350 million.  The improvement in net income due to these three unusual events was offset, in part, by a decrease in net interest income and an increase in non-interest expense.  During 2007, we generally operated in a flat or inverted interest rate climate, which resulted in a $425 thousand decrease in net interest income between the periods.  Non-interest expense increased by $825 thousand or 4.1% between 2006  and 2007 largely due to increases in salaries and employee benefits expense.

The information provided in ITEM 7, Parts C through F, that follow provide additional information as to the financial condition, results of operations, liquidity, and capital resources of the Company.

C. Financial Condition

i. Comparison of Financial Condition at December 31, 2007, and December 31, 2006

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

27-K

Index

Asset Composition
Our assets are comprised of earning and non-earning assets.  Earning assets include our investment securities, loans, interest-bearing deposits at other banks and federal funds sold.  Non-earning assets include our real estate and other assets acquired as the result of foreclosure, facilities, equipment, goodwill and other intangibles, non-interest bearing deposits at other banks and cash.  We generally maintain approximately 92% to 95% of our total assets in earning assets.   During 2007 the composition of our assets changed modestly.  The total loans to total assets ratio was 55.9% at December 31, 2007, as compared to 53.3% at December 31, 2006.

Total Assets
During 2007, total assets increased from $761.981 million at December 31, 2006 to $793.680 million at December 31, 2007, a $31.699 million or 4.2% increase.  The growth in total assets was principally funded by an increase in deposit liabilities.  During 2007, deposit liabilities increased $28.450 million or 4.5%, from $629.044 million at December 31, 2006 to $657.494 million at December 31, 2007.  Throughout most of 2007, opportunities to increase borrowings were limited due to an unfavorable flat or inverted yield curve, thereby curbing potential growth in funding, and, in turn, total asset growth.

Investment Securities
Our investment securities portfolio consists of trading, available-for-sale, and held-to-maturity securities.  The following table summarizes our trading, available-for-sale, and held-to-maturity investment securities portfolio for the periods indicated.

Summary of Investment Securities:

	At December 31
	2007		2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Trading (1):	$1,167	$1,430	$1,296	$1,625	$1,334	$1,542

Available-for-sale:
U.S. Treasuries	$5,997	$6,070	$10,963	$10,807	$10,952	$10,866
Obligations of U.S. Government
Corporations and Agencies	7,997	8,015	21,486	21,336	25,444	25,091
Obligations of States and Political
Subdivisions (Municipal Bonds)	48,861	48,718	47,985	47,544	55,080	54,638
Mortgage - Backed Securities	172,719	171,395	149,400	146,086	146,463	143,248
Corporate Securities	2,294	2,293	2,274	2,267	0	0
Equity securities (2)	866	783	825	919	1,103	1,254
Total available-for-sale	$238,734	$237,274	$232,933	$228,959	$239,042	$235,097

Held-to-maturity:
Obligations of States and Political Subdivisions (Municipal Bonds)	$17,874	$18,018	$22,903	$22,916	$10,655	$10,633
Mortgage-Backed Securities	34,328	33,725	39,455	38,394	44,284	43,204
Total held-to-maturity	$52,202	$51,743	$62,358	$61,310	$54,939	$53,837

(1) These securities are held by the Company for its non-qualified Executive Deferred Compensation plan.
(2) Certain figures have been reclassified to conform with the current period presentation.

Between December 31, 2006 and December 31, 2007, our total investment securities portfolio (including trading, available-for-sale, and held-to-maturity) decreased $2.036 million or 0.7%.  During 2007 we received proceeds from sales and maturities of securities totaling $59.829 million, versus new purchases of $55.943 million.  Proceeds from the sale or maturity of the investment securities portfolio were generally used to purchase new investment securities, since most of our loan growth was funded by new deposit liabilities.

28-K

Index

During 2007 we continued to maintain a concentration in mortgage-backed securities.  These included both mortgage pass-through securities and collateralized mortgage obligations.  At the end of 2007, our mortgage-backed securities portfolio comprised 70.7% of the carrying value of our investment securities portfolio.  This compares to 63.3% and 64.3% at the end of 2006 and 2005, respectively.  Approximately 78.0% of our mortgage-backed securities are backed by the full faith and credit of the United States government through a Ginnie Mae guarantee.  The remaining 22.0% are guaranteed by Fannie Mae and Freddie Mac, which are government sponsored enterprises.  Although our mortgage-backed securities are guaranteed by U.S. government agencies, they are susceptible to prepayment risk.  For example, if residential mortgage interest rates were to drop significantly, the yield on our mortgage-backed securities would also decline.  When mortgage rates are low, homeowners often refinance their existing mortgage loans or purchase new homes.  This increases the amount of principal payments we receive on our mortgage-backed securities, which, in turn, increases the amount of net amortization expense we record as an offset to interest income, thereby decreasing the yield on the securities.

The estimated fair value of the investment portfolio is largely dependent upon the interest rate environment at the time the market price is determined.  As interest rates decline, the estimated fair value of bonds generally increases, and conversely, as interest rates increase, the estimated fair value of bonds generally decreases.  At December 31, 2007, the net unrealized loss on the available-for-sale investment securities portfolio was $1.460 million.  By comparison, at December 31, 2006, the net unrealized loss on the available-for-sale investment securities portfolio was $3.974 million.  The general level of interest rates was lower at December 31, 2007, as compared to the general level of interest rates at December 31, 2006, which caused a general decrease in the net unrealized loss on the available-for-sale investment securities portfolio between the periods.  The net unrealized loss on the available-for-sale investment securities portfolio as a percent of the amortized cost was 0.6% at December 31, 2007, versus 1.7% at December 31, 2006.

The following table sets forth information regarding the carrying value, weighted average yields and anticipated principal repayments of the Bank’s investment securities portfolio as of December 31, 2007.  All amortizing security principal payments, including collateralized mortgage obligations and mortgage pass-through securities, are included based on their expected average lives.  Callable securities, primarily callable agency securities, and municipal bonds are assumed to mature on their maturity date.  Available-for-sale securities are shown at fair value.  Held-to-maturity securities are shown at their amortized cost.  The yields on debt securities shown in the table below are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2007.  Yields on obligations of states and municipalities exempt from federal taxation were not tax-effected.

Investment Securities Maturity Table:

	At December 31, 2007
	In One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years		Total
Dollars in Thousands	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasuries	-	-	$6,070	4.03%	-	-	-	-	$6,070	4.03%
Obligations of U.S. Government Corporations and Agencies	4,002	5.00%	4,013	4.11%	-	-	-	-	8,015	4.55%
Obligations of States and Political Subdivisions (Municipal Bonds)	10,365	3.68%	22,702	3.49%	31,752	4.52%	1,773	4.52%	66,592	4.04%
Mortgage-backed Securities	8,564	2.86%	191,023	4.75%	4,146	5.22%	1,990	5.21%	205,723	4.69%
Corporate Securities	2,293	5.02%	-	-	-	-	-	-	2,293	5.02%
Total securities (1)	$25,224	3.73%	$223,808	4.59%	$35,898	4.60%	$3,763	4.88%	$288,693	4.52%

(1) This table excludes trading securities totaling $1.430 million and equity securities totaling $783 thousand at December 31, 2007.

At both December 31, 2007 and December 31, 2006, the approximate weighted average life for all of the Bank’s available-for-sale and held-to-maturity debt securities was 3.5 years.  These estimates were provided by a third party investment securities analyst and are used to provide comparisons with other companies in the banking industry.  The

29-K

Index

estimates were based upon the projected cash flows (to the most likely call date) of our investment securities portfolio taking into consideration the unique characteristics of the individual securities held by us.  Our estimate may fluctuate significantly from period to period due to our concentration in mortgage-backed securities.

The credit quality of our debt securities is strong.  At December 31, 2007, 99.5% of the securities held in our available-for-sale and held-to-maturity investment securities portfolio were rated “A” or better by Moody’s credit rating services; 95.5% were rated AAA.  This compares to 99.4% and 95.9%, respectively, for the period ended December 31, 2006.  The following table summarizes the insured and uninsured status of the Bank’s municipal securities portfolio (excluding notes issued directly by the Bank to local municipalities) at December 31, 2007.  The values and percentages presented are based on the par value of municipal securities portfolio at December 31, 2007.

Obligations of States and Political Subdivisions (Municipal Bonds) Credit Quality Table:

dollars in thousands
AAA (1)		AA		A	Not Rated
Uninsured / Un-enhanced	Insured / Enhanced	Uninsured / Un- enhanced	Insured / Enhanced	Un-Enhanced	Un-Enhanced	Total
$9,760	$32,820	$8,745	$1,765	$300	$510	$53,900
18.1%	60.9%	16.2%	3.3%	0.6%	0.9%

Total AAA	$42,580	Total AA	$10,510
	79.0%		19.5%
(1) Moody's ratings

We purchase our municipal securities based on the underlying creditworthiness of the issuing municipality and have not relied on the insurance enhancement attached to the security.

At December 31, 2007, the equity securities in our available-for-sale portfolio had a fair value of $783 thousand.  These securities are held by the Company and were comprised of common stocks of other banking institutions.  By comparison, the market value of this portfolio was $919 thousand at December 31, 2006.

Other Investments
At December 31, 2007 we held $4.782 million of non-marketable equity securities including: $2.759 million in FHLBNY stock; a $1.833 million equity interest in a Small Business Investment Company, Meridian Venture Partners II, L.P; $135 thousand of Federal Reserve Bank of New York stock; $34 thousand in New York Business Development Corporation stock; and $21 thousand in small title insurance agency.  By comparison, at December 31, 2006; the estimated fair value of our non-marketable equity securities totaled $4.600 million, a $182 thousand or 4.0% net increase between the periods.  During 2007, we contributed $200 thousand of additional capital toward our Small Business Investment Company to fund additional equity investments.

Federal Funds Sold and Time Deposits with Other Banks
In the normal course of business, we sell and purchase federal funds to and from other banks to meet our daily liquidity needs.  We generally target our federal funds sold position to be between $10 million and $30 million.  We believe these levels provide us ample levels of short-term liquidity to meet loan funding needs and other working capital requirements.  Because these funds are generally an unsecured obligation of the counter party, we only sell federal funds to well-capitalized banks that carry strong credit ratings.  We also limit our total federal funds sold position to 50% of the Bank’s equity capital or $33.411 million at December 31, 2007.  Given the significant daily fluctuation in our federal funds sold position throughout the year, it is appropriate to compare the annual average federal funds sold positions rather than the positions at the end of the periods.  During 2007 our average federal funds sold position was $19.026 million.  By comparison, during 2006 our average federal funds sold position was $11.548 million.

On occasion we invest short-term liquid funds in time deposits with other banks to improve the yield on our liquid investments.  At December 31, 2007, we did not hold any deposits with other banks, as compared to $800 thousand at December 31, 2006.

Loan Portfolio
General. The total loan portfolio increased $38.038 million or 9.4% during 2007.  Total loans outstanding at December 31, 2007, were $443.870 million, as compared to $405.832 million at December 31, 2006.  During 2007, we continued to expand our geographic market for loans.  In particular, we established a representative loan production office in Clifton

30-K

Index

Park, New York (Saratoga County) and acquired Provantage.  We also continued to aggressively market our small business, consumer, and residential mortgage loans in both our core rural markets and more densely populated markets including Johnson City, New York (Broome County); Syracuse, New York (Onondaga County); and Kingston, New York (Ulster County).  Due to these efforts, all categories of loans increased during 2007.  The following table summarizes the composition of our loan portfolio over the prior five-year period.

Distribution of Loans Table:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Residential real estate (1)	$127,113	28.6%	$117,815	29.0%	$124,367	30.8%	$119,103	30.5%	$118,571	32.9%
Commercial real estate	161,071	36.3%	152,128	37.5%	143,552	35.6%	129,516	33.1%	115,733	32.1%
Commercial (2)	83,622	18.8%	74,033	18.2%	69,651	17.3%	78,003	19.9%	65,031	18.0%
Consumer	72,064	16.2%	61,856	15.2%	66,095	16.4%	64,421	16.5%	61,571	17.1%
Total loans	443,870	100.0%	405,832	100.0%	403,665	100.0%	391,043	100.0%	360,906	100.0%

Less:
Allowance for loan losses	(6,977)		(6,680)		(6,640)		(6,250)		(5,757)
Net loans	$436,893		$399,152		$397,025		$384,793		$355,149

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

During the prior five-year period our commercial real estate portfolio increased $45.338 million or 39.2%.  At December 31, 2007, commercial real estate loans comprised 36.3% or $161.071 million of our total loan portfolio.  This compares to 32.1% or $115.733 million at December 31, 2003.  Throughout the five-year period covered in the table above, we concentrated our efforts on opening new offices and hiring commercial lenders in large, more densely populated markets.  These efforts contributed to the increase in the outstanding balances in our commercial loan portfolio, as well.  At December 31, 2007, commercial loan balances outstanding totaled $83.622 million.  This compares to $65.031 million at December 31, 2003.

In the first quarter of 2007, we acquired Provantage, a New York State licensed mortgage banker with four (4) offices located throughout the Capital District of New York, namely Saratoga, Schenectady and Albany Counties.  We acquired Provantage to improve our residential mortgage lending capabilities and increase the outstanding balances of our residential mortgage portfolio.  At December 31, 2007, the outstanding balance of our residential mortgage portfolio was $127.113 million.  This compares to $117.815 million at December 31, 2006, a $9.298 million or 7.9% increase between the periods.

During 2007, we competitively priced and marketed our consumer loan products, principally installment-type automobile loans, which increased the consumer loan portfolio to $72.064 million at December 31, 2007.  This represents a $10.208 million or 16.5% increase over the December 31, 2006 consumer loan portfolio balance totaling $61.856 million.  At December 31, 2006, our indirect automobile loan portfolio was comprised of 4,077 accounts, totaling $40.744 million.  This compares to 4,710 accounts and $51.299 million at December 31, 2007, a 15.5% net increase in accounts and a 25.9% net increase in indirect automobile loans outstanding.

The following table sets forth the amount of loans maturing and repricing in our portfolio.  The full principal amount outstanding of adjustable rate loans are included in the period in which the interest rate is next scheduled to adjust.  Similarly, the full principal amount outstanding of fixed-rate loans are shown based on their final maturity date.  The full principal amount outstanding of demand loans without a repayment schedule and no stated maturity, financed accounts receivable, and overdrafts are reported as due within one year.  The table has not been adjusted for scheduled principal payments or anticipated principal prepayments.

31-K

Index

Maturity and Repricing of Loans Table:

	Within One Year (1)	One Through Five Years	More Than Five Years	Total
Residential real estate (1)	$42,377	$9,057	$75,679	$127,113
Commercial real estate	36,348	38,119	86,604	161,071
Commercial (2)	47,731	14,845	21,046	83,622
Consumer	6,730	46,916	18,418	72,064
Total loans receivable	$133,186	$108,937	$201,747	$443,870

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

The following table sets forth fixed and adjustable rate loans with maturity dates after December 31, 2008:

Table of Fixed and Adjustable Rate Loans:

	Due After December 31, 2008
	Fixed	Adjustable	Total
Residential real estate (1)	$77,998	$45,710	$123,708
Commercial real estate	72,588	85,187	157,775
Commercial (2)	36,264	26,191	62,455
Consumer	68,202	1,084	69,286
Total loans	$255,052	$158,172	$413,224

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Commitments and Lines of Credit.  Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing standby and commercial letters of credit are essentially the same as that involved in extending loans to customers.  Since most of the standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2007 and December 31, 2006 standby and commercial letters of credit totaled $6.988 million and $6.974 million, respectively.  At December 31, 2007 and December 31, 2006 the fair value of the Bank’s standby letters of credit was not significant.  The following table summarizes the expirations of our standby and commercial letters of credit as of December 31, 2007.

Standby and Commercial Letters of Credit Expiration Table:

Commitment Expiration of Standby and Commercial Letters of Credit
(dollars in thousands)
Within one year	$3,552
After one but within three years	84
After three but within five years	127
Five years or greater	3,225
Total	$6,988

32-K

Index

In addition to standby letters of credit, we have issued lines of credit and other commitments to lend to our customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  These include home equity lines of credit, commitments for residential and commercial construction loans, commercial letters of credit, and other personal and commercial lines of credit.  At December 31, 2007 and December 31, 2006, we had outstanding unfunded loan commitments of $90.555 million and $81.536 million, respectively, representing a $9.019 million or 11.1% increase period over period.  The increase in the unfunded loan commitments was primarily due to growth in the unused portion of commercial lines of credit.

Asset Quality and Risk Elements

General. One of our key objectives is to maintain strong credit quality of the Bank’s loan portfolio.  The following narrative provides summary information and our experience regarding the quality and risk elements of our loan portfolio.

Delinquent Loans.  At December 31, 2007, we had $3.917 million of loans that were 30 to 89 days past due (excluding non-performing loans).  This equaled 0.88% of total loans outstanding.  By comparison, at December 31, 2006 we had $6.070 million of loans that were 30 to 89 days past due (excluding non-performing loans).  This equaled 1.50% of total loans outstanding.  The decrease in delinquent loans between the periods was principally due to a decrease in delinquency on a few large commercial real estate loans.  We considered the level of delinquent loans at December 31, 2007 to be manageable and well within management’s targeted guideline of less than 2.0% of loans outstanding.

Non-accrual, Past Due and Restructured Loans.  The following chart sets forth information regarding non-performing assets for the periods stated.

Table of Non-performing Assets:

	At December 31,
Dollars in Thousands	2007	2006	2005	2004	2003
Loans in Non-Accrual Status:
Residential real estate (1)	$895	$450	$327	$141	$257
Commercial real estate	4,341	1,626	2,287	2,168	1,199
Commercial (2)	843	271	1,191	243	1,700
Consumer	7	0	61	9	8
Total non-accruing loans	6,086	2,347	3,866	2,561	3,164
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	50	182	181	190	123
Troubled Debt Restructured Loans	0	0	871	0	371
Total non-performing loans	6,136	2,529	4,918	2,751	3,658
Other real estate owned	247	103	20	78	20
Total non-performing assets	$6,383	$2,632	$4,938	$2,829	$3,678
Total non-performing assets as a percentage of total assets	0.80%	0.35%	0.66%	0.38%	0.50%
Total non-performing loans as a percentage of total loans	1.38%	0.62%	1.22%	0.70%	1.01%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans increased $3.607 million between December 31, 2006 and December 31, 2007, from $2.529 million to $6.136 million.  Non-performing loans as a percentage of total loans outstanding were 1.38% at December 31, 2007, as compared to 0.62% at December 31, 2006, a 76 basis point increase.  During 2007, we transferred twenty-two (22) loans from performing to non-performing status.  These loans were distributed among seventeen (17) borrowers with one borrower’s indebtedness representing 52% or $1.867 million of the net increase.  The non-performing loans were not concentrated to any single industry or closely-related group of industries.

33-K

Index

Impaired Loans.  The following table provides information on impaired loans for the periods presented:

	As of and for the Year
	Ended December 31,
dollars in thousands	2007	2006
Impaired Loans	$5,701	$1,896
Allowance for Impaired Loans	1,382	334
Average Recorded Investment in Impaired Loans	4,858	1,597

At December 31, 2007, $4.365 million of the impaired loans had a specific reserve allocation of $1.382 million, compared to $1.669 million of impaired loans at December 31, 2006 with a related reserve allocation of $334 thousand.

Other Real Estate Owned and Repossessed Assets. Other Real Estate Owned (“OREO”) consists of properties formerly pledged as collateral on loans, which have been acquired by us through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.  OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell.  At both December 31, 2007 and December 31, 2006 we held modest amounts of OREO property totaling $247 thousand and $103 thousand, respectively.

Potential Problem Loans.   Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future.  Potential problem loans are typically loans classified by our loan rating system as “substandard.”  Potential problem loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a higher credit classification.  In addition, we hold an amount of commercial and commercial real estate loans with balances in excess of $1.0 million. We have identified through normal credit review procedures potential problem loans totaling $7.870 million or 1.8% of total loans outstanding at December 31, 2007.  By comparison, at December 31, 2006, potential problem loans totaled $14.538 million or 3.6% of total loans outstanding.  This represents a $6.668 million decrease in potential problem loans between December 31, 2006 and December 31, 2007.

The decrease in potential problem loans from the period ended December 31, 2006 to the period ended December 31, 2007, was due to several factors including, repayment by some borrowers, a rating upgrade of loans previously classified as substandard, and the transfer of a significant number of loans to non-performing status.  Management cannot predict economic conditions or other factors that may impact each potential problem loan.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, become restructured, or require increased allowance coverage and provision for loan losses.

Loan Concentrations.  We classify our loan portfolio by call report code and industry to determine and monitor the level of our loan concentrations.  We generally consider industry concentrations when the total loan obligations (outstanding loans and unfunded commitments) to the industry exceed 25% of the Bank’s Tier II capital.  The Bank’s Tier II capital at December 31, 2007 was $68.837 million, which established our industry concentration threshold at $17.209 million.  We also review the geographic concentration and economic trends within each industry concentration to further segment and analyze the risk.  The following narrative summarizes our concentrations of credit.

At December 31, 2007 we had $161.071 million in total loan obligations or 234.0% of the Bank’s Tier II capital secured by commercial real estate (“CRE”) properties or to commercial real estate developers/property managers.  The Office of the Comptroller of the Currency has set concentrations of CRE loans (non-owner occupied) at 300.0% of the Bank’s Tier II capital.  Based upon our analysis, as of December 31, 2007, the Bank had approximately $49.943 million or 72.6% of the Bank’s Tier II capital in non-owner occupied CRE loans secured by the real estate and another $5.722 million or 8.3% to non-owner occupied CRE developers/property managers that is either secured by collateral other than commercial real estate or is unsecured.  At December 31, 2007, there were 32 CRE loans with an aggregate balance of $13.478 million that have been identified as either non-performing or potential problem loans.

At December 31, 2007, we had 57 loans with $34.282 million in total loan obligations or 49.8% of the Bank’s Tier II capital to borrowers who operate in the hotel/motel industry, including lodges, bed and breakfast inns, and a limited number of campgrounds.  At December 31, 2007, 3 of the Bank’s largest hotel / motel borrowers had loan obligations totaling $15.021 million.  In addition, there were another 7 hotel / motel borrowers who had aggregate loan obligations of between $1.000 million and $3.000 million.  The hotel/motel properties that we finance are geographically dispersed throughout our market area and the broader statewide region.  However, 10 of the hotels/motels/bed & breakfast inns we finance are located in the core market areas of Cooperstown (Otsego County), Oneonta (Otsego County), Sidney (Delaware County),

34-K

Index

Cobleskill (Schoharie County), and Norwich (Chenango County), New York, with total loan obligations of approximately $14.2 million.  Many of these hotels/inns are highly dependent upon tourism and have a seasonality that peaks in July and August.  At December 31, 2007, these loans were deemed to be of acceptable risk (“pass rated”) by our management, with no delinquency noted.  Two (2) loans in the hotel/motel sector with an outstanding balance of $1.736 million were risk rated as substandard at December 31, 2007 due to insufficient cash flow generated by the operations of the motels.

At December 31, 2007, loan obligations to the healthcare industry, including hospitals, medical practices, and residential and independent care facilities, totaled $34.139 million or 49.6% of the Bank’s Tier II capital.  This portfolio was comprised of approximately 122 loans with an average size of $280 thousand.  This portfolio presently contains 4 of the largest borrowers in the Bank with loan obligations totaling $20.994 million.  All of these loans were pass rated at December 31, 2007 and were performing in compliance with contractual terms.  Only 1 (loan obligation in this portfolio was identified as substandard at December 31, 2007.  The borrower is a small hospital with an unused line of credit totaling $200 thousand.

At December 31, 2007 we had 62 loans with $31.456 million of total loan obligations to borrowers who operate in the automotive and other vehicle dealership industry.  The total loan obligations to this industry-sector represents 45.7% of the Bank’s Tier II capital and consists of 22 borrowers whose primary revenue is derived from the retail sale and service of new and used motor vehicles, motor cycles, and/or recreational vehicles.  Loans to this industry consist of commercial real estate mortgages, equipment financing, working capital lines of credit, and inventory lines (dealer floor plans).  We maintain 16 dealer floor plan lines within this portfolio totaling $15.800 million, $9.654 million of which was outstanding at December 31, 2007.  Due to the significant risk posed by dealer floor plan lending, management monitors the dealer floor plan loans by conducting inventory reviews on a monthly basis.  At December 31, 2007, there were three borrowers within this area of industry concentration with $3.195 million in aggregate loan obligations outstanding that were classified as substandard.  The substantial majority of our loan obligations for this area of concentration were made to dealerships that primarily sell American automobiles.  In 2007, American automobile manufacturers lost substantial market share to foreign automobile retailers.

At December 31, 2007, we had $25.719 million in total loan obligations or 37.4% of the Bank’s Tier II capital secured by residential rental properties, including 1-4 family units, 5+ family units, and mobile home parks.  At December 31, 2007, the portfolio consisted of approximately 117 loans with an average loan size of $222 thousand.  The geographic location and types of properties securing this portfolio were fairly diverse.  Five of the loans in this portfolio totaling $777 thousand were classified as substandard at December 31, 2007.

At December 31, 2007, we had 14 borrowers whose total loan obligations were equal to or exceeded $4.000 million.  In aggregate, these borrowers’ total loan obligations were $87.020 million.  Although these large relationships were dispersed among borrowers who operate in various industries, the decline in the financial condition of one of our large borrowers could significantly impact the credit quality of our loan portfolio.  At December 31, 2007, one of our large borrowers, with total loan obligations of $4.500 million, was classified as substandard.

35-K

Index

Summary of Loss Experience (Charge-Offs) and Allowance for Loan Losses.   The following table sets forth the analysis of the activity in the allowance for loan losses, including charge-offs and recoveries, for the periods indicated.

Analysis of the Allowance for Loan Losses Table:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$6,680	$6,640	$6,250	$5,757	$5,392
Charge offs:
Residential real estate (1)	109	56	20	133	174
Commercial real estate	120	2	0	51	0
Commercial (2)	216	1,161	364	121	193
Consumer	721	887	1,091	639	1,109
Total charge offs	1,166	2,106	1,475	944	1,476
Recoveries:
Residential real estate (1)	22	31	39	20	10
Commercial real estate	105	73	0	0	0
Commercial (2)	137	143	29	51	78
Consumer	299	339	217	166	188
Total recoveries	563	586	285	237	276
Net charge-offs	603	1,520	1,190	707	1,200
Provision for loan losses	900	1,560	1,580	1,200	1,565
Balance at end of year	$6,977	$6,680	$6,640	$6,250	$5,757
Ratio of net charge-offs during the year to average loans outstanding during the year	0.14%	0.38%	0.30%	0.19%	0.33%
Allowance for loan losses to total loans	1.57%	1.65%	1.64%	1.60%	1.60%
Allowance for loan losses to non-performing loans	114%	264%	135%	227%	157%
(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

The allowance for loan losses at December 31, 2007 was $6.977 million or 1.57% of gross loans outstanding.  This compares to $6.680 million or 1.65% of loans outstanding at December 31, 2006.  During 2007, net charge-offs on loans totaled $603 thousand or 0.14% of average loans outstanding.  This compares to $1.520 million of net charge-offs or 0.38% of average loans outstanding in 2006, a $917 thousand and 24 basis point net decrease, respectively, between the periods. During the first quarter of 2006, we recorded a $981 thousand charge-off on two loans to one of our large commercial borrowers.  No similarly large charge-offs were recorded during 2007.

We recorded $900 thousand in the provision for loan losses during 2007.  This compares to $1.560 million recorded in the provision for loan losses in 2006, a $660 thousand or 42.3% decrease.  During 2007, we experienced a decrease in delinquent loans, net charge-offs and potential problem loans.  The improvement in these credit quality measures were offset, in part, by an increase in non-performing loans.  Management and the Board of Directors deemed the allowance for loan losses as adequate at December 31, 2007 and December 31, 2006.

Allocation of the Allowance for Loan Losses.  We allocate our allowance for loan losses among the loan categories indicated in the following table.  Although we estimate and allocate probable losses by category of loan, this allocation should not be interpreted as the precise amount of future charge-offs or a proportional distribution of future charge-offs among loan categories.  Additionally, since management regards the allowance for loan losses as a general balance, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the designated categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance represented by the allocation is presented below for the periods indicated.

36-K

Index

Loan Loss Summary Allocation Table:

	At December 31,
	2007		2006		2005		2004		2003
Dollars in Thousands	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category
Residential real estate (1)	$607	8.7%	$501	7.5%	$595	9.0%	$670	10.7%	$545	9.5%
Commercial real estate	2,969	42.6%	3,083	46.2%	3,171	47.8%	2,454	39.3%	2,248	39.0%
Commercial (2)	1,799	25.8%	1,462	21.9%	1,512	22.8%	1,435	23.0%	1,297	22.5%
Consumer	1,383	19.8%	1,114	16.7%	1,114	16.8%	1,080	17.3%	966	16.8%
Unallocated	219	3.1%	520	7.8%	248	3.7%	611	9.8%	701	12.2%
Total	$6,977	100.0%	$6,680	100.0%	$6,640	100.0%	$6,250	100.0%	$5,757	100.0%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Other Non-earning Assets and Bank Owned Life Insurance

Cash and Due from Banks.  In order to operate the Bank on a daily basis, it is necessary for us to maintain a limited amount of cash at our teller stations and within our vaults and ATMs to meet customers’ demands.  In addition, we always maintain an amount of check and other presentment items in the process of collection (or float).  We are also required to maintain a clearing / reserve balance at the Federal Reserve Bank of New York and minimum target balances at our correspondent banks.  At December 31, 2007, we maintained $11.897 million or 1.5% of total assets in these categories of non-earning assets.  This compares to $12.742 million or 1.7% of total assets at December 31, 2006.

Premises and Equipment.  The net book value of premises and equipment increased $626 thousand or 11.0%, from $5.686 million at December 31, 2006 to $6.312 million at December 31, 2007.  During 2007 we acquired land in the Dewitt, New York (Onondaga County) at a cost of $412 thousand with the intention of building a full-service branch facility on the site during 2008.  The remaining net increase in premises and equipment totaling $214 thousand was due to various building improvements and equipment purchases made during 2007, net of depreciation.

Bank-Owned Life Insurance.  The cash surrender value of bank-owned life insurance at December 31, 2007 was $15.785 million, as compared to $16.108 million at December 31, 2006, a $323 thousand or 2.0% decrease.  In May of 2007, a senior executive of the Bank unexpectedly passed away.  The Bank held life insurance policies on the senior executive and received the full cash surrender value of these policies totaling $929 thousand following his death.  This reduction in the cash surrender value of the bank-owned life insurance was offset, in part, by an increase in the cash surrender value on the remaining policies (and the senior executive’s policies preceding his death) totaling $606 thousand.  The policies are issued by five life insurance companies who all carry strong financial strength ratings.  At December 31, 2007, the Bank held policies on 15 former and current members of the Bank’s senior management, all of whom participate in the Bank’s Amended and Restated Split-Dollar Life Insurance Plan as furnished in Exhibit 10.2 of this document.

Goodwill and Other Intangible Assets.  During 2007 we recorded $101 thousand of goodwill due to the acquisition of Provantage.  This increased goodwill from $4.518 million at December 31, 2006 to $4.619 million at December 31, 2007.  We determined that no impairment of goodwill related to previous branch acquisitions or the Provantage acquisition was required in 2007.

Other intangible assets, net, which consist of identifiable core deposit intangibles from prior period branch purchases and customer list intangibles from prior period insurance agency purchases, totaled $394 thousand at December 31, 2007, versus $520 thousand at December 31, 2006.  The $126 thousand reduction in other intangible assets between the periods was due to the amortization of both the core deposit intangible asset recorded in prior period bank branch acquisitions and the customer list intangible asset from a prior period insurance agency acquisition.

37-K

Index

Pension Asset.  On December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” an accounting standard which requires employers to (i) recognize the over funded or under funded status of defined benefit postretirement plans, which is measured as the difference between the plan assets at fair value and the benefit obligation, as an asset or liability on its balance sheet, (ii) recognize changes in that funded status in the year in which the changes occur through comprehensive income, and (iii) measure the defined benefit plan assets and obligations as of the date of its year-end balance sheet.  Although we froze our defined pension plan on February 28, 2006, as the plan sponsor we maintain a requirement to fund the plan and comply with SFAS No. 158.  At December 31, 2007, our pension plan remained in an over funded status due to improved plan performance.  The pension asset at December 31, 2007 was $4.872 million.  This compares to $2.357 million at December 31, 2006, a $2.515 million increase between periods.

Other Assets.  Other assets decreased $520 thousand or 5.1%, from $10.239 million at December 31, 2006 to $9.719 million at December 31, 2007.  Other assets are principally comprised of other real estate owned, interest receivable, prepaid dealer reserve, prepaid taxes, prepaid insurance, computer software, net deferred tax assets, deferred taxes on investment securities, deferred tax asset on the pension plan, other assets, return/rejected check items, other prepaid items, and other accounts receivable.  Several factors contributed to the net decrease in other assets between the periods including decreases in deferred taxes on investment securities, deferred tax asset on the pension plan and other assets, offset, in part, by increases in rejected check items, deferred federal income tax, software, prepaid dealer reserve and other real estate owned.

Composition of Liabilities

Deposits.  Deposits are our primary funding source.  At December 31, 2007 and December 31, 2006 deposits represented approximately 90% of our total liabilities.  Total deposits at December 31, 2007 were $657.494 million.  This compares to $629.044 million at December 31, 2006, a $28.450 million or 4.5% increase.  The increase in total deposits between December 31, 2006 and December 31, 2007 was attributable to significant increases in money market deposit accounts and certificates of deposit (over and under $100 thousand) totaling $31.952 million, offset, by decreases in savings accounts, NOW accounts, demand deposits and other deposits totaling $3.502 million.  During 2007, our depositors continued to transfer their funds to higher yield deposit accounts as interest rates on savings and NOW accounts remained low relative to money market and certificate of deposit interest rates.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2007.

Time Accounts Maturity Table:

	Maturity as of December 31, 2007
Dollars in Thousands	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Certificates of Deposit of $100,000 or more	$53,962	$17,052	$17,803	$23,132	$111,949
Certificates of Deposit less than $100,000	36,415	31,498	48,307	82,247	198,467

Total of time accounts	$90,377	$48,550	$66,110	$105,379	$310,416

Borrowings and Other Contractual Obligations.  Total borrowed funds consist of short-term and long-term borrowings.  Short-term borrowings include treasury, tax, and loan notes held for the benefit of the U.S. Treasury Department, and securities sold under agreements to repurchase with our customers and other third parties.  Long-term borrowings consist of monies we borrowed from the FHLBNY for various asset funding requirements and wholesale funding strategies.  Total borrowed funds were $57.324 million or 7.9% of total liabilities at December 31, 2007, as compared to $60.663 million or 8.7% of total liabilities at December 31, 2006, a $3.339 million or 5.5% decrease between the periods.

Short-term borrowings decreased from $18.459 million at December 31, 2006 to $15.786 million at December 31, 2007, a $2.673 million or 14.5% decrease.  The decrease was principally due to a reduction in customer repurchase agreement balances.

During 2007 we repaid $25.666 million of our long-term borrowings at FHLBNY as they amortized, matured or were called throughout the year.  These borrowings were replaced by new long-term borrowings totaling $25.000 million, which were used to fund newly originated and existing earning assets.  Management did not increase long-term borrowings during 2006 as loan growth was principally funded by a growth in deposits.  Throughout most of 2007, deposits were a less

38-K

Index

expensive funding source than long-term borrowings.  In addition, due to a poor interest rate environment, in particular a flat or inverted yield curve, management did not execute any new wholesale leverage transactions during 2007.  See Note 8 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on our borrowed funds.

In connection with our financing and operating activities, we have entered into certain contractual obligations.  Our future minimum cash payments, excluding interest, associated with these contractual obligations, including borrowed funds and operating leases, at December 31, 2007 were as follows:

Contractual Obligations as of December 31, 2007
	Payments Due by Period
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$6,493	$2,205	$9,563	$1,673	$16,030	$5,574	$41,538
Operating lease obligations	235	226	223	214	183	1,116	2,197
Total contractual obligations	$6,728	$2,431	$9,786	$1,887	$16,213	$6,691	$43,736

D.  Results of Operations

i. Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary.  Net income for 2007 was $7.707 million.  This compares to $7.152 million in 2006, a $555 thousand or 7.8% increase year over year.  During 2007, we recorded a $1.067 million increase in total non-interest income, a $660 thousand reduction in the provision for loan losses and a $78 thousand reduction in income taxes.  These improvements were offset by a $425 thousand decrease in net interest income and an $825 thousand increase in total non-interest expense.  Earnings per share improved from $0.66 in 2006 to $0.73 in 2007, a $0.07 or 10.6% improvement.

Throughout 2007 we operated in a difficult interest rate environment.  The treasury yield curve was flat or inverted throughout most of 2007, conditions which reduced our ability to improve net interest income.  Although we increased our average earning asset base by $25.315 million or 3.6% between 2006 and 2007, and believe we managed our asset and liability portfolios effectively throughout 2007, net interest income decreased $425 thousand or 1.7% between 2006 and 2007.  We recorded net interest income of $24.556 million in 2007, as compared to $24.981 million in 2006.  Net interest margin (tax-equivalent) was 3.62% in 2007, versus 3.81% in 2006.

The provision for loan losses decreased between comparable years due to positive trends in most of our credit quality measures.  In particular, the level of delinquent loans, potential problem loans and net loan charge-offs decreased between comparable periods, while non-performing loans increased.  We recorded $900 thousand in the provision for loan losses during 2007, as compared to $1.560 million in 2006, a $660 thousand decrease.

Non-interest income increased from $5.969 million in 2006 to $7.036 million in 2007, a $1.067 million or 17.9% increase.  The gain on life insurance coverage recorded due to the death of a senior executive contributed $615 thousand of the improvement, in addition to increases in trust fees, service charges on deposit accounts, net gain on sale of loans, bank-owned life cash surrender value income and other income.  Other income increased from $776 thousand in 2006 to $1.310 million in 2007, a $534 thousand increase.  These improvements were offset, in part, by decreases in commission income, net investment securities gains and other service fees.  During 2007, we recorded a $352 thousand deferred gain on the sale of the Bank’s Norwich Town branch building and contents and $232 thousand in flood-recovery grants.

During 2007, non-interest expense increased $825 thousand or 4.1%, from $20.032 million in 2006 to $20.857 million in 2007.  Most of the increase was due to an increase in our salaries and employee benefits totaling $554 thousand.  During 2007, we increased our full-time equivalent employees by 26, from 255 at December 31, 2006 to 281 at December 31, 2007 due to our expansion efforts and the acquisition of Provantage.  In addition, we provided merit based wage increases to most of our employees and increased commission and bonus payments to our sales force for increases in loan and deposit balances outstanding.

Net Interest Income.  Net interest income is our most significant source of revenue (net interest income plus non-interest income).  During 2007, net interest income comprised 78% of our total revenues.  The other 22% was due to non-interest income.  This compares to 81% and 19%, respectively, for 2006.  The following Asset and Yield Summary Table, Interest Rate Table and Rate and Volume Table and the associated narrative provide detailed net interest income information and analysis that are important to understanding our results of operations.

39-K

Index

The following table summarizes the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense and rate paid on average interest bearing liabilities.  The average balances presented are calculated using daily totals and averaging them for the period indicated.

Asset and Yield Summary Table:

	For the Years Ended December 31,
	2007			2006			2005
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$19,026	$952	5.00%	$11,548	$596	5.16%	$8,110	$270	3.33%
Interest- bearing deposits	6,676	314	4.70%	2,446	90	3.68%	9,006	449	4.99%
Securities (1)	286,160	12,592	4.40%	294,151	12,312	4.19%	297,965	11,908	4.00%
Loans (2)	423,798	32,172	7.59%	402,200	30,343	7.54%	398,616	27,683	6.94%
Total earning assets	735,660	46,030	6.26%	710,345	43,341	6.10%	713,697	40,310	5.65%

Non-earning assets	40,744			41,650			41,968
Total assets	$776,404			$751,995			$755,665

Liabilities:
Savings accounts	$76,815	$467	0.61%	$87,453	$549	0.63%	$98,356	$677	0.69%
Money market accounts	98,213	3,741	3.81%	65,103	2,408	3.70%	42,667	1,145	2.68%
NOW accounts	77,316	996	1.29%	89,845	1,026	1.14%	112,042	1,134	1.01%
Time & other deposit accounts	318,692	13,756	4.32%	302,127	11,805	3.91%	277,649	8,984	3.24%
Borrowings	63,146	2,514	3.98%	67,908	2,572	3.79%	83,255	2,990	3.59%
Total interest-bearing liabilities	634,182	21,474	3.39%	612,436	18,360	3.00%	613,969	14,930	2.43%

Non-interest bearing deposits	72,350			71,792			67,788
Other non-interest bearing liabilities	4,758			3,918			5,958
Total liabilities	711,290			688,146			687,715
Shareholders' equity	65,114			63,849			67,950
Total liabilities and shareholders' equity	$776,404			$751,995			$755,665
Net interest income		$24,556			$24,981			$25,380
Net interest rate spread (3)			2.87%			3.10%			3.22%
Net earning assets	$101,478			$97,909			$99,728
Net interest margin (4)			3.34%			3.52%			3.56%
Net interest margin (tax-equivalent)			3.62%			3.81%			3.82%
Ratio of earning assets to interest-bearing liabilities	116.00%			115.99%			116.24%

(1) Securities include trading, available-for-sale, held-to-maturity and other investments. They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

(2) Average loans include loans held for sale, net deferred loan fees and costs, non-accrual loans and excludes the allowance for loan losses.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

We recorded $24.556 million of net interest income during 2007.  This compares to $24.981 million of net interest income during 2006.  The $425 thousand or 1.7% decrease in net interest income between comparable periods was principally due to a significant increase in the cost of our interest bearing liabilities (principally deposit funding), offset, in part, by increases in interest income on earning assets (principally loans).

40-K

Index

The level of our net interest income is dependent on several factors including, but not limited to: our ability to attract and retain deposits, our ability to generate and retain loans, regional and local economic conditions, regional competition, capital market conditions, the national interest rate environment, as well as our tolerance for risk.  Throughout 2006 and 2007, our net interest income was affected by all of these factors, the most significant of which has been the general persistence of a flat or inverted yield curve.  A flat to inverted interest rate environment generally diminishes our ability to maintain or improve net interest margin because a portion of our net interest margin has historically been derived from mismatching long-term earning assets with short-term interest bearing liabilities.

Between 2006 and 2007, total interest and dividend income increased $2.689 million or 6.2%, from $43.341 million during 2006 to $46.030 million during 2007.  The weighted average yield on loans, investment securities and interest-bearing deposits at other banks increased between 2006 and 2007.  During the first three quarters of 2007, maturing earning assets were generally replaced with new assets originated at higher rates of interest.  In addition, during the first three quarters of 2007 most variable rate earning assets reset at higher rates of interest due to an increase in the index interest rate between periodic re-pricing dates.  The average yield on federal funds sold decreased between 2006 and 2007, due principally to a 100 basis point drop in the federal funds target rate during the last four months of 2007.

The average yield on loans, our largest earning asset portfolio, increased five basis points between 2006 and 2007, from 7.54% in 2006 to 7.59% in 2007.  Although the prime rate remained unchanged at 8.25% throughout most of 2007, the average yield on our loans increased.  A significant portion of our variable rate loans are indexed to the prime rate or other market interest rate, but only reset on a pre-determined periodic basis such as the anniversary date of the loan.  This condition delays the impact interest rate changes have on our loan portfolio yield.  For this reason, the prime rate increases experienced in the first two quarters of 2006 did not fully impact loan yields until subsequent quarters.  The increase in loan yields, coupled with an increase in the average volume of loans outstanding between comparable periods, resulted in a $1.829 million increase in interest income on loans.  Interest income on loans totaled $32.172 million in 2007, as compared to $30.343 million in 2006.  The average loans outstanding increased from $402.200 million in 2006 to $423.798 million in 2007.  The average yield on loans began to decline during the fourth quarter of 2007, as the prime interest rate decreased 100 basis points between September 18, 2007 and December 11, 2007.  The prime rate at December 11, 2007 decreased to 7.25%.  This compares to 8.25% on September 18, 2007.

The average yield on the securities portfolio increased 21 basis points between 2006 and 2007, from 4.19% in 2006 to 4.40% in 2007.  During 2007, the proceeds of maturing, sold, or called investment securities were reinvested in higher yield instruments.  Although this activity helped improve interest income between comparable years, it was offset, in part, by a reduction in the average volume of securities we maintained in our investment portfolio.  Between 2006 and 2007, we maintained an increased level of federal funds sold and interest-bearing deposits (at other banks) to help manage interest rate and liquidity risk and were successful in increasing average loans outstanding.  The 21 basis point increase in the average yield on the investment securities portfolio, offset by a reduction in the average outstanding balance of the portfolio, resulted in a net increase in interest income on securities of $280 thousand between 2006 and 2007.  Interest income on securities increased from $12.312 million in 2006 to $12.592 million in 2007.

To manage interest rate risk and liquidity risk, we increased our average outstanding balance in federal funds sold and interest-bearing deposits (at other banks) between 2006 and 2007.  In particular, the average volume of federal funds sold increased $7.478 million, from $11.548 million in 2006 to $19.026 million in 2007.  The average yield on the federal funds sold portfolio decreased 16 basis points between comparable periods due principally to a 100 basis point decrease in the target federal funds rate during the fourth quarter of 2007.  The increase in the volume of federal funds sold, offset, in part by a decrease in the yield on federal funds sold resulted in a $356 thousand improvement in interest income on federal funds sold between 2006 and 2007.  Interest income recorded on federal funds sold during 2007 was $952 thousand, as compared to $596 thousand during 2006.

We recorded $314 thousand of interest income on interest-bearing deposits during 2007, as compared to $90 thousand during 2006, a $224 thousand increase.  We increased the volume of interest-bearing deposits between comparable periods to mitigate interest rate risk and liquidity risk.  In addition, the yield on this portfolio increased from 3.68% during 2006 to 4.70% during 2007 due to higher market interest rates.

Interest expense increased $3.114 million, or 17.0%, between 2006 and 2007.  We recorded total interest expense of $21.474 million in 2007, as compared to $18.360 million during 2006.  The increase in interest expense between the periods was due to two primary factors.  First, between comparable periods, a significant portion of the certificate of deposit portfolio matured.  These funds, along with funds from new depositors, were often reinvested in new certificates of deposit, generally at higher rates of interest.  This increased interest expense on time and other deposit accounts from $11.805 million 2006 to $13.756 million in 2007, a $1.951 million or 16.5% increase.  Second, we recorded $3.741 million of interest expense on our money market deposit accounts during 2007.  This compares to $2.408 million during 2006, a

41-K

Index

$1.333 million or 55.4% increase between the periods.  Throughout 2006 and 2007 we offered and promoted to customers our Wealth Management money market deposit account.  The account provided depositors with a 4.0% interest rate throughout 2006 and most of 2007.  It was offered to remain competitive with other financial institutions in our market.  As expected, our existing deposit customers and new deposit customers transferred their funds into this account, raising the average balance in our money market deposit accounts from $65.103 million in 2006 to $98.213 million in 2007, a $33.110 million or 50.9% increase.

At December 31, 2007, the Treasury yield curve was modestly sloped with a slight inversion in the 2-year and 3-year maturity timeframe.  The 90-day Treasury bill, the 3-year Treasury note and the 10-year Treasury note were yielding 3.25%, 2.81% and 3.90%, respectively.  This interest rate environment inhibits our ability to earn net interest income, since we typically earn a portion of our net interest income by procuring short-term to mid-term deposits and borrowings and investing those proceeds in longer term loans and investments.  This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their interest spread, which generates net interest income.

Since December 31, 2007, the Federal Open Market Committee decreased the target federal funds rate an additional 125 basis points to 3.00%.  This prompted banks, including us, to correspondingly lower their prime rate of interest to 6.00%.  In addition, the Treasury yield curve generally decreased 50 to 120 basis points due to concerns about general weakness in the national economy.  This interest environment will continue to make it difficult for us to improve net interest spread for several quarters prospectively since much of our loan portfolio is indexed to the prime rate and our federal funds sold position generally exceeds $20.000 million.

Comparative Interest Rate Table:

	2007				2006
Interest Rates (1)	December	September	June	March	December	September	June	March
Target Federal Funds Rate	4.25%	4.75%	5.25%	5.25%	5.25%	5.25%	5.25%	4.75%
NYC Prime	7.25%	7.75%	8.25%	8.25%	8.25%	8.25%	8.25%	7.75%
90 Day Treasury Bill	3.25%	3.79%	4.94%	5.04%	5.05%	4.89%	5.06%	4.64%
6 Month Treasury Bill	3.31%	4.06%	4.95%	5.05%	5.06%	5.01%	5.26%	4.82%
1 Year Treasury Note	3.42%	4.11%	4.94%	4.93%	4.96%	4.97%	5.27%	4.77%
2 Year Treasury Note	2.86%	3.99%	4.88%	4.58%	4.79%	4.69%	5.17%	4.79%
3 Year Treasury Note	2.81%	4.04%	4.89%	4.50%	4.71%	4.58%	5.14%	4.78%
5 Year Treasury Note	3.27%	4.26%	4.93%	4.50%	4.68%	4.55%	5.11%	4.77%
10 Year Treasury Note	3.90%	4.61%	5.04%	4.61%	4.68%	4.58%	5.15%	4.78%
Federal Housing Finance Board National Avg. Mortgage Contract Rate (2)	6.35%	6.73%	6.37%	6.40%	6.45%	6.75%	6.61%	6.31%

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

42-K

Index

Rate and Volume Table:

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold	$(19)	$375	$356	$184	$142	$326
Interest-bearing deposits	31	193	224	(94)	(265)	(359)
Securities	620	(340)	280	557	(153)	404
Loans	191	1,638	1,829	2,409	251	2,660
Total earning assets	823	1,866	2,689	3,056	(25)	3,031

Interest bearing liabilities:
Savings accounts	(17)	(65)	(82)	(56)	(71)	(127)
Money market accounts	74	1,259	1,333	526	736	1,262
NOW accounts	124	(154)	(30)	134	(242)	(108)
Time & other deposit accounts	1,192	759	1,951	1,911	910	2,821
Borrowings	127	(185)	(58)	156	(574)	(418)
Total interest bearing liabilities	1,500	1,614	3,114	2,671	759	3,430

Change in net interest income	$(677)	$252	$(425)	$385	$(784)	$(399)

Rate and Volume Analysis:  The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Interest income increased $2.689 million between the 2006 and 2007, due to both a net increase in the rate and volume of earning assets.  The yield on interest-bearing deposits, securities and loans all increased between 2006 and 2007, while the yield on federal funds sold decreased.  Similarly, the volume of federal funds sold, interest-bearing deposits and loans increased between comparable periods, while the average volume of investment securities decreased.  On a combined basis, the rate improvement on earning assets contributed an additional $823 thousand of interest income between comparable years, while the net increase in the volume of earning assets contributed $1.866 million of additional interest income.

Of the $2.689 million increase in interest income between 2006 and 2007, $1.829 million or 68.0% of the total increase was due to an increase in interest income on loans.  Between comparable periods, the average volume of loans outstanding increased $21.598 million, due principally to loan growth in our newer markets.  The growth in the volume of loans between comparable years contributed $1.638 million of the $1.829 million improvement in interest income on loans.  In addition, between the comparable periods, existing variable rate loans generally re-priced at higher rates of interest, helping to increase the yield on loans by 5 basis points from 7.54% in 2006 to 7.59% in 2007.  The increase in the rate on loans between comparable periods contributed $191 thousand of the $1.829 million increase in interest income on loans between comparable periods.

Due to the increasing interest rate risk associated with building the loan portfolio, particularly longer term fixed-rate loans, an increase in the volatility of deposit funding, and the persistence of a flat or inverted yield curve throughout most of 2007, we increased our average outstanding balance in federal funds sold between comparable years.  During 2007, we maintained an average federal funds sold position of $19.026 million.  This compares to $11.548 million in 2006.  The increase in the volume of federal funds sold between 2006 and 2007 contributed additional interest income totaling $375 thousand.  During the fourth quarter of 2007, the average yield on federal funds dropped significantly as the Federal Open Market Committee dropped the target federal funds rate to provide stimulus to the national economy.  The action of the Federal Open Market Committee helped drive down our average yield on federal funds sold to 5.00% for 2007.  This compares to 5.16% in 2006, a 16 basis point decrease.  The decrease in the average yield on federal funds reduced interest income $19 thousand between comparable periods.

Interest income on the securities portfolio increased $280 thousand between 2006 and 2007.  To help fund loan growth, an increased federal funds sold position, and a higher interest-bearing deposits position, we reduced the size of our investment securities portfolio between comparable periods.  During 2006, the average outstanding balance of the investment securities portfolio was $294.151 million.  This compares to $286.160 million during 2007, a $7.991 million or

43-K

Index

2.7% decrease.  The decrease in the average outstanding balance of investment securities between periods negatively impacted interest income by $340 thousand.  This was offset, however, by an increase in interest income on securities due to rate totaling $620 thousand.

The $2.689 million increase in interest income between 2006 and 2007 was negated by a $3.114 million increase in the cost of interest-bearing liabilities, $1.500 million of which was due to the increase in rate and $1.614 million of which was due to the increase in the volume of interest-bearing liabilities.  The interest expense recorded on our most interest-sensitive liabilities, including time and other deposit accounts and money market accounts, increased due to both an increase in volume and an increase in rate.

Interest expense on time and other deposit accounts increased $1.951 million between 2006 and 2007.  Between comparable years, we raised the interest rates paid on certificates of deposit.  This was done to remain competitive with local bank competition and to match market increases in short-term interest rates, particularly for jumbo certificates of deposit (over $100,000).  This action increased the cost of time and other deposit accounts, resulting in a $1.192 million increase in interest expense due to rate.  The remaining increase in interest expense on time and other deposit accounts between the periods, totaling $759 thousand, was due to an increase in volume as depositors transferred their monies from low-rate interest-bearing deposit or demand deposit accounts to higher-yield certificates of deposit.

As short-term interest rates increased during the first half of 2006, we raised the interest rate to 4.0% on all tiers of our Wealth Management money market deposit account.  Although we believe this helped us retain existing depositors’ funds and attract new depositors, it caused a significant increase in interest expense on money market accounts.  Interest expense on money market deposit accounts increased $1.333 million between 2006 and 2007.  The average rate paid on our money market deposit accounts increased from 3.70% for 2006 to 3.81% for 2007, while the average outstanding volume of money market deposit accounts increased from $65.103 million to $98.213 million over the same periods.  Of the $1.333 million increase in interest expense on money market deposit accounts, $1.259 million was due to an increase in volume and $74 thousand was due to an increase in rate.

During the first nine months of 2006, there was a general rise in short-term interest rates.  This caused some of our customers with NOW account deposits to either move their monies to another institution or transfer their NOW account funds to a less liquid, higher-rate deposit account.  This decreased the average volume of NOW accounts between the periods from $89.845 million in 2006 to $77.316 million in 2007.  The decrease in the average volume of NOW account deposits reduced interest expense $154 thousand between comparable periods.  This improvement was offset, in part, by a $124 thousand increase in interest expense on NOW account deposits due to a 15 basis point increase in the average rate paid between the periods.

The weighted average rate paid on savings accounts was 0.61% for 2007, as compared to 0.63% for 2006.  The low interest rate being offered on savings accounts caused depositors to reduce their savings deposits and decreased the average volume of savings deposits between the periods.  The interest expense recorded on savings accounts due to changes in volume decreased $65 thousand between 2006 and 2007.  The 2 basis point drop in the average rate paid on savings accounts between the periods further reduced interest expense $17 thousand between 2006 and 2007.

The interest expense on borrowings decreased $58 thousand between 2006 and 2007.  Between comparable periods, lower-cost borrowings were replaced by higher-cost borrowings as they matured.  This increased borrowing costs from 3.79% in 2006 to 3.98% in 2007, causing a $127 thousand increase in interest expense on borrowings due to rate.  Due to the increased borrowing rates and the flat to inverted yield curve throughout the comparable periods, we reduced average borrowings.  Specifically, average outstanding borrowings decreased from $67.908 million in 2006 to $63.146 million in 2007.  The decrease in the average outstanding balance of borrowed funds reduced interest expense on borrowings due to volume by $185 thousand between comparable years.

Provision for Loan Losses.  We recorded $900 thousand in the provision for loan losses during 2007.  This compares to $1.560 million for 2006.  The $660 thousand or 42.3% decrease in the provision for loan losses between comparable periods was principally caused by a reduction in potential problem loans, delinquent loans, and net charge-offs, offset, in part, by an increase in non-performing loans.  At December 31, 2006 we had identified $14.538 million in potential problem loans.  By comparison, at December 31, 2007, potential problem loans totaled $7.870 million, a $6.668 million or 45.9% decrease.  Net charge-offs for 2007 were $603 thousand, as compared to $1.520 million for 2006.  Loans 30 to 89 days delinquent decreased from $6.070 million at December 31, 2006 to $3.941 million at December 31, 2007.  Non-performing loans totaled $2.529 million at December 31, 2006 as compared to $6.136 million at December 31, 2007, a $3.607 million increase between the periods.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment security gains, net gain on sale of loans, income and gains on bank-owned life insurance, other

44-K

Index

service fees, and other income.  Non-interest income improved significantly between 2006 and 2007.  In particular, total non-interest income increased from $5.969 million in 2006 to $7.036 million in 2007, a $1.067 million or 17.9% increase.  The significant increase in non-interest income between 2006 and 2007 principally due to three unusual events: (i) a $615 thousand gain on life insurance coverage due to the death of a senior executive of the Company; (ii) the recording of New York State flood-grant proceeds during 2007 totaling $232 thousand; and (iii) the recognition of a $352 thousand deferred gain on the sale of our Norwich Town branch building and related equipment to the site’s landowner.  In addition, between comparable periods we recorded increases in trust fees, service charges on deposit accounts, net gain on sale of loans, and bank-owned life insurance income totaling $512 thousand.  These improvements were offset, in part, by decreases in commission income, investment security gains (net), and other service fees totaling $594 thousand.

Trust fees increased $56 thousand or 3.5% between 2006 and 2007.  During 2007, we recorded $1.641 million in trust fees as compared to $1.585 million in 2006.  During 2007, we recorded account termination and executor fees totaling $296 thousand.  By comparison, during 2006 we recorded account termination and executor fees totaling $228 thousand, a $68 thousand increase between the years.  Trust fees recorded for routine account administration, custodial services and investment management (excluding account termination and executor fees) decreased $12 thousand between the periods, from $1.357 million in 2006 to $1.345 million in 2007.

During 2007 we recorded $1.891 million of service charges on deposit accounts.  This compares to $1.659 million in service charges on deposit accounts during 2006, a $232 thousand or 14.0% increase.  The net increase in service charges on deposit accounts was primarily due to an increase in penalty charges on checking accounts.  During the first quarter of 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and improving deposit service fees.  Penalty charges on checking accounts increased $215 thousand between 2006 and 2007, from $824 thousand during 2006 to $1.039 million during 2007.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang–Wilber LLC.  During 2007, we recorded commission income totaling $476 thousand.  This compares to $487 thousand in commission income during 2006, an $11 thousand or 2.3% decrease.  Mang–Wilber, LLC owns two-thirds of a specialty-lines property and casualty agency located in Clifton Park, New York (Saratoga County).  This agency did not perform well in 2007, as compared to 2006, and was largely responsible for the decrease in commission income period over period.

During 2007, we recorded net investment security gains totaling $80 thousand, $64 thousand of which was due to an increase in the value of our trading securities portfolio and $16 thousand of which was attributable to gains on the sale of available-for-sale investment securities.  Our trading securities portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.  By comparison, during 2006 we recorded $514 thousand in net investment security gains, a $434 thousand decrease period over period.  During 2006, we received proceeds from the sale and maturity of available-for-sale investment securities totaling $48.479 million, which generated $326 thousand in net gains during the period.  During that same period, our trading securities generated net gains of $188 thousand.

During the first quarter of 2007 we acquired Provantage, a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  Provantage sells a significant portion of its originated loans to third party financial institutions in the normal course of its business.  During 2007, we recorded a $196 thousand net gain on the sale of these loans.  This compares to no loans sold during 2006.

During 2007, we recorded a $606 thousand increase in the cash surrender value of bank-owned life insurance.  This compares to $578 thousand during 2006, a $28 thousand or 4.8% increase.  Between comparable periods, our insurance carriers raised their net crediting rates on bank-owned life insurance contracts.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, commissions on residential mortgages, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees, and other miscellaneous service charges and fees.  Other service fees decreased $149 thousand or 40.3% between 2006 and 2007.  The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions.  During 2006, we originated residential mortgages as an agent for a large regional bank based in the Southeast.  In the first quarter of 2007, we acquired Provantage and terminated our agency relationship with the large regional bank.  This reduced residential mortgage commissions from $153 thousand in 2006 to $19 thousand in 2007, a $134 thousand decrease.

Other income is comprised of numerous types of fee income including investment services income, lease income, safe deposit box income, gain on sale of fixed assets, title insurance agency income, and income from the rental of foreclosed real estate.  Other income increased from $776 thousand in 2006 to $1.310 million in 2007, a $534 thousand or 68.8%

45-K

Index

increase.  In the first quarter of 2007, we recorded a $352 thousand deferred gain on the sale of our Norwich Town branch building and related equipment to the site’s landowner.  There were no similar transactions recorded in 2006.  In addition, during 2007, we received $232 thousand in flood grant proceeds from New York State.  These grants were provided to assist us with our flood recovery efforts due to a regional flood in 2006.

Non-Interest Expense. Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Non-interest expense increased $825 thousand or 4.1% between 2006 an 2007, from $20.032 million in 2006 to $20.857 million in 2007.  Increases in salaries, employee benefits, furniture and equipment expense, advertising and marketing, professional fees and other miscellaneous expenses totaling $928 thousand, were offset, in part, by a modest decrease in occupancy expense and computer service fees totaling $103 thousand.

Salaries expense increased $454 thousand or 4.9% between 2006 and 2007, from $9.369 million in 2006 to $9.823 million in 2007.  The increase between comparable periods was due to a $429 thousand increase in base salaries and overtime (less deferred amounts), a $186 thousand increase in commission and incentive payments and a $161 thousand decrease in deferred compensation expenses.  During the first quarter of 2007, we acquired Provantage and provided general merit-related pay raises to our employees.  Our full-time equivalent employee base also increased from 255 at December 31, 2006 to 281 at December 31, 2007.  Due to these factors, we recorded a $429 thousand increase in base salaries and overtime in 2007. During 2006 and 2007, we had in place various commission and incentive plans for our sales and support staff to grow our loan and deposit portfolios and improve the Company’s net income.   During 2007, we recorded $588 thousand in salaries expense due to these commission and incentive plans, as compared to $402 thousand in 2006, a $186 thousand or 46.3% increase.  And finally, the salaries expense related to the Company’s executive deferred compensation plan decreased $161 thousand between 2006 and 2007, from $188 thousand in 2006 to $27 thousand in 2007 due principally to weaker performance of the investments held for the benefit of the Company’s deferred compensation accounts.

Employee benefits expense increased modestly between 2006 and 2007.  We recorded employee benefits expense of $2.672 million in 2007, as compared to $2.572 million in 2006, a $100 thousand or 3.9% increase.  During 2006, we recorded $263 thousand of expense associated with the Bank’s defined benefit retirement plan.  In February 2006, we froze the plan’s benefits.  In addition, the plan’s assets have performed well in recent years.  Due to these factors, we recorded a $159 thousand credit on the defined benefit retirement plan during 2007, reducing employee benefits expense by $421 thousand.  This reduction in benefits expense was offset by a significant increase in employee health insurance costs totaling $290 thousand, a $94 thousand increase in F.I.C.A. expense and a $145 thousand increase in other benefits.  During 2007 we experienced a significant increase in claims on the Bank’s partially self-insured health plan and assumed the costs associated with the Provantage health insurance plan resulting in a $290 thousand increase in total health insurance expense between comparable periods.  F.I.C.A. expense increased $94 thousand between 2006 and 2007 due to increases in salaries expense.  And finally, other benefits expense increased $145 thousand between 2006 and 2007, due principally to an increase in the liability associated with the Bank’s supplemental executive retirement plan for two retired executives.

During 2007, we recorded $1.769 million in occupancy expense for the Company’s premises.  This compares to $1.840 million during 2006, a $71 thousand or 3.9% decrease.  In the third quarter of 2006, we incurred significant occupancy expenses due to business resumption costs associated with restoring banking services after our market area was severely impacted by regional flooding.  In particular, during the third quarter of 2006 we leased “bank in the box” trailers to restore banking services at our Sidney, NY and Walton, NY locations.  In addition to incurring the costs associated with establishing and leasing these temporary banking facilities, we also incurred significant costs related to cleaning and dehumidifying our offices directly affected by flooding.  Similar expenses were not incurred in 2007.

During 2007 we recorded furniture and equipment expense totaling $927 thousand, as compared to $793 thousand during 2006, a $134 thousand or 16.9% increase.  Between comparable periods we recorded a $110 thousand increase in depreciation expense on furniture and equipment, due principally to increased technology demands and related computer equipment purchases.

Computer service fees decreased $32 thousand or 4.0% between 2006 and 2007, from $807 thousand in 2006 to $775 thousand in 2007.  Between the comparable periods, we engaged a new ATM network provider and successfully reduced ATM vendor fees by $48 thousand.  This decrease was offset, in part, by a $16 thousand net increase in various other components of computer service fees.

Advertising and marketing expenses increased significantly between 2006 and 2007.  In particular, advertising and marketing expenses increased from $506 thousand in 2006 to $625 thousand in 2007, a $119 thousand or 23.5% increase.  During the fourth quarter of 2006, we engaged an advertising and marketing firm to assist us in improving the

46-K

Index

Company’s brand image.  The increase in marketing fees between 2006 and 2007 was due, in part, to the costs associated with this project, as well as increased radio, newspaper and television advertising placements to support our Company-wide sales efforts.

Professional fees increased from $892 thousand in 2006 to $976 thousand in 2007, an $84 thousand or 9.4% increase.  In 2007 we hired recruiting firms to assist us in hiring professionals for certain key administrative and sales positions with the Company.  The fees related to these endeavors totaled $44 thousand.  Similar expenses were not incurred during 2006.  In addition, during 2007 we incurred a $40 thousand increase in fees paid to investment banking firms, attorneys and consultants to support our bank and branch acquisition and expansion efforts.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During 2007 other miscellaneous expenses increased $37 thousand or 1.1%, from $3.253 million in 2006 to $3.290 million in 2007.  The following table itemizes individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

Table of Other Miscellaneous Expenses:

	Year
Description of Other Miscellaneous Expense	2007	2006	Increase / (Decrease)
	dollars in thousands
Donations	$144	$106	$38
Office supplies	337	290	47
Postage and shipping	278	234	44
Deferred reserves for unfunded loan commitments	43	(24)	67
Software amortization	180	217	(37)
Other losses	88	18	70
Net loss on disposal / impairment of fixed assets	0	362	(362)
Intangible asset amortization expense	129	179	(50)
All other miscellaneous expense items, net	2,091	1,871	220
Total Other Miscellaneous Expense	$3,290	$3,253	$37

Most of the amount recorded in the net loss on the disposal / impairment of fixed assets in 2006 was due to flood related property and equipment losses.

Income Taxes. Income tax expense decreased from $2.206 million during 2006 to $2.128 million during 2007.  Although income before taxes increased from $9.358 million in 2006 to $9.835 million in 2007, income taxes decreased because a greater proportion of income before taxes was derived from non-taxable sources in 2007, as compared to 2006.  In particular, during the 2007, we recorded a $615 thousand gain on life insurance coverage due to the death of a senior executive.  Life insurance policy death benefits are non-taxable.  Our effective tax rate decreased from 23.6% in 2006 to 21.6% in 2007, due to the increase in non-taxable revenue between the periods.

ii. Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

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

47-K

Index

Throughout 2006 the yield curve was flat or inverted.  This poor interest rate climate made it difficult for us to increase net interest income, particularly when earning assets were not growing significantly.  Like most community banks, our bank earns some portion of its income by mismatching short-term liabilities with longer term earning assets.  Our net interest income decreased $399 thousand or 1.6%, from $25.380 million in 2005 to $24.981 million in 2006.  During 2006, the yield on our loan portfolio increased significantly as our variable rate loans repriced at higher interest rates due to increases in short-term interest rates during the first-half of the year.  The increase in loan yields was offset by significant increases in interest expense on time and other deposit accounts and money market accounts.  The increase in short-term interest rates drove-up the cost of time accounts, particularly certificates of deposit, and caused a shift of non-maturity deposit balances from low-cost savings and NOW accounts to higher-cost money market accounts.   Between 2005 and 2006, interest income on loans increased $2.660 million, while the interest expense on money market and time and other deposit accounts increased $4.083 million.

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

The decrease in income before tax between 2005 and 2006 reduced income tax expense.  We recorded $2.715 million of income taxes in 2005, versus $2.206 million in 2006, a $509 thousand or 18.7% decrease.

Net Interest Income.  Net interest income is our most significant source of net revenue (net interest income plus non-interest income).  During 2006, net interest income comprised 81% of our total revenues.  The other 19% was due to non-interest income.  This compares to 82% and 18%, respectively, for 2005.  The Asset and Yield Summary Table, Interest Rate Table and Rate and Volume Table provided in Item 7. D. i. above, and the associated narrative that follows provide detailed net interest income information and analysis that are important to understanding our results of operations.

Between 2005 and 2006, net interest income decreased $399 thousand or 1.6%.  This decrease was due to a significant increase in the cost of our interest bearing liabilities (principally deposit funding) offset, in part, by increases in interest income on earning assets (principally loans).

In June 2006 the Federal Open Market Committee raised the target Federal funds rate from 5.00% to 5.25%.  This represented the seventeenth consecutive 25 basis point increase in the target Federal funds rate over a 2-year period.  These actions, coupled with modest inflation expectations and a strong international appetite for U.S. Treasury securities during this time span resulted in a very flat, and at times, inverted yield curve throughout 2006, an interest rate environment which made it difficult for us to maintain or improve net interest margin.  Historically, a portion of our net interest income has been earned from mismatching long-term earning assets with short-term interest bearing liabilities.  Additionally, the higher interest rates during 2006 curbed the demand for new loans, which limited our ability to improve interest income.  Average loans outstanding increased only modestly between 2005 and 2006.  Specifically, average loans outstanding increased $3.584 million or 0.9% between the periods, from $398.616 million in 2005 to $402.200 million in 2006.

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

48-K

Index

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

At December 31, 2006 the Treasury yield curve was slightly inverted.  The 90-day Treasury bill was yielding 5.05% and the 10-year Treasury note was yielding 4.68%.  This interest rate environment inhibited our ability to earn net interest income, since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments.  This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income.

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

49-K

Index

Rate and Volume Analysis:  Net interest income was $24.981 million in 2006.  This compares to $25.380 million in 2005, a $399 thousand or 1.6% decrease between comparable periods.  Although the decrease in net interest income between comparable periods was not drastic, several components of interest income and interest expense changed significantly between the periods due to both rate and volume factors.

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

50-K

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

51-K

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

We recorded employee benefits expense of $2.572 million in 2006.  This compares to $2.612 million in 2005.  The net decrease in employee benefits expense between comparable periods totaling $40 thousand or 1.5% was due to several factors.  In the first quarter of 2006, we froze our defined benefit pension plan and began making employer contributions to our 401k retirement plan.  Due principally to the curtailment charge on the frozen defined benefit plan, we recorded a net increase in retirement benefits expense (defined benefit pension expense and 401k retirement expense) of $88 thousand between comparable periods.  Retirement benefits expense increased from $574 thousand in 2005 to $662 thousand in 2006.  F.I.C.A expense, group life insurance, group disability insurance, unemployment insurance, workers compensation and employee education expense each increased between comparable periods, combining for an additional $118 thousand of benefits expense.  The increase in these costs were offset by a $182 thousand decrease in other benefits due, principally, to a reduction in the amount recorded to fund the Company’s supplemental executive retirement plan for two retired executives.  In addition, our group health insurance expense decreased $64 thousand between comparable periods due to favorable claims experience.

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

52-K

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

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses,  minority interest expense, stock exchange listing fees, loss on disposal/impairment of fixed assets and several other miscellaneous expenses.  During 2006, other miscellaneous expenses increased $343 thousand or 11.8%, from $2.910 million in 2005 to $3.253 million in 2006.  The following table itemizes certain components of other miscellaneous expenses that increased or (decreased) significantly between comparable periods.

Table of Other Miscellaneous Expenses:

	Year
Description of Other Miscellaneous Expense	2006	2005	Increase / (Decrease)
	dollars in thousands
Directors fees	$259	$200	$59
Collection and non-filing expense	186	127	59
Correspondent bank services	131	151	(20)
Donations	106	84	22
Dues and memberships	63	52	11
Office Supplies	290	318	(28)
Postage and shipping	234	270	(36)
Deferred reserves for unfunded loan commitments	(24)	12	(36)
Travel and entertainment	212	229	(17)
Software amortization	217	183	34
Other losses	18	36	(18)
Minority interest for Mang - Wilber LLC insurance agency subsidiary	79	90	(11)
Loss / (Gain) on Disposal / Impairment of Fixed Assets	362	(5)	367
All other miscellaneous expense items, net	1,120	1,163	(43)
Total Other Miscellaneous Expense	$3,253	$2,910	$343

Most of the amount recorded in the impairment / disposal of fixed assets in 2006 was due to flood related losses.

Income Taxes. Income tax expense decreased from $2.715 million in 2005 to $2.206 million in 2006, a $509 thousand or 18.7% decrease between the periods.  The decrease in income tax expense was primarily due to a decreased amount of

53-K

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the ALCO and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal of a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, we determined that at December 31, 2007 the Bank was in a “1B” liquidity position, the second strongest liquidity position based on management’s internal rating system.  This compares to a “1A” liquidity position at December 31, 2006, the strongest liquidity position based on management’s internal rating system.

54-K

Index

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	December 31,
Dollars in Thousands	2007	2006
Cash and Cash Equivalents	$18,942	$25,859
Available for Sale Investment Securities at Estimated Fair Value less Securities pledged for State and Municipal Deposits and Borrowings	$59,006	$72,240
Total Loan to Total Asset Ratio	55.9%	53.3%
FHLBNY Remaining Borrowing Capacity	$14,294	$24,128
Available Correspondent Bank Lines of Credit	$15,000	$15,000

Although our overall liquidity position diminished modestly between December 31, 2006 and December 31, 2007, we maintained adequate amounts of cash and cash equivalents at December 31, 2007 to meet anticipated short-term funding needs.  In addition, our ability to meet unanticipated funding needs was strong.  At December 31, 2007, we maintained $59.006 million of available-for-sale investment securities that could be pledged for borrowings or sold to meet unanticipated funding needs.  This compares to $72.240 million at December 31, 2006.  Our FHLBNY borrowing capacity decreased from $24.128 million at December 31, 2006 to $14.294 million at December 31, 2007, a $9.834 million decrease.  During 2007, we procured long-term borrowings at the FHLBNY to fund an increase in our loans outstanding.  In addition to these sources of liquidity, at December 31, 2007 and December 31, 2006 we maintained a $15.000 million unsecured credit facility at a correspondent bank in the event we needed to borrow federal funds on an overnight basis.  And finally, at December 31, 2007 and December 31, 2006, our total loan to total asset ratios of 55.9% and 53.3%, respectively, were low relative to our comparative peer group of financial institutions.  The slight decrease in the Company’s liquidity position was principally due to a significant growth in loans during 2007.

Our commitments to extend credit and stand-by letters of credit increased between December 31, 2006 and December 31, 2007.  At December 31, 2007, commitments to extend credit and standby and commercial letters of credit were $97.543 million as compared to $88.510 million at December 31, 2006, a $9.032 million or 10.2% increase between the periods.  The increase between December 31, 2006 and December 31, 2007 was principally due to increases in our commercial lines of credit, commercial letters of credit, and commitments to fund real estate construction. Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter and therefore are not expected to significantly impact our liquidity prospectively.

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

Between December 31, 2006 and December 31, 2007 our total shareholders’ equity increased $6.067 million or 9.6%.  Total shareholders’ equity was $69.399 million at December 31, 2007, as compared to $63.332 million at December 31, 2006.  The increase in shareholders’ equity between the periods was due to an increase in retained earnings and a decrease in accumulated other comprehensive loss, reduced, in part, by an increase in treasury stock.  During 2007, we earned $7.707 million in net income and declared and paid $4.010 million in cash dividends to shareholders, resulting in a $3.697 million or 4.1% increase in retained earnings.

Accumulated other comprehensive loss decreased from $3.247 million at December 31, 2006 to $272 thousand at December 31, 2007, due to two factors, namely a significant decrease in the net unrealized loss on securities, net of tax and a significant increase in the pension asset, net of tax.  Due to a decrease in the general level of interest rates between December 31, 2006 and December 31, 2007, we recorded a $1.533 million decrease in the net unrealized loss

55-K

Index

on securities, net of tax.  In addition, we recorded a $1.442 million increase in the funded status of our defined benefit pension plan, net of tax.

The increase in retained earnings and the decrease in accumulated other comprehensive income was reduced, in part, by a $605 thousand increase in treasury stock resulting from our  purchase of 65,478 shares of common stock at a total cost of $605 thousand.

The Company and the Bank are both subject to regulatory capital guidelines.  Under these guidelines, as established by federal bank regulators, in order to be “adequately capitalized,” the Company and the Bank must both maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity, less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes tier 1 capital plus the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines and the Bank exceeded all well capitalized guidelines at December 31, 2007 and December 31, 2006.  The Company’s tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at December 31, 2007 were 12.04% and 13.29%, respectively.  This compares to 12.25% and 13.50%, respectively, at December 31, 2006.  Additional details regarding the Company’s and the Bank’s capital ratios are set forth in Note 13 of the Company’s Consolidated Financial Statements located in PART II, Item 8, of this document.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary Bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  As of December 31, 2007, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $4.75 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

56-K

Index

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

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates.  The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete.  In other words, we assume it will take six months for a 3.00% shift to take place.  This is also known as a “ramped” interest rate shock.  The projected changes in net interest income are totals for the twelve-month period beginning January 1, 2008 and ending December 31, 2008, under ramped shock scenarios.

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	10.25%	$25,215	(357)	-1.40%	-0.51%
2.00%	9.25%	$25,096	(476)	-1.86%	-0.69%
1.00%	8.25%	$25,208	(364)	-1.42%	-0.52%
No change	7.25%	$25,572	-	-	-
-1.00%	6.25%	$26,168	596	2.33%	0.86%
-2.00%	5.25%	$25,446	(126)	-0.49%	-0.18%
-3.00%	4.25%	$24,822	(750)	-2.93%	-1.08%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model.  These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies.  Assuming our prepayment and other assumptions are accurate, and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $476 thousand or 0.69% of total shareholders’ equity in a +2.00% ramped interest rate shock and by $126 thousand or 0.18% of total shareholders’ equity in a –2.00% ramped interest rate shock.  This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or –2.00% ramped interest rate shock to –5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by overall market conditions and customer demand, but we generally try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility.  We also purchase investments for the securities

57-K

Index

portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio.  We also offer adjustable rate loan and deposit products that change as interest rates change.  Approximately 24% of our total assets at December 31, 2007 were invested in adjustable rate loans and investments.

At December 31, 2007, the Treasury yield curve was generally flat.  This means the yields on long-term Treasury yields were only modestly greater than short-term Treasury yields.  At December 31, 2007, the one-year Treasury bill yield was approximately 3.42%, versus 3.90% for the ten year Treasury note, only a 48 basis point difference.  A flat interest rate environment inhibits our ability to earn net interest income since banks typically earn net interest income by procuring short-term deposits and borrowings and investing those proceeds in longer term loans and investments.  This practice, which is sometimes referred to as mismatching assets and liabilities, typically allows banks to enhance their “interest spread,” which generates net interest income.  Furthermore, due to a weakening national economy since December 31, 2007 the general level of interest rates has dropped precipitously, particularly for instruments with a maturity of two years or less.  Although this interest rate environment may provide us opportunity to reduce interest expense, the 125 basis point drop in the target federal funds rate and the national prime rate will also negatively impact interest income.  Our modeling predicts that this decrease will marginally improve net interest income over a one year timeframe, although the interest rate environment generally remains difficult for banks.

58-K

Index

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Wilber Corporation:

We have audited the accompanying consolidated statements of condition of The Wilber Corporation and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, change in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wilber Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Wilber Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Albany, New York
March 10, 2008

59-K

Index

The Wilber Corporation
Consolidated Statements of Condition

	December 31,	December 31,
in thousands except share and per share data	2007	2006
Assets
Cash and Due from Banks	$11,897	$12,742
Time Deposits with Other Banks	0	800
Federal Funds Sold	7,045	12,317
Total Cash and Cash Equivalents	18,942	25,859
Securities
Trading, at Fair Value	1,430	1,625
Available-for-Sale, at Fair Value	237,274	228,959
Held-to-Maturity, Fair Value of $51,743 at December 31, 2007
and $61,310 at December 31, 2006	52,202	62,358
Other Investments	4,782	4,600
Loans Held for Sale	456	0
Loans	443,870	405,832
Allowance for Loan Losses	(6,977)	(6,680)
Loans, Net	436,893	399,152
Premises and Equipment, Net	6,312	5,686
Bank Owned Life Insurance	15,785	16,108
Goodwill	4,619	4,518
Intangible Assets, Net	394	520
Pension Asset	4,872	2,357
Other Assets	9,719	10,239
Total Assets	$793,680	$761,981

Liabilities and Shareholders’ Equity
Deposits:
Demand	$71,145	$71,914
Savings, NOW and Money Market Deposit Accounts	254,196	243,249
Certificates of Deposit (Over $100M)	111,949	101,025
Certificates of Deposit (Under $100M)	198,467	188,386
Other Deposits	21,737	24,470
Total Deposits	657,494	629,044
Short-Term Borrowings	15,786	18,459
Long-Term Borrowings	41,538	42,204
Other Liabilities	9,463	8,942
Total Liabilities	724,281	698,649

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at December 31, 2007,
and December 31, 2006	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	93,618	89,921
Accumulated Other Comprehensive Loss	(272)	(3,247)
Treasury Stock at Cost, 3,457,960 Shares at December 31, 2007
and 3,392,482 Shares at December 31, 2006	(28,311)	(27,706)
Total Shareholders’ Equity	69,399	63,332
Total Liabilities and Shareholders’ Equity	$793,680	$761,981

See accompanying notes to Consolidated Financial Statements

60-K

Index

The Wilber Corporation
Consolidated Statements of Income
	Year Ended December 31,
in thousands except share and per share data	2007	2006	2005
Interest and Dividend Income
Interest and Fees on Loans	$32,172	$30,343	$27,683
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	9,654	9,549	9,124
State and Municipal Obligations	2,513	2,499	2,569
Other	425	264	215
Interest on Federal Funds Sold and Time Deposits	1,266	686	719
Total Interest and Dividend Income	46,030	43,341	40,310

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	5,204	3,983	2,956
Certificates of Deposit (Over $100M)	4,761	3,842	2,445
Certificates of Deposit (Under $100M)	7,904	7,033	5,944
Other Deposits	1,091	930	595
Interest on Short-Term Borrowings	581	670	633
Interest on Long-Term Borrowings	1,933	1,902	2,357
Total Interest Expense	21,474	18,360	14,930
Net Interest Income	24,556	24,981	25,380
Provision for Loan Losses	900	1,560	1,580
Net Interest Income After Provision for Loan Losses	23,656	23,421	23,800

Non Interest Income
Trust Fees	1,641	1,585	1,472
Service Charges on Deposit Accounts	1,891	1,659	1,615
Commission Income	476	487	489
Investment Security Gains, Net	80	514	469
Net Gain on Sale of Loans	196	0	0
Increase in Cash Surrender Value of Bank Owned Life Insurance	606	578	555
Gain on Life Insurance Coverage	615	0	0
Other Service Fees	221	370	471
Other Income	1,310	776	554
Total Non Interest Income	7,036	5,969	5,625

Non Interest Expense
Salaries	9,823	9,369	9,040
Employee Benefits	2,672	2,572	2,612
Occupancy Expense of Bank Premises	1,769	1,840	1,678
Furniture and Equipment Expense	927	793	764
Computer Service Fees	775	807	745
Advertising and Marketing	625	506	508
Professional Fees	976	892	709
Other Miscellaneous Expenses	3,290	3,253	2,910
Total Non Interest Expense	20,857	20,032	18,966
Income Before Taxes	9,835	9,358	10,459
Income Taxes	(2,128)	(2,206)	(2,715)
Net Income	$7,707	$7,152	$7,744

Weighted Average Shares Outstanding	10,544,768	10,813,076	11,169,730
Basic Earnings Per Share	$0.73	$0.66	$0.69

See accompanying notes to Consolidated Financial Statements

61-K

Index

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2004	$140	$4,224	$83,402	$396	$(20,557)	$67,605
Comprehensive Income:
Net Income	-	-	7,744	-	-	7,744
Change in Net Unrealized Gain (Loss)
on Securities, Net of Taxes	-	-	-	(2,805)	-	(2,805)
Total Comprehensive Income						4,939
Cash Dividends ($.38 per share)	-	-	(4,246)	-	-	(4,246)
Purchase of Treasury Stock (48,655 shares)	-	-	-	-	(581)	(581)
Balance December 31, 2005	$140	$4,224	$86,900	$(2,409)	$(21,138)	$67,717
Comprehensive Income:
Net Income	-	-	7,152	-	-	7,152
Change in Net Unrealized Gain (Loss)
on Securities, Net of Taxes	-	-	-	(18)	-	(18)
Total Comprehensive Income						7,134
Adjustment to Initally Apply FASB
Statement No. 158, Net of Taxes				(820)		(820)
Cash Dividends ($.38 per share)	-	-	(4,131)	-	-	(4,131)
Purchase of Treasury Stock (576,755 shares)	-	-		-	(6,568)	(6,568)
Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332
Comprehensive Income:
Net Income	-	-	7,707	-	-	7,707
Change in Net Unrealized Gain (Loss)
on Securities, Net of Taxes	-	-	-	1,533	-	1,533
Change in the Funded Status of Defined
Benefit Plan, Net of Taxes				1,442		1,442
Total Comprehensive Income						10,682
Cash Dividends ($.38 per share)	-	-	(4,010)	-	-	(4,010)
Purchase of Treasury Stock (65,478 shares)	-	-	-	-	(605)	(605)
Balance December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399

See accompanying notes to Consolidated Financial Statements.

62-K

Index

The Wilber Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
in thousands	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$7,707	$7,152	$7,744
Adjustments to Reconcile Net Income to Net Cash
Used by Operating Activities:
Provision for Loan Losses	900	1,560	1,580
Depreciation and Amortization	1,210	1,133	1,151
Net (Gain) / Loss on Disposal/Impairment of Fixed Assets	(374)	324	5
Net Amortization of Premiums and Accretion of Discounts on Investments	485	647	1,027
Gain on Life Insurance Coverage	(615)	0	0
Available-for-Sale Investment Security Gains, net	(16)	(326)	(370)
Deferred Income Tax Expense (Benefit)	215	(130)	(138)
Other Real Estate Losses	29	0	0
Increase in Cash Surrender Value of Bank Owned Life Insurance	(606)	(578)	(555)
Net Decrease in Trading Securities	259	105	61
Net Gains on Trading Securities	(64)	(188)	(99)
Net Gain on Sale of Loans	(196)	0	0
Originations of Mortgage Loans Held for Sale	(10,479)	0	0
Proceeds from Sale of Mortgage Loans Held for Sale	10,219	0	0
(Increase) Decrease in Other Assets	(1,795)	7	(180)
Increase (Decrease) in Other Liabilities	308	579	(223)
Net Cash Provided by Operating Activities	7,187	10,285	10,003

Cash Flows from Investing Activities:
Net Cash Acquired from Acquisition of a Branch	0	0	22,521
Net Cash Paid for Provantage Funding Corporation	(165)	0	0
Proceeds from Maturities of Held-to-Maturity Investment Securities	10,048	7,507	9,932
Purchases of Held-to-Maturity Investment Securities	0	(14,408)	(5,614)
Proceeds from Maturities of Available-for-Sale Investment Securities	43,662	42,842	60,950
Proceeds from Sales and Calls of Available-for-Sale Investment Securities	6,119	5,637	9,350
Purchases of Available-for-Sale Investment Securities	(55,943)	(41,903)	(66,367)
Net (Increase) / Decrease in Other Investments	(182)	(653)	86
Cash Received from Death Benefit	1,544	0	0
Net Increase in Loans	(38,119)	(3,777)	(6,177)
Purchase of Premises and Equipment, Net of Disposals	(1,728)	(349)	(932)
Proceeds from Sale of Premises and Equipment	87	40	0
Proceeds from Sale of Other Real Estate	77	0	0
Net Cash (Used by) Provided by Investing Activities	(34,600)	(5,064)	23,749

Cash Flows from Financing Activities:
Net Increase (Decrease) in Demand Deposits, Savings, NOW,
Money Market and Other Time Deposits	7,445	(3,462)	(8,100)
Net Increase in Certificates of Deposit	21,005	27,548	8,162
Net Decrease in Short-Term Borrowings	(2,673)	(898)	(18,202)
Increase in Long-Term Borrowings	25,000	0	24,900
Repayment of Long-Term Borrowings	(25,666)	(10,268)	(37,807)
Purchase of Treasury Stock	(605)	(6,568)	(581)
Cash Dividends Paid	(4,010)	(4,131)	(4,246)
Net Cash Provided by (Used by) Financing Activities	20,496	2,221	(35,874)
Net (Decrease) / Increase in Cash and Cash Equivalents	(6,917)	7,442	(2,122)
Cash and Cash Equivalents at Beginning of Year	25,859	18,417	20,539
Cash and Cash Equivalents at End of Year	$18,942	$25,859	$18,417

63-K

Index

	Year Ended December 31,
in thousands	2007	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$21,247	$18,082	$14,918
Income Taxes	$2,210	$2,727	$3,085
Non Cash Investing Activities:
Change in Unrealized Gain / (Loss) on Securities	$2,514	$(29)	$(4,596)
Transfer of Loans to Other Real Estate	$334	$83	$0
Adjustment to Initally Apply FASB Statement No. 158, Net of Tax	$0	$(820)	$0
Fair Value of Tangible Assets Acquired	$504	$0	$8,119
Goodwill and Identifiable Intangible Assets Recognized in Purchase Combination	$105	$0	$0
Fair Value of Liabilities Assumed	$444	$0	$32,967

See accompanying notes to Consolidated Financial Statements.

64-K

Index

Note 1. Summary of Significant Accounting Policies

The Wilber Corporation (“the Parent Company”) operates 21 branches serving Otsego, Delaware, Schoharie, Ulster, Chenango, and Broome Counties through its wholly owned subsidiary Wilber National Bank (“the Bank”), and also operates 5 licensed mortgage banking branches in Saratoga, Schenectady, Otsego, and Albany Counties through its wholly owned subsidiary Provantage Funding Corporation (“Provantage”).  The Parent Company's primary source of revenue is interest earned on commercial, mortgage, and consumer loans to customers of the Bank who are predominately individuals and small and middle-market businesses.  Collectively, the Parent Company, the Bank, and Provantage are referred to herein as “the Company.”

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

Non-marketable equity securities, including Federal Reserve Bank and Federal Home Loan Bank of New York stock required for membership in those organizations, are carried at cost.

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

65-K

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

66-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

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

Tax benefits of uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard as of January 1, 2007, with the effect of adoption recognized in retained earnings as the cumulative effect of an accounting change.  Tax positions must have met the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized.  Interest and penalties related to income taxes are classified as income tax expense on the consolidated statements of income.  The adoption of FIN 48 by the Company had no impact on its Consolidated Financial Statements.

Pension — The Company maintains a noncontributory, defined benefit pension plan covering substantially all employees, as well as supplemental employee retirement plans covering certain executives.  Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132,” which requires the Company to recognize the over funded or under funded status of a single employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred.  However, gains and losses, prior service costs or credits, and transition assets or obligations that have not been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS No. 158 was initially applied, were recognized as components of the ending balance of accumulated other comprehensive income, net of tax.  The incremental impact of adopting SFAS No. 158 at December 31, 2006 was an increase to accumulated other comprehensive loss of approximately $820,000, a decrease to other assets for pension benefits (classified as other assets) of approximately $1,344,000, and an increase in the deferred tax asset (classified as other assets) of approximately $524,000.  Subsequent changes in the funded status of the defined benefit plan are included in other comprehensive income.

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

67-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Comprehensive Income — For the Company, comprehensive income represents net income plus other comprehensive income (loss), which consists of two components: 1) the net change in unrealized gains or losses on securities available for sale, recorded net of income taxes, for the period, and 2) the change in the funded status of defined benefit plans, recorded net of tax, for the period, and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale and the net change in the funded status of defined benefit plans.

Segment Reporting — The Company's operations are solely in the banking industry and include the provision of traditional commercial banking services. The Company operates solely in the geographical region of Central New York State. The Company has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

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

68-K

Index

Note 2. Investment Securities

The amortized cost and fair value of investment securities are as follows:
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
dollars in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Treasuries	$5,997	$73	$0	$6,070
Obligations of U.S. Government Corporations and Agencies	7,997	18	0	8,015
Obligations of States and Political Subdivisions	48,861	215	358	48,718
Mortgage-Backed Securities	172,719	295	1,619	171,395
Corporate Securities	2,294	0	1	2,293
Equity Securities	866	0	83	783
	$238,734	$601	$2,061	$237,274

Trading Portfolio	$1,167	$263	$0	$1,430

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$17,874	$162	$18	$18,018
Mortgage-Backed Securities	34,328	8	611	33,725
	$52,202	$170	$629	$51,743

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
dollars in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Treasuries	$10,963	$0	$156	$10,807
Obligations of U.S. Government Corporations and Agencies	21,486	0	150	21,336
Obligations of States and Political Subdivisions	47,985	240	681	47,544
Mortgage-Backed Securities	149,400	100	3,414	146,086
Corporate Securities	2,274	0	7	2,267
Equity Securities	825	95	1	919
	$232,933	$435	$4,409	$228,959

Trading Portfolio	$1,296	$329	$0	$1,625

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$22,903	$48	$35	$22,916
Mortgage-Backed Securities	39,455	0	1,061	38,394
	$62,358	$48	$1,096	$61,310

The following tables provide information on temporarily impaired securities:

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
dollars in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	1,861	4	24,336	372	26,197	376
Mortgage-Backed Securities	47,042	260	101,020	1,970	148,062	2,230
Corporate Securities	0	0	2,293	1	2,293	1
Equity Securities	533	24	153	59	686	83
	$49,436	$288	$127,802	$2,402	$177,238	$2,690

69-K

Index

Note 2. Investment Securities, Continued

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

The above unrealized losses are considered temporary, based on the following:
U.S. treasuries and agencies, state and political subdivisions, and corporate securities: The unrealized losses on these investments were caused by market interest rate increases. The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment. Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery, which may be to maturity, these investments are not considered other than temporarily impaired.

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

The Company does not believe that the gross unrealized losses as of December 31, 2007, which is comprised of 203 investment securities, represent an other than temporary impairment.

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

	December 31, 2007
	Amortized	Fair
dollars in thousands	Cost	Value
Available-for-Sale Securities
Due in One Year or Less	$7,973	$7,978
Due After One Year Through Five Years	57,032	56,571
Due After Five Years Through Ten Years	75,736	75,375
Due After Ten Years	97,127	96,567
	$237,868	$236,491

	December 31, 2007
	Amortized	Fair
dollars in thousands	Cost	Value
Held-to-Maturity Securities
Due in One Year or Less	$9,114	$9,284
Due After One Year Through Five Years	3,922	3,958
Due After Five Years Through Ten Years	19,679	19,541
Due After Ten Years	19,487	18,960
	$52,202	$51,743

70-K

Index

Note 2. Investment Securities, Continued

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale securities:

	Year Ended December 31,
dollars in thousands	2007	2006	2005
Gross Gains	$16	$326	$383
Gross Losses	0	0	(13)
Net Securities Gains	$16	$326	$370

The proceeds from sales and calls of available-for sale investment securities were $6,119,000, $5,637,000, and $9,350,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Federal Home Loan Bank and Federal Reserve Bank stock of $2,949,000 at December 31, 2007 and $2,933,000 in 2006 is carried at cost as fair values are not readily determinable. Both investments are required for membership and are classified as other investments on the statement of condition. At December 31, 2007, investment securities with an amortized cost of $189,513,000 and an estimated fair value of $188,121,000 were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

71-K

Index

Note 3. Loans

	December 31,
dollars in thousands	2007	2006
Residential Real Estate	$127,113	$117,815
Commercial Real Estate	161,071	152,128
Commercial	83,622	74,033
Consumer	72,064	61,856
	$443,870	$405,832
Less: Allowance for Loan Losses	(6,977)	(6,680)
Net Loans	$436,893	$399,152

At December 31, 2007, $53,251,000 in residential real estate loans were pledged as collateral for FHLBNY advances.

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

	December 31,
dollars in thousands	2007	2006
Balance at Beginning of Year	$14,892	$6,596
Loan Payments	(2,705)	(1,573)
Decreases Due to Director and Executive Officer Attrition	(446)	0
New Loans and Advances	5,083	9,869
Increases Due to the Addition of Executive Officers	76	0
Ending Balance	$16,900	$14,892

There was significant disruption and volatility in the financial and capital markets during the second half of 2007. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued). The disruption has been exacerbated by the continued decline of the real estate and housing market. While we continue to adhere to prudent underwriting standards, in the event that there was a sharp downturn in the housing market in our Central New York market areas, it could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have a negative impact on our earnings. An increase in loan delinquencies could adversely impact our loan loss experience, causing increases in our provision and allowance for loan losses in future periods.

72-K

Index

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:

	Year Ended December 31,
dollars in thousands	2007	2006	2005
Balance at Beginning of Year	$6,680	$6,640	$6,250
Provision for Loan Losses	900	1,560	1,580
Recoveries Credited	563	586	285
Loans Charged-Off	(1,166)	(2,106)	(1,475)
Ending Balance	$6,977	$6,680	$6,640

The following provides information on impaired loans for the periods presented:
	As of and For the Year
	Ended December 31,
dollars in thousands	2007	2006	2005
Impaired Loans	$5,701	$1,896	$3,478
Allowance for Impaired Loans	1,382	334	1,179
Average Recorded Investment in Impaired Loans	4,858	1,597	3,170

At December 31, 2007, $4,365,000 of the impaired loans had a specific reserve allocation of $1,382,000 compared to $1,669,000 of impaired loans at December 31, 2006 with a related reserve allocation of $334,000.

The Company did not record any interest income related to impaired loans for the years ended December 31, 2007, 2006 and 2005.

The following table sets forth information with regards to non-performing loans:

	As of December 31,
dollars in thousands	2007	2006	2005
Loans in Non-Accrual Status	$6,086	$2,347	$3,866
Loans Contractually Past Due 90 Days or More
and Still Accruing Interest	50	182	181
Troubled Debt Restructured Loans	0	0	871
Total Non-Performing Loans	$6,136	$2,529	$4,918

The Company did not record any interest income related to non-accrual loans for the years ended December 31, 2007, 2006, and 2005. Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $259,000, $71,000, and $49,000 would have been recorded for the years ended December 31, 2007, 2006, and 2005, respectively.

Had the troubled debt restructured loans performed in accordance with their original terms, the Company would have recorded interest income of $3,000 for the year ended December 31, 2005. Under the restructured terms, the Company recorded interest income of $4,000 for the year ended December 31, 2005.

73-K

Index

Note 5. Premises and Equipment
	December 31,
dollars in thousands	2007	2006
Land	$1,001	$598
Buildings	7,679	7,776
Furniture, Fixtures and Equipment	5,449	4,489
Construction in Progress	8	122
	$14,137	$12,985
Less: Accumulated Depreciation	(7,825)	(7,299)
	$6,312	$5,686

Depreciation expense was $771,000, $729,000, and $797,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets are presented in the following table:

	December 31,
dollars in thousands	2007	2006
Goodwill	$4,619	$4,518

Core Deposit Intangible	$777	$777
Other Intangible Assets	354	350
Total Intangible Assets	$1,131	$1,127
Accumulated Amortization	(737)	(607)
Intangible Assets, Net	$394	$520

In March 2007, the Company acquired Provantage Funding Corporation, a mortgage banking subsidiary, and recorded related goodwill of $101,000 and a customer list intangible asset of $4,000.

Amortization expense on intangible assets was $130,000 for 2007, $178,000 for 2006, and $171,000 for 2005. The core deposit intangible and other intangible assets are amortized over a weighted average period of approximately 5 and 15 years, respectively.

Estimated annual amortization expense of intangible assets, absent any impairment or change in estimated useful lives is summarized as follows for each of the next five years:

dollars in thousands
2008	$122
2009	122
2010	31
2011	23
2012	23

74-K

Index

Note 7. Time Deposits

Contractual maturities of time deposits were as follows:

	December 31, 2007
dollars in thousands	Amount	%
2008	$205,037	66.05
2009	89,209	28.74
2010	8,272	2.66
2011	2,222	0.72
2012	5,576	1.80
Thereafter	100	0.03
	$310,416	100.00%

75-K

Index

Note 8. Borrowings

The following is a summary of borrowings:

	December 31,
dollars in thousands	2007	2006
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	$14,189	$16,748
Treasury Tax and Loan Notes	1,597	1,711
Total Short-Term Borrowings	$15,786	$18,459

Long-Term Borrowings:
Advances from Federal Home Loan Bank of New York
Bearing Interest at 3.62%, Due February 2008, Callable February 2007	0	5,000
Bearing Interest at 2.35% to 2.43%, Due March 2007	0	5,500
Bearing Interest at 3.85%, Due March 2010, Callable March 2007	0	5,000
Bearing Interest at 3.05%, Due December 2012, Callable December 2007	0	8,000
Bearing Interest at 5.56%, Due July 2008	113	274
Bearing Interest at 4.31% Due November 2015, Callable November 2008	4,000	4,000
Bearing Interest at 5.03%, Due January 2009	384	696
Bearing Interest at 3.85%, Due January 2010	457	655
Bearing Interest at 3.12%, Due March 2011	1,762	2,256
Bearing Interest at 5.89% to 5.95%, Due July 2011	742	918
Bearing Interest at 5.30%, Due December 2011	946	1,148
Bearing Interest at 4.11%, Due January 2012	629	765
Bearing Interest at 4.42%, Due January 2015	760	848
Bearing Interest at 6.26%, Due July 2016	687	745
Bearing Interest at 5.77%, Due December 2016	1,408	1,523
Bearing Interest at 6.04%, Due January 2017	713	770
Bearing Interest at 6.46%, Due July 2021	404	422
Bearing Interest at 5.07%, Due January 2025	3,558	3,684
Bearing Interest at 4.97%, Due October 2014	2,475	0
Bearing Interest at 4.68%, Due March 2012, Callable March 2010	5,000	0
Bearing Interest at 4.34%, Due March 2012, Callable March 2008	5,000	0
Bearing Interest at 4.33%, Due April 2012, Callable January 2008	10,000	0
Bearing Interest at 4.45%, Due October 2012, Callable October 2010	2,500	0
Total Long-Term Borrowings	$41,538	$42,204

Borrowings from the Federal Home Loan Bank of New York ("FHLBNY") are collateralized by mortgage loans, mortgage-backed securities, or other government agency securities. At December 31, 2007, $12,500,000 of the long-term borrowings were collateralized by securities with an amortized cost and estimated fair value of $28,411,000 and $28,158,000, respectively. The remaining long-term borrowings totaling $29,038,000 are collateralized by the Company's mortgage loans. At December 31, 2007, the Bank had a line of credit of $76,234,400 with the FHLB. However, based on outstanding borrowings at FHLB, the total potential borrowing capacity on these lines is reduced to $14,294,000 at December 31, 2007.

At December 31, 2006, $23,500,000 of the long-term borrowings were collateralized by securities with an amortized cost and estimated fair value of $27,529,000 and $26,863,000, respectively. The remaining long-term borrowings totaling $18,704,000 are collateralized by the Company's mortgage loans. At December 31, 2006, the Bank had a line of credit of $75,906,000 with the FHLB. However, based on outstanding borrowings at FHLB, the total potential borrowing capacity on these lines is reduced to $24,128,000 at December 31, 2006.

76-K

Index

Note 8. Borrowings, Continued

Information related to short-term borrowings is as follows:
	As of and For the
	Year Ended December 31,
dollars in thousands	2007	2006	2005
Outstanding Balance at End of Period	$15,786	$18,459	$19,357
Average Interest Rate at End of Period	3.12%	3.26%	3.30%
Maximum Outstanding at any Month-End	24,036	25,778	39,447
Average Amount Outstanding during Period	19,426	19,980	22,747
Average Interest Rate during Period	3.13%	3.36%	2.78%

Average amounts outstanding and average interest rates are computed using weighted daily averages.

Securities sold under agreements to repurchase included in short-term borrowings represent the purchase of interests in government securities by the Bank’s customers or other third parties, which are repurchased by the Bank on the following business day or at stated maturity. The underlying securities are held in a third party custodian account and are under the Company’s control. The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $31,487,000 and $31,175,000, respectively, at December 31, 2007. The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $32,926,000 and $32,196,000, respectively, at December 31, 2006. These amounts are included in the total of investment securities pledged disclosed in Note 2.

77-K

Index

Note 9. Income Taxes

Income tax expense attributable to income before taxes is comprised of the following:

	Year Ended December 31,
dollars in thousands	2007	2006	2005
Current:
Federal	$1,673	$2,064	$2,541
State	240	272	312
Total Current	1,913	2,336	2,853
Deferred:
Federal	169	(116)	(75)
State	46	(14)	(63)
Total Deferred	215	(130)	(138)
Total Income Tax Expense	$2,128	$2,206	$2,715

The components of deferred income taxes, which are included in the consolidated statements of condition, are:

	Year Ended December 31,
dollars in thousands	2007	2006
Assets:
Allowance for Loan Losses	$2,666	$2,601
Deferred Compensation	1,303	1,356
Net Unrealized Loss on Securities
Available-for-Sale	565	1,548
Pension Assets - SFAS No. 158	(388)	524
Other	325	230
	4,471	6,259
Liabilities:
Securities Discount Accretion	351	315
Defined Benefit Pension Plan	1,493	1,442
Equity Investment	420	283
Goodwill Amortization	423	329
Other	246	307
	2,933	2,676
Net Deferred Tax Assets at End of Year	1,538	3,583
Net Deferred Tax Assets at Beginning of Year	$3,583	$2,918
Decrease (Increase) in Net Deferred Tax Asset	$2,045	$(665)
Prior Year Decrease in Net Adjustment to
Accumulated Other Comprehensive Income	$(2,072)	$(1,537)
Current Year Decrease in Net Adjustment to
Accumulated Other Comprehensive Income	$177	$2,072
Purchase Accounting Adjustments, Net	$65	$0
Deferred Tax Expense (Benefit)	$215	$(130)

78-K

Index

Note 9. Income Taxes, Continued

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
dollars in thousands	2007	2006	2005
Statutory Federal Income Tax Rate	34.0%	34.0%	34.0%
Variances from Statutory Rate:
State Income Tax, Net of Federal Tax Benefit	1.9	1.8	1.6
Tax Exempt Income	(14.8)	(13.2)	(12.1)
Other	0.5	1.0	2.5
Effective Tax Rate	21.6%	23.6%	26.0%

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). There was no cumulative effect related to adopting FIN 48. The balance of the Company's unrecognized tax benefit was $0 and $52 at December 31, 2007 and December 31, 2006, respectively.

The Company is currently open to audit by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company’s New York State income tax return is open to audit for the years ending December 31, 2005 and 2006.

The Company recognized interest accrued related to the unrecognized tax benefits in tax expense. There are no accrued interest and penalties as of December 31, 2007.

Note. 10. Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service.  Although the plan was frozen, the Company maintains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements.  An annual minimum contribution was not required in 2007 because the plan is more than 100% funded.  Plan assets consist primarily of marketable fixed income securities and common stocks.  Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

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

79-K

Index

Note. 10. Employee Benefit Plans, Continued

The following table sets forth the components of pension expense (benefit) as well as changes in the plan’s projected benefit obligation and plan assets and the plan’s funded status and amounts recognized in the consolidated statements of condition based on a December 31 measurement date.

dollars in thousands	2007	2006
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$15,710	$18,268
Service Cost	135	413
Interest Cost	901	913
Actuarial Gain	(1,010)	(128)
Benefits Paid	(822)	(779)
Curtailment Loss	0	(2,977)
Projected Benefit Obligation at End of Year	$14,914	$15,710

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$18,068	$17,028
Actual Gain on Plan Assets	2,540	1,819
Employer Contribution	0	0
Benefits Paid	(822)	(779)
Fair Value of Plan Assets at End of Year	$19,786	$18,068

Funded Status at End of Year	$4,872	$2,358

Amounts recognized in accumulated other comprehensive income, pretax, consist of the following at December 31,:

dollars in thousands	2007	2006
Net Gain (Loss)	$1,012	$(1,214)
Prior Service Cost	$0	$(130)
	$1,012	$(1,344)

The funded status of the plan, which totaled $4,872,000 and $2,358,000 at December 31, 2007 and 2006, respectively, were recognized as other assets in the consolidated statements of condition.

The following table presents a comparison of the accumulated benefit obligation and plan assets:

dollars in thousands	2007	2006
Projected Benefit Obligation	$14,914	$15,710
Accumulated Benefit Obligation	14,914	15,710
Fair Value of Plan Assets	19,786	18,068

80-K

Index

Note. 10. Employee Benefit Plans, Continued

Components of Net Periodic Benefit Cost are:

dollars in thousands	2007	2006	2005
Service Cost	$135	$413	$682
Interest Cost	901	913	924
Expected Return on Plan Assets	(1,325)	(1,375)	(1,247)
Net Amortization	130	122	215
Curtailment Expense	0	190	0
	$(159)	$263	$574

Amounts recognized in other comprehensive income, pretax, during 2007 consist of the following:

dollars in thousands
Net Gain on Pension Asset	$(2,226)
Pension amortization	(130)
$(2,356)

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of September 30:

	2007	2006	2005
Discount Rate	6.25%	5.80%	5.50%
Expected Return on Plan Assets	7.50%	7.50%	8.00%
Rate of Compensation Increase	N/A %	N/A %	3.00%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the years ended December 31:

	2007	2006	2005
Discount Rate	5.80%	5.50%	5.88%
Expected Return on Plan Assets	7.50%	8.00%	8.00%
Rate of Compensation Increase	N/A %	3.00%	3.00%

The plan's weighted average asset allocations at September 30, 2007 and 2006, by asset category, are as follows:

	Plan Assets at
	September 30,
	2007	2006
Equity Securities	58.0%	59.8%
Debt Securities	40.0%	39.9%
Other	2.0%	0.3%
	100.0%	100.0%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next five years:

dollars in thousands
2008	$777
2009	827
2010	827
2011	860
2012	914
2013-2018	5,588

81-K

Index

Note. 10. Employee Benefit Plans, Continued

Investment Strategy
The plan assets are invested in the New York State Bankers Retirement System (the "System"), which was established in 1938 to provide for the payment of benefits to employees of participating banks.  The System is overseen by a Board of Trustees who meet quarterly and set the investment policy guidelines.  The System utilizes two investment management firms, (which will be referred to as Firm I and Firm II).  Firm I is investing approximately 70% of the total portfolio and Firm II is investing approximately 30% of the portfolio.  The System's investment objective is to exceed the investment benchmarks in each asset category.  Each firm operates under a separate written investment policy approved by the Board of Trustees and designed to achieve an allocation approximating 60% invested in Equity Securities and 40% invested in Debt Securities.  Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.

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

Expected Long-Term Rate-of-Return
The expected long-term rate-of-return on the plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year.  In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment.  Average rates of return over the past 1, 3, 5, and 10 year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

Supplemental Retirement Income Agreement
In addition to the Company’s noncontributory defined benefit pension plan, there are two supplemental employee retirement plans for two former executives.  The amount of the liabilities recognized in the Company’s consolidated statements of condition associated with these plans was $1,013,000 at December 31, 2007 and $905,000 at December 31, 2006.  For the years ended December 31, 2007, 2006, and 2005, the Company recognized $206,000, $63,000 and $194,000, respectively, of expense related to those plans.  The discount rate used in determining the actuarial present values of the projected benefit obligations was 5.71% at December 31, 2007.

82-K

Index

Note 11. Commitments and Contingencies

Financial instruments whose contract amounts represent credit risk consist of the following:

	December 31,
dollars in thousands	2007	2006
Commitments to Extend Credit	$90,555	$81,536
Commercial and Stand-by Letters of Credit	6,988	6,974

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

Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Stand-by letters of credit outstandings were $4,380,000 and $6,974,000 as of December 31, 2007 and December 31, 2006, respectively.

The estimated fair value of the Company’s stand-by letters of credit was $16 thousand and $18 thousand at December 31, 2007 and December 31, 2006, respectively. The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company. Generally, the Company’s stand-by letters of credit have a term of one year. In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit for commitments to extend credit and letters of credit is based upon management's credit evaluation of the counter party. Collateral held varies but includes residential and commercial real estate.

Future payments under operating lease obligations as of December 31, 2007 are as follows:

dollars in thousands	Amount
2008	$235
2009	226
2010	223
2011	214
2012	183
Thereafter	1,116

In the ordinary course of business, there are various legal proceedings pending against the Company. After consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial position.

83-K

Index

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

Securities
Fair values for investments were based on quoted market prices, where available, as provided by third-party vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association's standard calculations for cash flow and price/yield analysis, or live benchmark bond pricing, or terms/condition data available from major pricing sources.  The fair value of other investments is estimated at their carrying value.

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

84-K

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,		December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
dollars in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$18,942	$18,942	$25,859	$25,856
Securities	295,688	295,229	297,542	296,494
Loans Held for Sale	456	456	0	0
Loans	443,870	448,387	405,832	405,708
Allowance for Loan Losses	(6,977)	(6,977)	(6,680)	(6,680)
Net Loans	436,893	441,410	399,152	399,028
Accrued Interest Receivable	3,621	3,621	3,674	3,674
Financial Liabilities:
Demand	$71,145	$71,145	$71,914	$71,914
Savings, NOW and Money
Market Deposit Accounts	254,196	254,196	243,249	243,249
Certificates of Deposit	310,416	313,328	289,411	288,916
Other Deposits	21,737	21,737	24,470	24,469
Borrowings	57,324	57,702	60,663	58,892
Accrued Interest Payable	1,195	1,195	968	968

85-K

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

			For Capital
	Actual:		Adequacy Purposes:		Well Capitalized:
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital to Risk-Weighted Assets:
The Company	$71,320	13.29%	$42,937	8.00%	N/A	N/A
Subsidiary Bank	$68,837	12.84%	$42,874	8.00%	$53,593	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$64,607	12.04%	$21,469	4.00%	N/A	N/A
Subsidiary Bank	$62,134	11.59%	$21,437	4.00%	$32,156	6.00%
Tier 1 Capital to Average Assets:
The Company	$64,607	8.15%	$31,714	4.00%	N/A	N/A
Subsidiary Bank	$62,134	7.85%	$31,676	4.00%	$39,595	5.00%

As of December 31, 2006
Total Capital to Risk-Weighted Assets:
The Company	$67,826	13.50%	$40,186	8.00%	N/A	N/A
Subsidiary Bank	$66,309	13.20%	$40,179	8.00%	$50,223	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$61,542	12.25%	$20,093	4.00%	N/A	N/A
Subsidiary Bank	$60,026	11.95%	$20,089	4.00%	$30,134	6.00%
Tier 1 Capital to Average Assets:
The Company	$61,542	8.11%	$30,367	4.00%	N/A	N/A
Subsidiary Bank	$60,026	7.92%	$30,330	4.00%	$37,913	5.00%

Banking regulations limit the amount of dividends that may be paid to shareholders. Generally, dividends are limited to retained net profits for the current year and two preceding years. At December 31, 2007, dividends totaling $4,745,000 could have been paid without prior regulatory approval.

86-K

Index

Note 14. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Year Ended December 31,
dollars in thousands	2007	2006	2005
Unrealized Holding Gains (Losses) Arising During the Period Net of Tax
(Pre-tax Amount of $2,530,000, $297,000, and ($4,226,000))	$1,542	$181	$(2,579)
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($16,000),
($326,0000), and ($370,000))	(9)	(199)	(226)
Amortization of Pension Liability (Pre-tax Amount of $2,356,000, $0, and $0)	1,442	0	0
Other Comprehensive Loss, Net of Tax of $1,895,000, ($11,000)
and ($1,791,000)	$2,975	$(18)	$(2,805)

Components of accumulated other comprehensive loss are:

	As of December 31,
dollars in thousands	2007	2006
Unrealized Loss on Securities	$(895)	$(2,427)
Unrecognized Pension Gain (Loss)	623	(820)
Accumulated Other Comprehensive Loss	$(272)	$(3,247)

87-K

Index

Note 15. Parent Company Only Financial Statements

Presented below are the condensed statements of condition December 31, 2007, and 2006 and statements of income and cash flows for each of the years in the three-year period ended December 31, 2007, for the Parent Company. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Statements of Condition
	December 31,
dollars in thousands	2007	2006
Assets
Cash and Cash Equivalents	$923	$588
Securities Available for Sale, at Estimated Fair Value	737	916
Investment in Subsidiary, Equity Basis	67,659	61,759
Other Assets	1,435	1,632
Total Assets	$70,754	$64,895

Liabilities and Shareholders’ Equity
Total Liabilities	$1,355	$1,563
Shareholders’ Equity	69,399	63,332
Total Liabilities and Shareholders’ Equity	$70,754	$64,895

Condensed Statements of Income
	December 31,
dollars in thousands	2007	2006	2005
Dividends from Subsidiary	$6,356	$9,756	$5,305
Interest and Other Dividend Income	47	75	89
Net Gain on Sale of Securities	0	165	0
	6,403	9,996	5,394

Operating Expense	725	682	606

Income Before Income Tax Benefit and Equity
in Undistributed Income of Subsidiary	5,678	9,314	4,788

Income Tax Benefit	(257)	(171)	(190)
Equity in Undistributed Income of Subsidiaries	1,772	(2,333)	2,766
Net Income	$7,707	$7,152	$7,744

88-K

Index

Note 15. Parent Company Only Financial Statements, Continued

Condensed Statements of Cash Flows
	Year Ended December 31,
dollars in thousands	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$7,707	$7,152	$7,744
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Investment Security Gains	0	(165)	0
Decrease (Increase) in Other Assets	2	(3)	16
Increase (Decrease) in Other Liabilities	55	(47)	(32)
Equity in Undistributed Income of Subsidiaries	(1,772)	2,333	(2,766)
Net Cash Provided by Operating Activities	5,992	9,270	4,962
Cash Flows from Investing Activities:
Proceeds from Sales of Available-for-Sale Securities	60	472	0
Purchase of Available-for-Sale Securities	(57)	(50)	(625)
Payments for Investments in and Advances to Subsidiaries	(1,045)	0	0
Net Cash Provided by (Used by) Investing Activities	(1,042)	422	(625)
Cash Flows from Financing Activities:
Purchase of Treasury Stock	(605)	(6,569)	(581)
Cash Dividends	(4,010)	(4,128)	(4,246)
Net Cash Used in Financing Activities	(4,615)	(10,697)	(4,827)
Net Increase (Decrease) in Cash Equivalents	335	(1,005)	(490)
Cash and Cash Equivalents at Beginning of Year	588	1,593	2,083
Cash and Cash Equivalents at End of Year	$923	$588	$1,593

A statement of changes in shareholders' equity has not been presented since it is the same as the consolidated statement of changes in shareholders' equity previously presented.

Note 16. Federal Reserve Bank Requirement

The Company is required to maintain a clearing balance with the Federal Reserve Bank. The required clearing balance for the 14-day maintenance period ending January 2, 2008 was $1,300,000.

89-K

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has reasonable assurance that our internal control over financial reporting was effective as of December 31, 2007.  The independent registered public accounting firm of KMPG LLP, as auditors of the Company’s Consolidated Financial Statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

90-K

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Wilber Corporation:

We have audited The Wilber Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Wilber Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of The Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

Albany, New York
March 10, 2008

91-K

Index

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors of the Registrant

Information contained under the captions Proposal II, "Election of Directors;" "The Nominees and Continuing Directors" and under "Corporate Governance;” “Board of Directors;” “Executive Committee;” “Audit and Compliance Committee;” “Compensation and Benefits Committee;” and “Corporate Governance and Nominating Committee;” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Executive Officers of the Registrant Who Are Not Directors

Information contained in Proposal II under the caption, "Executive Officers Who Are Not Directors," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

C.  Compliance with Section 16(a) of The Exchange Act

Information contained under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

D. Code of Ethics

The Company has adopted a Code of Ethics for adherence by its members of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other officers of the Company and its affiliates to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports; and compliance with applicable laws, rules, and regulations. The text of the Company’s Code of Ethics, as amended, is posted and available on the Bank’s website (http://www.wilberbank.com) under 'About Us.'

E. Corporate Governance

There have been no material changes to the procedures by which shareholders of the Company may recommend director nominees to the Company’s Board.

Information contained under the captions “Corporate Governance – Audit and Compliance Committee”, “Audit Committee Report” and “Audit Committee Financial Expert” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

Information contained under the captions, “Compensation Committee Report” and "Compensation," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption, "Principal Owners of Our Common Stock," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

92-K

Index

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A. Related Transactions

Information contained under the caption, "Transactions with Directors and Executive Officers," in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B.  Director Independence

Information contained under the captions “Corporate Governance – Audit and Compliance Committee”; “Compensation and Benefits Committee”, “Corporate Governance and Nominating Committee;” “Compensation Committee Report” and “Director Independence;” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption, "Independent Auditors' Fees – Audit and Non-Audit Fees," and “Independent Auditors' Fees – Pre-Approval Policies and Procedures” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in PART II, Item 8, hereof:

-Independent Auditors’ Report
-Consolidated Balance Sheets at December 31, 2007 and 2006
-Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
-Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
-Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
-Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
-Notes to Consolidated Financial Statements

     (2) None.

     (3) Exhibits:  See Exhibit Index to this Form 10-K

(b) See Exhibit Index to this Form 10-K

(c) None.

93-K

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

Date:	March 12, 2008	By:	/s/ Douglas C. Gulotty
Douglas C. Gulotty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas C. Gulotty	President and Chief Executive Officer	March 12, 2008
Douglas C. Gulotty

/s/ Joseph E. Sutaris	Executive Vice President, Chief Financial	March 12, 2008
Joseph E. Sutaris	Officer, Treasurer & Secretary

/s/ Brian R. Wright	Director, Chairman	March 12, 2008
Brian R. Wright

/s/ Alfred S. Whittet	Director, Vice Chairman	March 12, 2008
Alfred S. Whittet

/s/ Mary C. Albrecht	Director	March 12, 2008
Mary C. Albrecht

/s/ Olon T. Archer	Director	March 12, 2008
Olon T. Archer

/s/ Thomas J. Davis	Director	March 12, 2008
Thomas J. Davis

/s/ Joseph P. Mirabito	Director	March 12, 2008
Joseph P. Mirabito

/s/ James L. Seward	Director	March 12, 2008
James L. Seward

/s/ Geoffrey A. Smith	Director	March 12, 2008
Geoffrey A. Smith

/s/ David F. Wilber, III	Director	March 12, 2008
David F. Wilber, III

94-K

Index

EXHIBIT INDEX

No.	Document

3.1
Restated Certificate of Incorporation of The Wilber Corporation (incorporated by reference as Exhibit A of the Company’s Definitive Proxy Statement - Schedule 14A (File No. 001-31896) filed with the SEC on March 24, 2005)

3.2	Bylaws of The Wilber Corporation as Amended and Restated (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the SEC on January 28, 2008)

10.1
Deferred Compensation Agreement as Amended between Wilber National Bank and Alfred S. Whittet (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the SEC on January 6, 2006)

10.2
Amended and Restated Wilber National Bank Split-Dollar Policy Endorsement as of December 31, 2007 for Douglas C. Gulotty (replaces Exhibits 10.2 and 10.3 of the Company’s Form 10/A Registration Statement (No. 001-31896) filed with the SEC on January 30, 2004)

10.8
Retention Bonus Agreement as Amended between Wilber National Bank and Douglas C. Gulotty (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the SEC on January 6, 2006)

10.9
Retention Bonus Agreement as Amended between Wilber National Bank and Joseph E. Sutaris (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the SEC on January 6, 2006)

10.11
Employment Agreement between Wilber National Bank and Douglas C. Gulotty (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the SEC on January 6, 2006)

10.12
Employment Agreement between Wilber National Bank and Joseph E. Sutaris (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K Current Report (File No. 001-31896) filed with the SEC on January 6, 2006)

10.13	Deferred Compensation Agreement between Wilber National Bank and Alfred S. Whittet

13	Annual Report to Shareholders (included in this annual report on Form 10-K)

14
Code of Ethics, as amended, incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K, and available on the Company's website (http://www.wilberbank.com) under the link 'About Us.'

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

95-K