Form 10-Q
period 2008-03-31
Wilber CORP
filed 2008-05-09
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

no changes
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 7, 2008, there were issued and outstanding 10,503,704 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at March 31, 2008 and December 31, 2007
	D.	Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007
	E.	Liquidity
	F.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

ITEM 4T:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, tax rates and regulations of federal, state, and local tax authorities; changes in consumer preferences; changes in interest rates, deposit flows, cost of funds, demand for loan products, or demand for financial services; competition; changes in the quality or composition of the Wilber Corporation’s (“the Company’s”) loan and investment portfolios; changes in accounting principles, policies, or guidelines; and other economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and fees.

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

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,
in thousands except share and per share data	2008	2007
Assets
Cash and Due from Banks	$22,737	$11,897
Time Deposits with Other Banks	10,000	0
Federal Funds Sold	36,296	7,045
Total Cash and Cash Equivalents	69,033	18,942
Securities
Trading, at Fair Value	1,441	1,430
Available-for-Sale, at Fair Value	239,574	237,274
Held-to-Maturity, Fair Value of $50,636 at March 31, 2008, and $51,743 at December 31, 2007	50,507	52,202
Other Investments	4,932	4,782
Loans Held for Sale	314	456
Loans	454,441	445,105
Allowance for Loan Losses	(6,965)	(6,977)
Loans, Net	447,476	438,128
Premises and Equipment, Net	6,643	6,312
Bank Owned Life Insurance	15,936	15,785
Goodwill	4,619	4,619
Intangible Assets, Net	364	394
Pension Asset	5,068	4,872
Other Assets	7,726	8,484
Total Assets	$853,633	$793,680

Liabilities and Shareholders’ Equity
Deposits:
Demand	$70,018	$71,145
Savings, NOW and Money Market Deposit Accounts	285,028	254,196
Certificates of Deposit (Over $100M)	137,294	111,949
Certificates of Deposit (Under $100M)	199,297	198,467
Other Deposits	21,834	21,737
Total Deposits	713,471	657,494
Short-Term Borrowings	15,505	15,786
Long-Term Borrowings	44,870	41,538
Other Liabilities	8,723	9,463
Total Liabilities	782,569	724,281

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,and 13,961,664 Shares Issued at March 31, 2008and December 31, 2007	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	93,481	93,618
Accumulated Other Comprehensive Income (Loss)	1,530	(272)
Treasury Stock at Cost, 3,457,960 Shares at March 31, 2008 and December 31, 2007	(28,311)	(28,311)
Total Shareholders’ Equity	71,064	69,399
Total Liabilities and Shareholders’ Equity	$853,633	$793,680

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
in thousands except share and per share data	2008	2007
Interest and Dividend Income
Interest and Fees on Loans	$7,914	$7,689
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,501	2,441
State and Municipal Obligations	608	647
Other	101	101
Interest on Federal Funds Sold and Time Deposits	276	236
Total Interest and Dividend Income	11,400	11,114

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	1,094	1,216
Certificates of Deposit (Over $100M)	1,255	1,138
Certificates of Deposit (Under $100M)	2,036	1,875
Other Deposits	271	250
Interest on Short-Term Borrowings	89	180
Interest on Long-Term Borrowings	510	391
Total Interest Expense	5,255	5,050
Net Interest Income	6,145	6,064
Provision for Loan Losses	225	260
Net Interest Income After Provision for Loan Losses	5,920	5,804

Non Interest Income
Trust Fees	395	380
Service Charges on Deposit Accounts	461	418
Commission Income	93	146
Investment Security Gains, Net	183	47
Net Gain on Sale of Loans	46	32
Increase in Cash Surrender Value of Bank Owned Life Insurance	151	149
Other Service Fees	56	81
Gain on Disposal of Fixed Assets and Other Real Estate	9	359
Other Income	145	157
Total Non Interest Income	1,539	1,769

Non Interest Expense
Salaries	2,710	2,348
Employee Benefits	650	611
Occupancy Expense of Bank Premises	505	465
Furniture and Equipment Expense	241	210
Computer Service Fees	213	191
Advertising and Marketing	192	111
Professional Fees	251	268
Other Miscellaneous Expenses	870	772
Total Non Interest Expense	5,632	4,976
Income Before Taxes	1,827	2,597
Income Taxes	(389)	(648)
Net Income	$1,438	$1,949

Weighted Average Shares Outstanding	10,503,704	10,569,182
Basic Earnings Per Share	$0.14	$0.18

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332
Comprehensive Income:
Net Income	-	-	1,949	-	-	1,949
Change in Net Unrealized Loss on Securities, Net of Taxes	-	-	-	502	-	502
Change in Pension Asset, Net of Tax				19		19
Total Comprehensive Income						2,470
Cash Dividends ($.095 per share)	-	-	(1,004)	-	-	(1,004)
Balance March 31, 2007	$140	$4,224	$90,866	$(2,726)	$(27,706)	$64,798

Balance December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399
Comprehensive Income:
Net Income	-	-	1,438	-	-	1,438
Change in Net Unrealized Gain (Loss)on Securities, Net of Taxes	-	-	-	1,802	-	1,802
Effect of Change in Measurement Date of Defined Benefit Pension Plan	-	-	98	-	-	98
Adoption of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements”	-	-	(676)	-	-	(676)
Total Comprehensive Income						2,662
Cash Dividends ($.095 per share)	-	-	(997)	-	-	(997)
Balance March 31, 2008	$140	$4,224	$93,481	$1,530	$(28,311)	$71,064

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
dollars in thousands	2008	2007
Cash Flows from Operating Activities:
Net Income	$1,438	$1,949
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Provision for Loan Losses	225	260
Depreciation and Amortization	344	263
Net Amortization of Premiums and Accretion of Discounts on Investments	112	128
Gain on Disposal of Fixed Assets	(1)	(352)
Available-for-Sale Investment Security Gains, net	(260)	0
Other Real Estate Gains	(8)	(7)
Increase in Cash Surrender Value of Bank Owned Life Insurance	(151)	(149)
Net (Increase) Decrease in Trading Securities	(88)	132
Net Losses (Gains) on Trading Securities	77	(47)
Net Gain on Sale of Mortgage Loans	(46)	(32)
Originations of Mortgage Loans Held for Sale	(2,047)	(239)
Proceeds from Sale of Mortgage Loans Held for Sale	2,235	271
(Increase) Decrease in Other Assets	(792)	773
Decrease in Other Liabilities	(1,208)	(2,174)
Net Cash (Used by) Provided by Operating Activities	(170)	776

Cash Flows from Investing Activities:
Net Cash Paid for Provantage Funding Corporation	0	(155)
Proceeds from Maturities of Held-to-Maturity Investment Securities	1,670	4,064
Proceeds from Maturities of Available-for-Sale Investment Securities	14,038	10,907
Proceeds from Sales of Available-for-Sale Investment Securities	10,482	0
Purchases of Available-for-Sale Investment Securities	(23,709)	(7,715)
Net (Increase) Decrease in Other Investments	(150)	149
Net Increase in Loans	(9,615)	(7,925)
Purchase of Premises and Equipment, Net of Disposals	(532)	(387)
Proceeds from Sale of Other Real Estate	46	27
Net Cash Used by Investing Activities	(7,770)	(1,035)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	29,802	5,681
Net Increase in Certificates of Deposit	26,175	2,321
Net (Decrease) Increase in Short-Term Borrowings	(281)	532
Increase in Long-Term Borrowings	4,000	10,000
Repayment of Long-Term Borrowings	(668)	(16,026)
Cash Dividends Paid	(997)	(1,004)
Net Cash Provided by Financing Activities	58,031	1,504
Net Increase in Cash and Cash Equivalents	50,091	1,245
Cash and Cash Equivalents at Beginning of Period	18,942	25,859
Cash and Cash Equivalents at End of Period	$69,033	$27,104

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$5,044	$5,002
Income Taxes	$2,010	$2,195
Non Cash Investing Activities:
Change in Unrealized Loss on Securities	$2,938	$822
Fair Value of Assets Acquired	$0	$599
Fair Value of Liabilities Assumed	$0	$444

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

The data in the consolidated balance sheet for December 31, 2007 was derived from the Company's 2007 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2007 and 2006, and the consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of March 31, 2008, and the statements of income, the statements of changes in shareholders' equity and comprehensive income, and statements of cash flows for the three months ended March 31, 2008 and 2007 should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto.

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

The estimated fair value of the Company’s stand-by letters of credit was $18,000 and $16,000 at March 31, 2008 and December 31, 2007, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Index

Note 4.	Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company maintains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. An annual minimum contribution is not required in 2008.  Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic Benefit, based on a measurement date as of the prior December 31, are:

	Three Months Ended
	March 31,
dollars in thousands	2008	2007
Service Cost	$39	$34
Interest Cost	227	225
Expected Return on Plan Assets	(364)	(331)
Net Amortization	0	32
	$(98)	$(40)

The Company recorded $98,000 as an increase to retained earnings resulting from the change of the pension measurement date from September 30 to December 31 as required by Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158").

Note 5.	Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended
	March 31,
dollars in thousands	2008	2007

Unrealized Holding Gains Arising During the Period, Net of Tax (Pre-tax Amount of $3,198 and $822)	$1,961	$502
Reclassification Adjustment for Gains Realized in Net Income During the Period, Net of Tax (Pre-tax Amount of ($260) and $0)	(159)	0
Change in Pension Asset (Pre-tax Amount of $0 and $32)	0	19
Other Comprehensive Income	$1,802	$521

Index

Note 6.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), effective January 1, 2008.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under SFAS No. 157, fair value measurements are not adjusted for transaction costs.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities, and most money market securities.  Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy.  As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds; less liquid mortgage products; less liquid agency securities; less liquid listed equities; state, municipal, and provincial obligations; and certain physical commodities.  Such instruments are generally classified within level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management's best estimate will be used.  Management's best estimate consists of both internal and external support on certain level 3 investments.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.  Currently, the Company has no assets or liabilities classified as level 3.

Index

Note. 6.	Fair Value Measurements, Continued

The following are the major categories of assets measured at fair value on a recurring basis during the three months ended March 31, 2008, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	March 31,
dollars in thousands	Assets	Inputs	Inputs	2008
Trading Securities	$1,441	$0	$0	$1,441
Available-for-Sale Securities	0	239,574	0	239,574
Total	$1,441	$239,574	$0	$241,015

Fair values for investments were based on quoted market prices, where available, as provided by third-party vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs the Bond Market Association's standard calculations for cash flow and price/yield analysis, or live benchmark bond pricing, or terms/condition data available from major pricing sources.  SFAS No. 157 requires disclosure of assets and liabilities measured at fair value on a non-recurring basis.  As of March 31, 2008, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

Simultaneously with the adoption of SFAS No. 157, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), effective January 1, 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities, and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  As of March 31, 2008, the Company has not elected the fair value option for any eligible items.

In accordance with Financial Accounting Standards Board Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," we have delayed the application of SFAS No. 157 for non-financial assets (such as goodwill and real property held for sale) and non-financial liabilities until January 1, 2009.

Index

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at March 31, 2008 as compared to December 31, 2007; and (ii) a comparison of our results of operations for the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges on deposit accounts, trust and investment service fees, insurance commission income, the net gain on sale of loans, the increase in the cash surrender value of bank owned life insurance, the gain on disposal of fixed assets and other real estate, other service fees, and other income.  Our non-interest expenses consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, other miscellaneous expenses, and taxes.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates and regional credit conditions), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s March 31, 2008 evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While we have concluded that the March 31, 2008 evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would have also required additional provisions for loan losses.

Adoption of New Accounting Pronouncements.  On January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires that the postretirement aspects of an endorsement-type split dollar life insurance arrangement be recognized as a liability by the employer, and that the obligation is not effectively settled by the purchase of life insurance.  We have 15 split-dollar life insurance arrangements with current and former executives of the Bank that are subject to EITF 06-4.  Upon adoption, we recorded a $676 thousand liability and an equal and offsetting reduction to our beginning retained earnings.

In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements.  The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs, and (3) significant unobservable inputs.  SFAS No. 157 did not have an impact on our financial condition or results of operations upon adoption, nor did we have any assets or liabilities recorded on our March 31, 2008 unaudited consolidated statement of condition whose value was determined utilizing significant unobservable inputs (see Note 6, Fair Value Measurements, in Part I, Item 1 of this Form 10-Q for additional information regarding SFAS No. 157).

Recent Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations, that an acquirer be identified for each business combination, and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the

Index

assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other issues, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

B. Financial Condition and Performance Overview

During the first quarter of 2008, our total assets increased $59.953 million or 7.6%, from $793.680 million at December 31, 2007 to $853.633 million at March 31, 2008.  We did not acquire or purchase any new companies or branches during the first quarter of 2008.  Total deposits increased $55.977 million or 8.5%.  During the first quarter of 2008, the outstanding balances in our certificates of deposit (over $100,000), NOW account, and money market deposit account portfolio increased substantially due principally to an increase in municipal customer deposits.  The increase in these deposit liability balances was principally invested in overnight federal funds sold and short-term time deposits with other banks.  In addition, total loans outstanding increased $9.336 million or 2.1% during the first quarter of 2008 due to our continued effort to expand our geographic markets for commercial real estate, commercial and industrial, and residential mortgage loans within New York State.

Between December 31, 2007 and March 31, 2008, the level of non-performing loans and net charge-offs increased, while the level of delinquent loans and potential problem loans decreased.  More specifically, non-performing loans increased from $6.136 million at December 31, 2007 to $7.252 million at March 31, 2008, a $1.116 million or 18.2% increase.  The increase in non-performing loans was principally due to the downgrade of two commercial loans and four residential mortgage loans to non-performing status during the first quarter of 2008.  The level of non-performing loans to total loans outstanding at March 31, 2008 was 1.60%.  This compares to 1.38% of total loans outstanding at December 31, 2007.

Potential problem loans and delinquent loans decreased $1.966 million and $1.373 million, respectively, during the first quarter of 2008.   Potential problem loans are loans that are currently performing, but where known credit problems of the related borrowers cause management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future.  Delinquent loans are loans that are currently performing, but where the borrower is 30 or more days late in making a scheduled payment.  Potential problem loans decreased from $6.325 million at December 31, 2007 to $4.359 million at March 31, 2008, while delinquent loans decreased from $3.917 million at December 31, 2007 to $2.544 million at March 31, 2008.

The allowance for loan losses decreased modestly during the first quarter of 2008.  At March 31, 2008 the allowance for loan losses was $6.965 million or 1.53% of loans outstanding.  This compares to $6.977 million or 1.57% of loans outstanding at December 31, 2007, a $12 thousand or 0.2% decrease between the periods.  We recorded $237 thousand of net charge-offs versus $225 thousand in the provision for loan losses during the first quarter of 2008, resulting in a $12 thousand decrease in the allowance for loan losses in the period.

Index

Net income and earnings per share were $1.438 million and $0.14, respectively, for the three-month period ended March 31, 2008.  This compares to net income and earnings per share of $1.949 million and $0.18, respectively, for the three-month period ended March 31, 2007.  The decrease in net income and earnings per share between comparable periods was attributable to two primary factors: a significant increase in total non-interest expense, and a decrease in total non-interest income.  During 2007, we adopted a strategic plan to accelerate the growth of the Company’s total assets.  In order to achieve this objective, we expanded into new geographic markets, including the Syracuse and Capital District markets of New York State, and hired additional sales and operations personnel to accommodate both current and anticipated growth.  Throughout 2007 and the first quarter of 2008, the costs related to this strategic path became increasingly evident in our non-interest expense.  During the first quarter of 2008, we recorded total non-interest expense of $5.632 million.  This compares to $4.976 million in the first quarter of 2007, a $656 thousand or 13.2% increase between periods.   In addition, total non-interest income decreased between the first quarter of 2007 and the first quarter of 2008, due principally to a $350 thousand decrease in the gain on the disposal of fixed assets and other real estate.  In the first quarter of 2007, we recognized a deferred gain on the sale of our Norwich Town branch office building (and other equipment) to the landowner and recorded a $352 thousand gain on the sale.  There were no similar transactions recorded in the first quarter of 2008.  In addition to these two factors, we operated in a difficult interest rate environment throughout 2007 and the first quarter of 2008.  Even though we increased our average earning assets $55.431 million or 7.7% between comparable quarters, we only recorded an $81 thousand increase in net interest income due to a decrease in net interest margin.  Net interest income increased from $6.064 million in the three-month period ended March 31, 2007 to $6.145 million in the three-month period ended March 31, 2008.

The following tables provide readers with supplementary information that is not directly obtainable from the interim unaudited financial statements provided in PART I, Item 1 of this quarterly report.  These tables are to be read in conjunction with our management discussion and analysis narrative regarding the financial condition, results of operations, liquidity, and capital resources contained within this report.

Index

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated.  No tax equivalent adjustments were made.  Average balances are daily averages.

	For the Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$27,002	$199	2.96%	$17,228	$224	5.27%
Interest bearing deposits	10,971	77	2.82%	1,253	12	3.88%
Securities (1)	289,435	3,210	4.46%	292,139	3,189	4.43%
Loans (2)	447,721	7,914	7.11%	409,078	7,689	7.62%
Total earning assets	775,129	11,400	5.92%	719,698	11,114	6.26%
Non-earning assets	43,379			38,722
Total assets	$818,508			$758,420

Liabilities:
Savings accounts	$68,571	$81	0.48%	$81,209	$127	0.63%
Money market accounts	115,923	748	2.60%	86,721	846	3.96%
NOW accounts	82,094	265	1.30%	80,280	243	1.23%
Time & other deposit accounts	342,453	3,562	4.18%	312,469	3,263	4.24%
Borrowings	61,853	599	3.89%	59,779	571	3.87%
Total interest bearing liabilities	670,894	5,255	3.15%	620,458	5,050	3.30%
Non-interest bearing deposits	69,980			70,407
Other non-interest bearing liabilities	7,911			4,684
Total liabilities	748,785			695,549
Shareholders' equity	69,723			62,871
Total liabilities and shareholders' equity	$818,508			$758,420

Net interest income		$6,145			$6,064
Net interest rate spread (3)			2.77%			2.96%
Net earning assets	$104,235			$99,240
Net interest margin (4)			3.19%			3.42%
Net interest margin (tax-equivalent)			3.44%			3.68%
Ratio of earning assets to interest bearing liabilities	115.54%			115.99%

(1) Securities include trading, available-for-sale, held-to-maturity, and other investments.  They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

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

Index

Table of Non-performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

Dollars in thousands	At March 31, 2008	At December 31, 2007
Loans in Non-Accrual Status:
Residential real estate (1)	$1,193	$895
Commercial real estate	5,094	4,341
Commercial (2)	827	843
Consumer	26	7
Total non-accruing loans	7,140	6,086

Loans Contractually Past Due 90 Days or More and Still Accruing Interest	112	50
Troubled Debt Restructured Loans	0	0
Total non-performing loans	7,252	6,136
Other Real Estate Owned	210	247
Total non-performing assets	$7,462	$6,383

Total non-performing assets as a percentage of total assets	0.87%	0.80%

Total non-performing loans as a percentage of total loans	1.60%	1.38%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$6,977	$6,680

Charge offs:
Residential real estate (1)	7	3
Commercial real estate	79	5
Commercial (2)	29	98
Consumer	186	219
Total charge offs	301	325

Recoveries:
Residential real estate (1)	1	5
Commercial real estate	0	0
Commercial (2)	16	12
Consumer	47	86
Total recoveries	64	103

Net charge-offs	237	222
Provision for loan losses	225	260
Balance at end of period	$6,965	$6,718

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.21%	0.22%

Allowance for loan losses to total loans	1.53%	1.62%

Allowance for loan losses to non-performing loans	96%	133%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at March 31, 2008, and December 31, 2007

Overview.  Total assets increased $59.953 million or 7.6% during the first quarter of 2008.  As of March 31, 2008, total assets were $853.633 million.  This compares to $793.680 million in total assets at December 31, 2007.  Total cash and cash equivalents increased substantially during the first quarter of 2008.  More specifically, cash and cash equivalents increased $50.091 million during the first quarter of 2008, from $18.942 million at December 31, 2007 to $69.033 million at March 31, 2008.  Throughout the first quarter of 2008, the outstanding balances in our interest-bearing, non-maturity deposit account liabilities and certificates of deposit (over $100,000) increased rapidly due principally to municipal deposit growth.  Although we anticipate deploying these monies in our investment securities and loan portfolios in future periods, the rapid increase in these deposit liabilities caused a sudden increase in our cash and cash equivalents during the quarter.

During the first quarter of 2008, we continued to focus our personnel, marketing, and operational resources on increasing the outstanding balances in our commercial, residential, and consumer loan portfolios.  As a result, total loans outstanding increased by $9.336 million or 2.1% during the first quarter of 2008, from $445.105 million at December 31, 2007 to $454.441 million at March 31, 2008.

In addition to the growth in our deposit liabilities, we also increased our long-term borrowings during the first quarter of 2008.  As we increased the outstanding balances in our fixed-rate residential mortgage loan portfolio during the first quarter of 2008, we secured long-term borrowings at the Federal Home Loan Bank of New York (“FHLBNY”) in an effort to “match fund” the interest rate risk posed by this portfolio of loans.  This strategy resulted in a $3.332 million or 8.0% net increase in our long-term borrowings.

Total shareholders’ equity increased from $69.399 million at December 31, 2007 to $71.064 million at March 31, 2008, a $1.665 million or 2.4% increase.  During the first quarter of 2008, the general level of interest rates, particularly short-term interest rates, decreased due to a slowing national economy.  This increased the fair value of our available-for-sale investment securities portfolio, resulting in a $1.802 million net increase in accumulated other comprehensive income / (loss) between December 31, 2007 and March 31, 2008.  Accumulated other comprehensive income at March 31, 2008 was $1.530 million.  This compares to an accumulated other comprehensive loss of $272 thousand at December 31, 2007.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of impaired loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.  Between December 31, 2007 and March 31, 2008, the level of non-performing loans increased, while potential problems loans and delinquent loans decreased.  Net charge-offs increased $15 thousand between the first quarter of 2007 and the first quarter of 2008.

Total non-performing loans, including non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $1.116 million during the quarter, from $6.136 million at December 31, 2007 to $7.252 million at March 31, 2008.  At March 31, 2008 the total non-performing loans as a percentage of total loans outstanding was 1.60%.  This compares to 1.38% at December 31, 2007.  During the first quarter of 2008, two commercial loans with outstanding balances totaling $841 thousand were moved to non-accrual status due to the deterioration in the financial performance of the borrowers’ businesses.  In addition, four residential mortgage loans totaling $282 thousand were moved to non-accrual status during the first quarter of 2008.

Potential problem loans are loans that are currently performing, but where information about possible credit problems exists.  The amount of potential problem loans may vary significantly from quarter to quarter due to our significant volume of commercial loans with balances in excess of $1.000 million.  During the first quarter of 2008, potential problem loans decreased $1.966 million, from $6.325 million at December 31, 2007 to $4.359 million at March 31, 2008.  Potential problem loans as a percent of total loans outstanding equaled 0.96% at March 31, 2008 versus 1.42% at December 31, 2007.  During the first quarter of 2008, three loans totaling $2.024 million in outstanding balances to one of our large commercial borrowers were upgraded on our internal loan grading system and removed from potential problem loan status.  This improvement was offset by the inclusion of additional loan balances totaling $899 thousand to potential problem loan status, as well as by the downgrading of two commercial loans with outstanding balances totaling $841 thousand from potential problem loan status to non-performing status.

Index

We recorded net loan charge-offs of $237 thousand during the three-month period ended March 31, 2008.  This compares to $222 thousand for the same period last year.  Annualized net loan charge-offs as a percent of total loans outstanding was 0.21% for the three-month period ended March 31, 2008, versus 0.22% for the same period last year.

At March 31, 2008, loans that were 30 or more days delinquent (excluding non-performing loans) totaled $2.544 million or 0.56% of loans outstanding.  By comparison, at December 31, 2007 we had $3.917 million or 0.88% of loans outstanding in this same category, a $1.373 million or 35.1% decrease.  We considered the level of delinquent loans at March 31, 2008 to be manageable and well within management’s targeted guideline of less than 2.0% of loans outstanding.

The allowance for loan losses at March 31, 2008 was $6.965 million or 1.53% of gross loans outstanding.  This compares to $6.977 million or 1.57% of gross loans outstanding at December 31, 2007.  During the first quarter of 2008, we recorded $225 thousand in the provision for loan losses versus net charge-offs of $237 thousand, resulting in a $12 thousand net decrease in the allowance for loan losses.  Both our management and Board of Directors deemed the allowance for loan losses adequate at March 31, 2008 and December 31, 2007.

The credit quality of our debt securities is strong.  At March 31, 2008, 99.5% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly to the Bank by local municipalities) were rated “A” or better by Moody’s credit rating services; 93.3% were rated AAA.  This compares to 99.5% and 95.5%, respectively, for the period ended December 31, 2007.  The following table summarizes the insured and uninsured status of the Bank’s municipal securities portfolio (excluding notes issued directly by the Bank to local municipalities) at March 31, 2008.  The values and percentages presented are based on the par value of the municipal securities portfolio at March 31, 2008.

Obligations of States and Political Subdivisions (Municipal Bonds) Credit Quality Table:

dollars in thousands
AAA (1)		AA		A		Not Rated
Uninsured / Un-enhanced	Insured / Enhanced	Uninsured / Un-enhanced	Insured / Enhanced	Un-enhanced	Enhanced	Un-enhanced	Total
$7,915	$28,185	$9,520	$2,660	$1,370	$3,355	$490	$53,495
14.8%	52.7%	17.8%	5.0%	2.5%	6.3%	0.9%

Total AAA	$36,100	Total AA	$12,180	Total A	$4,725
	67.5%		22.8%		8.8%

(1)	Moody's ratings

We purchase our municipal securities based on the underlying creditworthiness of the issuing municipality and have not relied on the insurance enhancement attached to the security.

D. Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007

Overview.  During the first quarter of 2008, our net income and earnings per share were $1.438 million and $0.14, respectively.  This compares to $1.949 million in net income and earnings per share of $0.18 during the first quarter of 2007.  The $511 thousand decrease in net income and the $0.04 decrease in earnings per share between comparable quarters was significantly impacted by a significant increase in non-interest expense.  Total non-interest expense for the three-month period ended March 31, 2008 was $5.632 million as compared to $4.976 million for the three-month period ended March 31, 2007, a $656 thousand or 13.2% increase between periods.  In the first quarter of 2008, we incurred significant non-interest expenses due to our market expansion activities.

Also negatively affecting first quarter 2008 earnings was a decrease in non-interest income.  More specifically, non-interest income decreased from $1.769 million in the first quarter of 2007 to $1.539 million in the first quarter of 2008, a $230 thousand or 13.0% decrease.  During the first quarter of 2007, we recorded a $359 thousand gain on the disposal of fixed assets and other real estate, as compared to only $9 thousand in the first quarter of 2008, a $350 thousand decrease between comparable quarters.

Index

The increase in non-interest expense and decrease in non-interest income was offset, in part, by an $81 thousand increase in net interest income, a $35 thousand decrease in the provision for loan losses, and a $259 thousand decrease in income taxes.  Although total assets and total earning assets both increased significantly between comparable quarters, a difficult interest rate environment curbed significant improvements in net interest income.

The provision for loan losses decreased $35 thousand between the first quarter of 2007 and the first quarter of 2008 due primarily to a decrease in the level of delinquent loans and potential problem loans, offset by increases in net charge-offs and non-performing loans.  We recorded $225 thousand in the provision for loan losses during the first quarter of 2008 as compared to $260 thousand in the first quarter of 2007.

Income taxes decreased from $648 thousand in the first quarter of 2007 to $389 thousand in the first quarter of 2008, a $259 thousand decrease.  The decrease in income taxes between comparable quarters was primarily due to a significant decrease in income before taxes.

The decrease in net income resulted in a decrease in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.71% in the first quarter of 2008, as compared to 1.04% in the first quarter of 2007.  Similarly, the return on average shareholders equity decreased from 12.57% in the first quarter of 2007 to 8.30% in the first quarter of 2008.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first quarter of 2008, net interest income comprised 80% of our net revenue (net interest income plus non-interest income).  This compares to 77% in the first quarter of 2007.  In the three-month period ended March 31, 2008, our net interest income was $6.145 million.  By comparison, for the three-month period ended March 31, 2007, our net interest income was $6.064 million.  The $81 thousand or 1.3% increase in net interest income between comparable periods was principally due to a significant increase in our earning asset balances.  During the first quarter of 2008, average earning assets totaled $775.129 million.  This compares to average earning assets of $719.698 million in the first quarter of 2007, a $55.431 million or 7.7% increase between comparable quarters.

During the first quarter of 2008, we continued to operate in a difficult interest rate environment.  Although the Treasury yield curve was not flat or inverted throughout the first quarter of 2008 (as in many of the quarters in the recent past), the recent decreases in short-term interest rates, including the federal funds and the prime lending rates, negatively affected our earning asset yields.  Due to a slowing national economy, the Federal Open Market Committee lowered the target federal funds interest rate by 300 basis points, from 5.25% to 2.25%, between September 2007 and March 2008.  These actions, coupled with decreasing interest rates on prime-based loans, caused the yield on our earning assets to decrease from 6.26% in the first quarter of 2007 to 5.92% in the first quarter of 2008, a 34 basis point decrease.  Although we lowered most of the interest rates offered on our deposit accounts, our net interest margin declined on a comparable quarter basis.  During the first quarter of 2008, our tax-equivalent net interest margin was 3.44%.  This compares to 3.68% in the first quarter of 2007, a 24 basis point decrease between comparable quarters.

During the first quarter of 2008, we recorded total interest and dividend income of $11.400 million.  This compares to $11.114 million in the first quarter of 2007, an increase of $286 thousand.  Although the yield on our earning assets declined, total interest and dividend income increased $286 thousand or 2.6% due to the substantial increase in earning assets between the periods.  The interest income recorded on loans, our highest yielding and largest earning asset portfolio, increased from $7.689 million in the first quarter of 2007 to $7.914 million in the first quarter of 2008 despite a 51 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $447.721 million in the first quarter of 2008 as compared to$409.078 million in the first quarter of 2007, a $38.643 million or 9.4% increase.

We recorded $5.255 million in total interest expense during the first quarter of 2008 as compared to $5.050 million in the first quarter of 2007, a $205 thousand, or 4.1%, increase between the periods.  Although the average rate on our interest-bearing liabilities decreased from 3.30% to 3.15% between comparable quarters, total interest expense increased due to a significant increase in the average volume of interest bearing liabilities.  During the first quarter of 2008, the average balance of interest-bearing liabilities was $670.894 million as compared to $620.458 million in the first quarter of 2007, a $50.436 million or 8.1% increase between periods.  Between comparable quarters the average outstanding balances in our most expensive interest-bearing deposit account types, namely money market deposit accounts and time accounts, increased $59.186 million or 14.8%.

Index

Rate and Volume Analysis.  The purpose of a rate volume analysis is to identify the dollar amount of the change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Rate and Volume Table:

The following table presents changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amount of the change.  The table has not been adjusted for tax-exempt interest.

	For the Three Months Ended March 31,
	2008 vs. 2007
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal Funds Sold	$(122)	$97	$(25)
Interest Bearing Deposits	(5)	70	65
Securities	36	(15)	21
Loans	(516)	741	225
Total earning assets	(607)	893	286

Interest bearing liabilities:
Savings Accounts	(28)	(18)	(46)
Money Market Accounts	(338)	240	(98)
NOW Accounts	16	6	22
Time & Other Deposit Accounts	(31)	330	299
Borrowings	3	25	28
Total interest bearing liabilities	(378)	583	205

Change in net interest income	$(229)	$310	$81

Net interest income increased $81 thousand between the first quarter of 2007 and the first quarter of 2008.  Between the periods, we recorded a $286 thousand increase in interest income and a $205 increase in interest expense.  The improvement in interest income between the comparable quarters was principally driven by an increase in average loan balances outstanding, while the increase in interest expense was primarily driven by an increase the average outstanding balances of money market accounts and time and other deposit accounts.

Interest income increased $286 thousand between the three-month period ended March 31, 2007 and the three-month period ended March 31, 2008 due to an increase in the average volume of earning assets, offset in part by a decrease in interest income due to a decrease in the average yield on earning assets.  Between the first quarter of 2007 and the first quarter of 2008, interest income increased $893 thousand due to an increase in the volume of earning assets.  Over the same period, interest income decreased $607 thousand due to a decrease in earning asset rates.

Throughout 2007 and the first quarter of 2008, we focused our resources on increasing the outstanding balances in our loan portfolio in order to increase interest income.  Due to these efforts, we increased the average outstanding balance in our loan portfolio from $409.078 million in the first quarter of 2007 to $447.721 million in the first quarter of 2008.  The growth in the loan portfolio contributed $741 thousand of additional interest income between comparable quarters.  This improvement was offset, in part, by a $516 thousand decrease in interest income due to a decrease in the average yield on loans between comparable quarters.  Due to these two factors, the interest income recorded on loans increased $225 thousand between comparable quarters, or 78.7% of the $286 thousand improvement in total interest income between the periods.

Index

Our other earning asset portfolios, namely federal funds sold, interest-bearing deposits at other banks, and investment securities, contributed (on a net basis) $61 thousand of additional interest income between the first quarter of 2007 and the first quarter of 2008.  The average outstanding balance in our federal funds sold portfolio increased between periods, while the average rate earned on these balances declined.  This resulted in a $97 thousand increase in interest income on federal funds sold due to volume and a $122 thousand decrease in interest income on federal funds sold due to rate.

Similarly, the average outstanding balances in our interest-bearing deposits at other banks increased from $1.253 million in the first quarter of 2007 to $10.971 million in the first quarter of 2008.  Due to a decrease in short-term interest rates between the periods, the average yield on this portfolio declined from 3.88% in the first quarter of 2007 to 2.82% in the first quarter of 2008.  These factors resulted in a $65 thousand increase in interest income between the periods, of which $70 thousand was due to an increase in volume, offset, in part, by a $5 thousand decrease due to rate.

And finally, the change in interest income on our investment securities portfolio between comparable quarters was modest.  We earned $3.210 million in interest income on our securities portfolio in the first quarter of 2008, as compared to $3.189 million in the first quarter of 2007, a $21 thousand or 0.7% increase.  Although short-term interest rates declined precipitously in the fourth quarter of 2007 and the first quarter of 2008, the yield on our securities portfolio improved by 3 basis points over the comparable period.  Approximately 99% of our investment securities portfolio is invested in fixed-rate instruments.  Therefore, a decrease or increase in short-term interest rates did not immediately affect the portfolio’s yield.  Of the $21 thousand increase in interest income on the securities portfolio between comparable quarters, $36 thousand was due to rate, offset by a $15 thousand decrease in interest income due to volume.

We recorded $3.562 million in interest expense on time and other accounts during the first quarter of 2008 as compared to $3.263 million in the first quarter of 2007, a $299 thousand or 9.2% increase in interest expense between the periods.  Due primarily to an increase in municipal customer certificates of deposit, the average outstanding balances in time and other deposit accounts increased $29.984 million between the first quarter of 2007 and the first quarter of 2008.  This increase in the volume of time and other deposit accounts increased interest expense $330 thousand between comparable quarters.  As short-term interest rates dropped in late 2007 and the first quarter of 2008, we dropped the interest rates offered on new and renewed certificates of deposit.  These rate factors decreased interest expense on time and other deposit accounts $31 thousand between comparable quarters.

Interest expense on money market deposit accounts decreased $98 thousand between the first quarter of 2007 and the first quarter of 2008.  As short-term interest rates decreased between September 2007 and March 2008, we lowered the interest rate paid on money market deposit accounts.  Although this decreased interest expense on money market deposit accounts $338 thousand between the first quarter of 2007 and the first quarter of 2008, the decrease in interest expense was offset, in part, by a $240 thousand increase in interest expense on money market deposit accounts due to volume.  The average outstanding balance of money market accounts increased $29.202 million or 33.7% between comparable quarters, from $86.721 million in the first quarter of 2007 to $115.923 million in the first quarter of 2008.

In the first quarter of 2008, we decreased the interest rates paid on our statement savings and passbook savings accounts.  The lower interest rates offered on these accounts caused a decrease in the average outstanding balances on these accounts.  These factors resulted in a $46 thousand decrease in interest expense between the first quarter of 2007 and the first quarter of 2008, $28 thousand of which was due to rate and $18 thousand of which was due to volume.

We recorded a $22 thousand increase in interest expense on NOW accounts and a $28 thousand increase in interest expense on borrowings between the first quarter of 2007 and the first quarter of 2008 due to increases in both the rate and volume of these portfolios.  During 2007 and the first quarter of 2008, we successfully increased our municipal depositor base.  We also entered into agreements with these municipal customers to provide certain minimum interest rates (typically 2% to 3%) on their operating deposit accounts, principally NOW accounts.  As interest rates decreased during the fourth quarter of 2007 and the first quarter of 2008, we continued to pay the minimum interest rates on these accounts.  These factors caused a $22 thousand increase in interest expense on NOW accounts, $16 thousand due to rate and $6 thousand due to volume.

As we increased the volume of our long-term fixed-rate residential mortgage portfolio in 2007 and the first

Index

quarter of 2008, we deemed it prudent to borrow new monies at the FHLBNY to effectively manage interest rate risk.  The new borrowings procured throughout this period increased both the average outstanding balance and average rate of this portfolio.  We recorded total interest expense of $599 thousand in the first quarter of 2008 versus $571 thousand in the first quarter of 2007, a $28 thousand increase between the periods.  Of this increase, $25 thousand was due to volume and $3 thousand was due to rate.

Provision for Loan Losses.  We recorded $225 thousand in the provision for loan losses for the three- month period ended March 31, 2008.  This compares to $260 thousand for the three-month period ended March 31 2007, a $35 thousand decrease.  The provision for loan losses decreased principally because we experienced significant decreases in the level of potential problem loans and loans 30 to 89 days delinquent.  At March 31, 2008, potential problem loans were $4.359 million.  This compares to $6.325 million at December 31, 2007.  Loans 30 to 89 days delinquent totaled $2.544 million at March 31, 2008, as compared to $3.917 million at December 31, 2007 and $2.787 million at March 31, 2007.  The improvement in these credit factors was offset by an increase in non-performing loans and a modest increase in net charge-offs.  Non-performing loans totaled $7.252 million at March 31, 2008, as compared to $6.136 million at December 31, 2007 and $5.061 million at March 31, 2007.  We recorded net charge-offs of $237 thousand in the first quarter of 2008 as compared to $222 thousand in the first quarter of 2007.

Non-Interest Income. Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, other service fees, gain on disposal of fixed assets and other real estate, and other income.  Non-interest income decreased in the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007.  Specifically, total non-interest income decreased from $1.769 million in the three-month period ended March 31, 2007 to $1.539 million in the three-month period ended March 31, 2008, a $230 thousand or 13.0% decrease.  Between comparable quarterly periods we recorded decreases in commission income, other service fees, gain on the disposal of fixed assets and other real estate, and other income.  These decreases were offset, in part, by increases in trust fees, service charges on deposit accounts, net investment securities gains, net gain on sale of loans, and income on bank-owned life insurance.

Trust fees increased $15 thousand or 3.9% between the three-month period ended March 31, 2007 and the three-month period ended March 31, 2008.  During the first quarter of 2008, we recorded $395 thousand in trust fees as compared to $380 thousand in the first quarter of 2007.  The increase between comparable quarters was principally due to an increase in executor and account termination fees.  During the first quarter of 2008, we recorded executor and account termination fees totaling $52 thousand.  By comparison, during the first quarter of 2007 we recorded $39 thousand of executor and account termination fees, a $13 thousand increase between comparable periods.

During the first quarter of 2008, we recorded $461 thousand in service charges on deposit accounts.  This compares to $418 thousand during the first quarter of 2007, a $43 thousand or 10.3% increase.  The net increase in service charges on deposit accounts was primarily due to an increase in penalty charges on checking accounts.  In March 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and increasing deposit service fees.

Our commission income is generated from the Bank’s insurance agency subsidiary, Mang – Wilber LLC.  During the first quarter of 2008 we recorded $93 thousand of commission income as compared to $146 thousand during first quarter of 2007.  The $53 thousand or 36.3% decrease period over period was principally due to a decrease in commissions earned by our specialty-lines office located in Clifton Park, New York.

During the three-month period ended March 31, 2008, we recorded $183 thousand of net investment security gains.  Although we recorded $260 thousand of gains on the sale of available-for-sale investment securities during the quarter, this was offset, in part, by a $77 thousand decrease in our trading securities portfolio.  By comparison, during the three-month period ended March 31, 2007 we recorded $47 thousand of net investment securities gains, all of which was due to an increase in the fair value of our trading securities portfolio.  This portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

In the first quarter of 2007, we acquired a subsidiary, Provantage Funding Corporation (“Provantage”), a

Index

New York State licensed mortgage banker.  One of Provantage’s business practices is to originate and sell residential mortgage loans to third party commercial and savings institutions.  These mortgages are recorded in loans held for sale and sold to these third parties at a premium (less the costs to sell), which is recorded as net gain on sale of loans.  During the first quarter of 2008, we recorded $46 thousand in the net gain on sale of loans, as compared to $32 thousand in the first quarter of 2007.  The $14 thousand increase in the net gain on sale of loans between the periods was principally due to an increase in the volume of loans sold to third parties.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, commissions on residential mortgages, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees, and other miscellaneous service charges and fees.  Other service fees decreased $25 thousand or 30.9% between the first quarter of 2007 and the first quarter of 2008.  The decrease in other service fees between the periods was principally due to the decrease in residential mortgage commissions.  During the first two months of 2007, we originated residential mortgages as an agent for a large regional bank based in the Southeast.  In the first quarter of 2007, we acquired Provantage and terminated our agency relationship with the large regional bank, thereby reducing this source of revenue.

The gain on disposal of fixed assets and other real estate decreased from $359 thousand in the first quarter of 2007 to $9 thousand in the first quarter of 2008, a $350 thousand decrease between the periods.  During the first quarter of 2007, we recorded a $352 thousand deferred gain on the sale of a building and certain equipment located at our Norwich Town branch site.  No similar transactions were recorded during the first quarter of 2008.

Other income is comprised of several types of fee and miscellaneous income including investment service fees, lease income, check printing fees, safe deposit box income, title insurance agency income, and rental of foreclosed real estate.  Other income decreased from $157 thousand in the first quarter of 2007 to $145 thousand in the first quarter of 2008, a $12 thousand or 7.6% decrease.  The decrease between comparable periods was principally due to a decrease in investment service fees.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Total non-interest expense increased $656 thousand or 13.2% on a comparable quarter basis, from $4.976 million in the first quarter of 2007 to $5.632 million in the first quarter of 2008.  The substantial increase in total non-interest expense between comparable quarters was principally due to market expansion, product enhancement, and bank operating system enhancements.

Salaries expense increased $362 thousand or 15.4% between comparable quarterly periods, from $2.348 million in the first quarter of 2007 to $2.710 million in the first quarter of 2008.  The increase in salaries expense between the comparable periods was due primarily to a $480 thousand increase in base salaries and overtime pay.  In the first quarter of 2008, we hired eight banking professionals in the Syracuse, New York marketplace as part of our market expansion plan, incurring significant salaries expense due to this endeavor.  In addition, we recorded $109 thousand in salaries expense for Provantage in the first quarter of 2008 as compared to $41 thousand in the first quarter of 2007, a $68 thousand increase between the periods.  And finally, throughout 2007 and the first quarter of 2008, we hired additional sales and operations staff and provided merit pay raises to existing staff.  The increase in base salaries and overtime pay was offset, in part, by a $103 thousand decrease in executive deferred compensation and a $15 thousand decrease in incentive and commission pay.

We recorded employee benefits expense of $650 thousand in the first quarter of 2008 as compared to $611 thousand in the first quarter of 2007, a $39 thousand or 6.4% increase.  During the first quarter of 2008, we recorded a $98 thousand benefit on the Company’s defined benefit retirement plan.  This compares to a $40 thousand benefit in the first quarter of 2007.  Our defined benefit plan was frozen in 2006 and the plan assets have performed well.  This improvement, totaling $58 thousand, was offset by significant increases in FICA expense, employee education, unemployment insurance, and other benefits due principally to our market expansion efforts.

On a combined basis, occupancy expense of company premises and furniture and fixture expense increased $71 thousand or 10.5%, from $675 thousand in the first quarter of 2007 to $746 thousand in the first quarter of 2008.  During 2007, we made various investments in our premises and equipment and

Index

assumed certain lease agreements in connection with the Provantage acquisition. These actions increased depreciation expense, equipment maintenance costs, insurance costs, property taxes, and rents by an aggregate of $71 thousand between comparable periods.

Computer service fees increased $22 thousand or 11.5% between comparable quarters, from $191 thousand in the first quarter of 2007 to $213 thousand in the first quarter of 2008.  In the first quarter of 2008, we converted our payroll system from proprietary software to a third party service provider.  Through the first quarter of 2008, we recorded $11 thousand in computer service fees related to this service.

Advertising and marketing expenses increased $81 thousand or 73.0% between comparable quarters, from $111 thousand in the first quarter of 2007 to $192 thousand in the first quarter of 2008.  To support our expansion efforts into the Capital District of New York and the greater Syracuse market, we engaged a professional public relations firm and purchased additional newspaper and other advertising media spots during the first quarter of 2008.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the three-month period ended March 31 2008, other miscellaneous expenses increased $98 thousand, or 12.7%, from $772 thousand in the three-month period ended March 31, 2007 to $870 thousand in the three-month period ended March 31, 2008.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

	For the Three Months Ended March 31,
Description of Other Miscellaneous Expense	2008	2007	Increase / (Decrease)
	Dollars in thousands
Fidelity insurance	$36	$21	$15
Collection expense	21	42	(21)
Accounts receivable financing program services	18	32	(14)
Donations	38	24	14
Dues and memberships	50	17	33
Deferred reserves for unfunded loan commitments	(9)	11	(20)
Telephone and communications	94	50	44
Travel and entertainment	55	37	18
Software amortization	69	41	28
Other losses	57	41	16
Minority interest for Mang - Wilber LLC insurance agency subsidiary	(1)	20	(21)
All other miscellaneous expense items, net	442	436	6
Total Other Miscellaneous Expense	$870	$772	$98

Income Taxes.  Income tax expense decreased from $648 thousand during the three-month period ended March 31, 2007 to $389 thousand during the three-month period ended March 31, 2008.  The decrease in income tax expense was primarily due to a decrease in income before taxes. The effective tax rate decreased between periods, from 25.0% in the three-month period ended March 31, 2007 to 21.3% in the three-month period ended March 31, 2008, due to a greater proportion of the Company’s income being derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance.

Index

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

Source of Funding
•	Currency*
•	Federal Reserve and Correspondent Bank Balances*
•	Federal Funds Sold*
•	Loan and Investment Principal and Interest Payments*
•	Investment Security Maturities and Calls*
•	Demand Deposits and NOW Accounts*
•	Savings and Money Market Deposits*
•	Certificates of Deposit and Other Time Deposits*
•	Repurchase Agreements*
•	FHLBNY Advances / Lines of Credit*
•	Sale of Available-for-Sale Investment Securities
•	Brokered Deposits
•	Correspondent Lines of Credit
•	Federal Reserve Discount Window Borrowings
•	Sale of Loans
•	Proceeds from Issuance of Equity Securities
•	Branch Acquisitio
•	Cash Surrender Value of Bank-Owned Life Insurance

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal of a potential liquidity crisis.  Based on the limits established in the Asset and Liability Management Policy, we determined that the Bank was in a level “2” liquidity position at March 31, 2008.  Although a level 2 position may portend a potential liquidity crisis based on management’s internal rating system, the level 2 condition was triggered by market factors and not by the Company’s current balance sheet position.  At March 31, 2008, we maintained $69.033 million or 8.1% of total assets in cash and cash equivalents to fund any anticipated or unanticipated growth in earning assets.  This compares to cash and cash equivalents of $18.942 million or 2.4% of total assets at December 31, 2007.

Index

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure
Dollars in thousands	March 31, 2008	December 31, 2007
Cash and Cash Equivalents	$69,033	$18,942
Available-for-Sale Investment Securities at Estimated Fair Value less Securities Pledged for State and Municipal Deposits and Borrowings	$38,390	$59,006
Total Loan to Total Asset Ratio	53.2%	56.1%
FHLBNY Remaining Borrowing Capacity	$11,729	$14,294
Available Correspondent Bank Lines of Credit	$15,000	$15,000

Our overall liquidity position improved significantly between December 31, 2007 and March 31, 2008.  In addition to maintaining a strong cash and cash equivalents position at March 31, 2008, we maintained $38.390 million of available-for-sale investment securities that could be pledged for borrowings or sold to meet unanticipated funding needs.  This compares to $59.006 million at December 31, 2007.  Our FHLBNY borrowing capacity decreased between December 31, 2007 and March 31, 2008, due principally to securing additional borrowings during the quarter to fund new residential mortgage loans.  More specifically, our FHLBNY remaining borrowing capacity was $14.294 million at December 31, 2007 as compared to $11.729 million at March 31, 2008, a $2.565 million decrease.  In addition, at March 31, 2008 and December 31, 2007 we maintained a $15.000 million unsecured credit facility at a correspondent bank in the event we needed to borrow federal funds on an overnight basis.  And finally, at March 31, 2008 and December 31, 2007, our total loan to total asset ratio of 53.2% and 56.1%, respectively, were low relative to our comparative peer group of financial institutions.

Our commitments to extend credit and stand-by letters of credit increased $1.488 million or 1.5% between December 31, 2007 and March 31, 2008.  At March 31, 2008, commitments to extend credit and stand-by letters of credit were $99.031 million, as compared to $97.543 million at December 31, 2007.  The slight increase was principally due to increases in unused portions of revolving home equity lines of credit and commitments to fund construction loans.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter, and therefore are not expected to materially impact our liquidity prospectively.

We recognize that deposit flows and loan and investment prepayment activity are affected by the level of interest rates, the interest rates and products offered by competitors, and other factors.  Based on our deposit retention experience, anticipated levels of regional economic activity (particularly moderate levels of loan demand within our primary market area), and current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our current funding commitments for several quarters prospectively.

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

Between March 31, 2008 and December 31, 2007, our total shareholders’ equity increased $1.665 million or 2.4%.  Total shareholders’ equity was $71.064 million at March 31, 2008 as compared to $69.399 million at December 31, 2007.  The increase in shareholders’ equity between the periods was principally due to a $1.802 million positive swing in accumulated other comprehensive income / (loss).  At March 31, 2008, accumulated other comprehensive income was $1.530 million, versus a $272 thousand accumulated other comprehensive loss at December 31, 2007.  The change in other comprehensive income / (loss) was due to a decrease in the general level of interest rates, which increased the value of the available-for-sale investment securities portfolio.  The $1.802 million positive swing in accumulated other comprehensive income / (loss) was offset, in part, by a $137 thousand decrease in retained

Index

earnings during the first quarter of 2008.  During the first quarter, we recorded net income of $1.438 million, declared and paid a $997 thousand cash dividend, recorded a $676 thousand reduction in retained earnings to record the change in split-dollar life insurance benefits, and posted a $98 thousand increase to retained earnings to record the effect of a change in the measurement date of the defined benefit plan.

The Company and the Bank are both subject to regulatory capital guidelines.  Under these guidelines, as established by federal bank regulators, in order to be adequately capitalized, the Company and the Bank must both maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets ratio of 8.0%.  Tier 1 capital is comprised of shareholders’ equity, less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes tier 1 capital plus the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines and the Bank exceeded all well-capitalized guidelines at March 31, 2008 and December 31, 2007.  The Company’s tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at March 31, 2008 were 11.61% and 12.86%, respectively.  This compares to 12.04% and 13.29%, respectively, at December 31, 2007.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders.  As of March 31, 2008, under this statutory limitation the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $2.255 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

We manage a few different forms of interest rate risk.  The first is mismatch risk, which involves the mismatch of maturities of fixed rate assets and liabilities.  The second is basis risk.  Basis risk is the risk associated with non-correlated changes in different interest rates.  For example, we price many of our adjustable rate commercial loans (assets) using the prime rate as a basis, while some of our deposit accounts (liabilities) are tied to Treasury security yields.  In a given timeframe, the prime rate might decrease 2% while a particular Treasury security might decrease only 1%.  If this were to occur, our yield on prime based commercial loans would decrease by 2% while the cost of deposits might decrease by only 1%, thus negatively affecting net interest income and net interest margin.  The third risk is option risk.  Option risk generally appears in the form of prepayment volatility on residential mortgages, commercial loans, commercial real estate loans, consumer loans, mortgage-backed securities, and callable agency or municipal investment securities.  The Bank’s customers generally have alternative financing sources (or options) to refinance their existing debt obligations with other financial institutions.  When interest rates decrease, many customers exercise this option by refinancing at other institutions and prepay their loans with us, forcing us to reinvest the prepaid funds in lower-yielding investments and loans.  The same type of refinancing activity also accelerates principal payments on mortgage-backed

Index

securities held by the Bank.  Municipal investment securities and agency securities are issued with specified call dates and call prices that are typically exercised by the issuer when interest rates on comparable maturity securities are lower than the current coupon rate on the security.

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

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates.  The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete.  In other words, we assume it will take six months for a 3.00% shift to take place.  This is also known as a “ramped” interest rate shock.  The projected changes in net interest income are totals for the twelve-month period beginning April 1, 2008 and ending March 31, 2009, under ramped shock scenarios.

Interest Rate Sensitivity Table:

Interest Rates			Dollars in thousands
Interest Rate Shock (1)		Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	%	8.25%	$25,287	29	0.11%	0.04%
2.00%	%	7.25%	$25,073	(185)	-0.73%	-0.26%
1.00%	%	6.25%	$25,033	(225)	-0.89%	-0.32%
No change		5.25%	$25,258	-	-	-
-1.00%	%	4.25%	$25,171	(87)	-0.34%	-0.12%
-2.00%	%	3.25%	$24,182	(1,076)	-4.26%	-1.51%
-3.00%	%	2.25%	$24,012	(1,246)	-4.93%	-1.75%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model.  These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies.  Assuming our prepayment and other assumptions are accurate, and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $185 thousand or 0.26% of total shareholders’ equity in a +2.00% ramped interest rate shock and by $1.076 million or 1.51% of total shareholders’ equity in a –2.00% ramped interest rate shock.  This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or –2.00% ramped interest rate shock to –5.0% of the Company’s total equity capital.

Index

Our strategy for managing interest rate risk is impacted by overall market conditions and customer demand, but we generally try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility.  We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio.  We also offer adjustable rate loan and deposit products that change as interest rates change.  Approximately 28.0% of our total assets at March 31, 2008 was invested in adjustable rate loans and investments.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At March 31, 2008, the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operations, or cash flow.

Neither the Company, the Bank, Provantage, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

Index

ITEM 1A:	Risk Factors

During the first quarter of 2008 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 12, 2008.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

A.	Not applicable.

B.	Not applicable

C.	Purchases of Equity Securities by Issuer and Affiliated Purchasers

In July 2005 we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program.  At December 31, 2007, management’s remaining share repurchase authority under this program was $283 thousand due to the purchase of treasury shares totaling $1.217 million under this program since inception.  During the three month period ended March 31, 2008, the Company’s management did not purchase any additional shares of common stock under this program.  Management’s remaining share repurchase authority was $283 thousand at March 31, 2008.

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

During the three-month period ended March 31, 2008, the rights of holders of our registered securities were not modified, nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3:	Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended March 31, 2008.

ITEM 4:	Submission of Matters to a Vote of Security Holders

None.

ITEM 5:	Other Information

None.

ITEM 6:	Exhibits

See Exhibit Index to this Form 10-Q

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Date:	May 7, 2008

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Date:	May 7, 2008

Joseph E. Sutaris
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary

Index

EXHIBIT INDEX

No.	Document

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350