Form 10-Q
period 2008-06-30
Wilber CORP
filed 2008-08-06
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
Yes ☐  No ☒

As of August 5, 2008, there were issued and outstanding 10,503,704 shares of the Registrant’s Common Stock.

Index

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at June 30, 2008 and December 31, 2007
	D.	Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007
	E.	Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007
	F.	Liquidity
	G.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

ITEM 4T:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, tax rates and regulations of federal, state, and local tax authorities; changes in consumer preferences; changes in interest rates, deposit flows, cost of funds, demand for loan products, or demand for financial services; competition; changes in the quality or composition of the Wilber Corporation’s (the “Company’s”) loan and investment portfolios; changes in accounting principles, policies, or guidelines; and other economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and fees.

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

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,
in thousands except share and per share data	2008	2007
Assets
Cash and Due from Banks	$13,828	$11,897
Time Deposits with Other Banks	5,038	0
Federal Funds Sold	12,904	7,045
Total Cash and Cash Equivalents	31,770	18,942
Securities
Trading, at Fair Value	1,596	1,430
Available-for-Sale, at Fair Value	253,808	237,274
Held-to-Maturity, Fair Value of $49,061 at June 30, 2008, and $51,743 at December 31, 2007	48,923	52,202
Other Investments	5,519	4,782
Loans Held for Sale	305	456
Loans	499,578	445,105
Allowance for Loan Losses	(6,965)	(6,977)
Loans, Net	492,613	438,128
Premises and Equipment, Net	7,082	6,312
Bank Owned Life Insurance	16,093	15,785
Goodwill	4,619	4,619
Intangible Assets, Net	159	394
Pension Asset	5,166	4,872
Other Assets	7,094	8,484
Total Assets	$874,747	$793,680

Liabilities and Shareholders’ Equity
Deposits:
Demand	$76,976	$71,145
Savings, NOW and Money Market Deposit Accounts	300,976	254,196
Certificates of Deposit (Over $100M)	131,395	111,949
Certificates of Deposit (Under $100M)	194,124	198,467
Other Deposits	22,961	21,737
Total Deposits	726,432	657,494
Short-Term Borrowings	12,968	15,786
Long-Term Borrowings	56,110	41,538
Other Liabilities	9,886	9,463
Total Liabilities	805,396	724,281

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,and 13,961,664 Shares Issued at June 30, 2008and December 31, 2007	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	93,029	93,618
Accumulated Other Comprehensive Income (Loss)	269	(272)
Treasury Stock at Cost, 3,457,960 Shares at June 30, 2008 and December 31, 2007	(28,311)	(28,311)
Total Shareholders’ Equity	69,351	69,399
Total Liabilities and Shareholders’ Equity	$874,747	$793,680

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands except share and per share data	2008	2007	2008	2007
Interest and Dividend Income
Interest and Fees on Loans	$7,735	$7,999	$15,649	$15,688
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,699	2,399	5,200	4,840
State and Municipal Obligations	596	621	1,204	1,268
Other	96	101	197	202
Interest on Federal Funds Sold and Time Deposits	172	292	448	528
Total Interest and Dividend Income	11,298	11,412	22,698	22,526

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	973	1,285	2,067	2,501
Certificates of Deposit (Over $100M)	1,188	1,206	2,443	2,344
Certificates of Deposit (Under $100M)	1,937	1,947	3,973	3,822
Other Deposits	234	271	505	521
Interest on Short-Term Borrowings	40	127	129	307
Interest on Long-Term Borrowings	567	499	1,077	890
Total Interest Expense	4,939	5,335	10,194	10,385
Net Interest Income	6,359	6,077	12,504	12,141
Provision for Loan Losses	175	240	400	500
Net Interest Income After Provision for Loan Losses	6,184	5,837	12,104	11,641

Non Interest Income
Trust Fees	426	400	821	780
Service Charges on Deposit Accounts	530	483	991	901
Commission Income	153	144	246	290
Investment Security (Losses) Gains, Net	(19)	79	164	126
Net Gain on Sale of Loans	22	78	68	110
Increase in Cash Surrender Value of Bank Owned Life Insurance	157	154	308	303
Gain on Life Insurance Coverage	0	615	0	615
Other Service Fees	43	42	107	123
Gain on Sale of Insurance Agency Subsidiary	628	0	628	0
Net (Loss) Gain on Impairment/Sale of Fixed Assets	(186)	0	(185)	359
Flood Grants	0	200	0	232
Other Income	163	151	300	264
Total Non Interest Income	1,917	2,346	3,448	4,103

Non Interest Expense
Salaries	2,941	2,407	5,651	4,747
Employee Benefits	643	760	1,293	1,371
Occupancy Expense of Bank Premises	492	402	997	867
Furniture and Equipment Expense	299	202	540	412
Computer Service Fees	379	186	592	377
Advertising and Marketing	163	140	355	251
Professional Fees	216	255	467	523
Other Miscellaneous Expenses	1,062	869	1,924	1,637
Total Non Interest Expense	6,195	5,221	11,819	10,185
Income Before Taxes	1,906	2,962	3,733	5,559
Income Taxes	(499)	(555)	(888)	(1,203)
Net Income	$1,407	$2,407	$2,845	$4,356

Weighted Average Shares Outstanding	10,503,704	10,569,182	10,503,704	10,569,182
Basic Earnings Per Share	$0.13	$0.23	$0.27	$0.41

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332
Comprehensive Income:
Net Income	-	-	4,356	-	-	4,356
Change in Net Unrealized Loss on Securities, Net of Taxes	-	-	-	(827)	-	(827)
Change in Pension Asset, Net of Tax				39		39
Total Comprehensive Income						3,568
Cash Dividends ($.095 per share)	-	-	(2,008)	-	-	(2,008)
Balance June 30, 2007	$140	$4,224	$92,269	$(4,035)	$(27,706)	$64,892

Balance December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399
Comprehensive Income:
Net Income	-	-	2,845	-	-	2,845
Change in Net Unrealized Loss on Securities, Net of Taxes	-	-	-	541	-	541
Effect of Change in Measurement Date of Defined Benefit Pension Plan	-	-	98	-	-	98
Adoption of EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements"	-	-	(1,537)	-	-	(1,537)
Total Comprehensive Income						1,947
Cash Dividends ($.095 per share)	-	-	(1,995)	-	-	(1,995)
Balance June 30, 2008	$140	$4,224	$93,029	$269	$(28,311)	$69,351

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
dollars in thousands	2008	2007
Cash Flows from Operating Activities:
Net Income	$2,845	$4,356
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Provision for Loan Losses	400	500
Depreciation and Amortization	749	536
Net Amortization of Premiums and Accretion of Discounts on Investments	229	254
Net Loss (Gain) on Disposal of Fixed Assets	185	(352)
Gain on Life Insurance Coverage	0	(615)
Available-for-Sale Investment Security Gains, net	(260)	0
Other Real Estate Losses (Gains)	91	(7)
Increase in Cash Surrender Value of Bank Owned Life Insurance	(308)	(303)
Net (Increase) Decrease in Trading Securities	(262)	197
Net Losses (Gains) on Trading Securities	96	(126)
Gain on Sale of Insurance Agency Subsidiary	(628)	0
Net Gain on Sale of Mortgage Loans	(68)	(110)
Originations of Mortgage Loans Held for Sale	(3,910)	(7,095)
Proceeds from Sale of Mortgage Loans Held for Sale	4,129	6,449
Increase in Other Assets	(33)	(1,960)
Decrease in Other Liabilities	(920)	(1,324)
Net Cash Provided by Operating Activities	2,335	400

Cash Flows from Investing Activities:
Net Cash Paid for Provantage Funding Corporation	0	(165)
Proceeds from Maturities of Held-to-Maturity Investment Securities	3,230	8,732
Proceeds from Maturities of Available-for-Sale Investment Securities	25,923	26,457
Proceeds from Sales of Available-for-Sale Investment Securities	10,992	0
Purchases of Available-for-Sale Investment Securities	(52,486)	(15,126)
Net Increase in Other Investments	(737)	(264)
Change in Death Benefit Proceeds Receivable	0	1,541
Net Increase in Loans	(55,069)	(23,251)
Purchase of Premises and Equipment, Net of Disposals	(1,403)	(1,012)
Proceeds from Sale of Premises and Equipment	28	0
Proceeds from Sale of Insurance Agency Subsidiary	1,250	0
Proceeds from Sale of Other Real Estate	68	27
Net Cash Used by Investing Activities	(68,204)	(3,061)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW, Money Market and Other Deposits	53,835	8,999
Net Increase (Decrease) in Certificates of Deposit	15,103	(3,406)
Net Decrease in Short-Term Borrowings	(2,818)	(4,134)
Increase in Long-Term Borrowings	16,000	20,000
Repayment of Long-Term Borrowings	(1,428)	(16,558)
Cash Dividends Paid	(1,995)	(2,008)
Net Cash Provided by Financing Activities	78,697	2,893
Net Increase in Cash and Cash Equivalents	12,828	232
Cash and Cash Equivalents at Beginning of Period	18,942	25,859
Cash and Cash Equivalents at End of Period	$31,770	$26,091

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$9,988	$10,329
Income Taxes	$2,025	$2,210
Non Cash Investing Activities:
Change in Unrealized Gain (Loss) on Securities	$883	$(1,334)
Transfer of Loans to Other Real Estate	$70	$210
Fair Value of Assets Acquired	$0	$504
Fair Value of Assets Disposed Of	$630	$0
Goodwill and Identifiable Intangible Assets Recognized in Purchase Combination	$0	$105
Fair Value of Liabilities Assumed	$0	$444

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of the Company, its wholly owned subsidiaries Provantange Funding Corporation and Wilber National Bank (the "Bank"), and the Bank's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2007 was derived from the Company's 2007 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2007 and 2006, and the consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of June 30, 2008, the statements of income for the three- and six-month periods ended June 30, 2008 and 2007, and the statements of changes in shareholders' equity and comprehensive income and statements of cash flows for the six month periods ended June 30, 2008 and 2007 should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto.

Amounts in prior period’s consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Note 2	Earnings Per Share

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

The estimated fair value of the Company’s stand-by letters of credit was $19,000 and $16,000 at June 30, 2008 and December 31, 2007, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Index

Note 4.	Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company maintains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements.  An annual minimum contribution is not required in 2008 because the plan is more than 100% funded.  Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic Benefit, based on a measurement date as of the prior December 31, are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
dollars in thousands	2008	2007	2008	2007
Service Cost	$38	$34	$77	$68
Interest Cost	227	225	454	450
Expected Return on Plan Assets	(363)	(331)	(727)	(662)
Net Amortization	0	33	0	65
	$(98)	$(39)	$(196)	$(79)

In the first quarter of 2008, the Company recorded $98,000 as an increase to retained earnings resulting from the change of the pension measurement date from September 30 to December 31 as required by Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158").

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
dollars in thousands	2008	2007	2008	2007

Unrealized Holding (Losses) Gains Arising During the Period, Net of Tax (Pre-tax Amount of ($2,056), ($2,155), $1,143 and($1,334))	$(1,261)	$(1,329)	$700	$(827)
Reclassification Adjustment for Gains Realized in Net Income During the Period, Net of Tax (Pre-tax Amount of $0, $0, ($260) and $0)	0	0	(159)	0
Change in Pension Asset (Pre-tax Amount of $0, $33, $0 and $66)	0	20	0	39
Other Comprehensive Income	$(1,261)	$(1,309)	$541	$(788)

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

Index

Note 6.	Fair Value Measurements, Continued

The following are the major categories of assets measured at fair value on a recurring basis during the six months ended June 30, 2008, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1 Quoted Prices in Active Markets for Identical	Level 2 Significant Other Observable	Level 3 Significant Unobservable	Total at June 30,
dollars in thousands	Assets	Inputs	Inputs	2008
Trading Securities	$1,596	$0	$0	$1,596
Available-for-Sale Securities	0	253,808	0	253,808
Total	$1,596	$253,808	$0	$255,404

Fair values for investments were based on quoted market prices, where available, as provided by third-party vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs the Bond Market Association's standard calculations for cash flow and price/yield analysis, or live benchmark bond pricing, or terms/condition data available from major pricing sources.  SFAS No. 157 requires disclosure of assets and liabilities measured at fair value on a non-recurring basis.  As of June 30, 2008, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis requiring disclosure.

Simultaneously with the adoption of SFAS No. 157, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), effective January 1, 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities, and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  As of June 30, 2008, the Company has not elected the fair value option for any eligible items.

In accordance with Financial Accounting Standards Board Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," we have delayed the application of SFAS No. 157 for non-financial assets, such as goodwill and real property held for sale, and non-financial liabilities until January 1, 2009.

Note 7.	Sale of Subsidiary

In June 2008, the Company sold its membership interest in its former insurance agency subsidiary, Mang-Wilber, LLC.  Total proceeds from the sale were $1,258,000, of which $1,250,000 was received in cash in June 2008.  The Company recorded a $628,000 gain on sale of its insurance agency subsidiary in non-interest income.

Index

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at June 30, 2008 as compared to December 31, 2007; (ii) a comparison of our results of operations for the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007, and (iii) a comparison of our results of operations for the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, trust and investment service fees, service charges on deposit accounts, commission income, net investment securities (losses) gains, the net gain on sale of loans, increase in the cash surrender value on bank owned life insurance, gain on life insurance, other service fees, gain on sale of consolidated insurance agency subsidiary, net (loss) gain on impairment / sale of fixed assets, flood grants, and other income.  Our non-interest expenses consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, other miscellaneous expenses, and taxes.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates and regional credit conditions), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s June 30, 2008 evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While we have concluded that the June 30, 2008, evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would need to be increased.

Recent Accounting Pronouncements.  In June 2008, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 will be effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the disclosure requirements under EITF 07-5.  We do not expect EITF 07-5 to have a material impact on our financial condition or results of operations.

In April 2008, FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under revised FASB SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”) and other U.S. generally accepted accounting principles.  FSP 142-3 will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2008.  We are currently evaluating the disclosure requirements under FSP 142-3.  We do not expect FSP 142-3 to have a material impact on our financial condition or results of operations.

In December 2007, FASB issued SFAS 141(R).  SFAS 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations, that an acquirer be identified for each business combination, and that intangible assets be identified and recognized separately from goodwill.  SFAS 141(R) requires the acquiring entity

Index

in a business combination to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No 141(R) also enhances the disclosure requirements for business combinations.  SFAS No 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  SFAS 160 also amends SFAS 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  SFAS 160 is not expected to have a material impact on our financial condition or results of operations.

B. Financial Condition and Performance Overview

During the first six months of 2008, we substantially increased our total assets, total deposits, and total loans.  In particular, during the first six-month period ended June 30, 2008, our total assets increased $81.067 million or 10.2%, from $793.680 million at December 31, 2007 to $874.747 million at June 30, 2008.  Although we did not acquire or purchase any new companies or branches during the first half of 2008, total deposits increased significantly during the period, from $657.494 million to $726.432 million, a $68.938 million or 10.5% increase.  During the first half of 2008, the outstanding balances in our certificates of deposit (over $100,000), NOW account, and money market deposit account portfolios increased substantially.  A significant portion of this growth in deposits was due to an increase in municipal customer deposits, which, in turn, were invested into various types of earning assets including loans, federal funds sold, interest bearing time deposits with other banks, and available-for-sale investment securities.  During the first six months of 2008 we continued to focus our sales and marketing efforts on originating commercial real estate, commercial and industrial, and residential mortgage loans in our newer, more densely populated markets throughout central New York.  These efforts helped increase total loans outstanding from $445.105 million at December 31, 2007 to $499.578 million at June 30, 2008, a $54.473 million or 12.2% increase during the first six months of 2008.

The overall credit quality of the loan portfolio improved modestly between December 31, 2007 and June 30, 2008.  Although total non-performing loans increased slightly between the periods, we experienced improvements in potential problem loans and delinquency.  Non-performing loans are loans that are either (i) 90 or more days delinquent and still accruing interest, (ii) non-accrual loans, or (iii) troubled debt restructured loans.  Total non-performing loans were $6.388 million at June 30, 2008 as compared to $6.136 million at December 31, 2007, a $252 thousand or 4.1% increase.  The level of non-performing loans to total loans outstanding at June 30, 2008 was 1.3%.  This compares to 1.4% of total loans outstanding at December 31, 2007.

Delinquent loans, which are loans that are currently performing but where the borrower is 30 or more days late in making a scheduled payment, totaled $3.159 million or 0.6% of total loans outstanding at June 30, 2008.  At December 31, 2007, delinquent loans totaled $3.917 million or 0.9% of total loans outstanding.  This represents a $761 thousand, or 19.4%, decrease between the periods.  We consider these levels of delinquency to be manageable and well within management’s target range of less than 2.0% of total loans.

Potential problem loans are loans that are currently performing, but where known information about credit problems of the related borrowers cause management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future.  Potential problem loans totaled $4.956 million or 1.0% of total

Index

loans outstanding at June 30, 2008.  By comparison, at December 31, 2007 potential problem loans totaled $6.325 million, or 1.4%, of total loans outstanding.

The allowance for loan losses decreased modestly between December 31, 2007 and June 30, 2008.  At June 30, 2008 the allowance for loan losses was $6.965 million, or 1.4%, of loans outstanding.  This compares to $6.977 million, or 1.6%, of loans outstanding at December 31, 2007, a $12 thousand or 0.2% decrease between the periods.  We recorded $412 thousand of net charge-offs and $400 thousand in the provision for loan losses during the first six months of 2008, resulting in a $12 thousand decrease in the allowance for loan losses during the period.

Net income and earnings per share were $1.407 million and $0.13, respectively, for the three-month period ended June 30, 2008.  This compares to net income and earnings per share of $2.407 million and $0.23, respectively, for the three-month period ended June 30, 2007.

Similarly, during the six-month period ended June 30, 2008 we recorded net income and earnings per share of $2.845 million and $0.27, respectively, as compared to net income and earnings per share of $4.356 million and $0.41, respectively, for the six-month period ended June 30, 2007.

The significant decreases in net income and earnings per share between comparable three- and six-month periods were attributable to two primary factors: a significant increase in total non-interest expense, and a decrease in total non-interest income.  During 2006, we adopted a strategic plan to accelerate the growth of the Company’s earning assets, particularly loans.  To fulfill our growth objectives, we expanded into new geographic markets and opened a loan production office in Cicero, New York (Onondaga County) in the first quarter of 2008 and a full-service branch office in Halfmoon, New York (Saratoga County) in the second quarter of 2008.  We also hired additional sales, branch, and operations personnel to accommodate both the current and anticipated growth.

In addition, during the six-month period ended June 30, 2008 we recorded $185 thousand in losses on the impairment and sale of fixed assets.  We abandoned the development of a branch office in Dewitt, New York (Onondaga County) and recorded a $178 thousand expense for site planning, architectural design, and engineering studies in the second quarter of 2008.  By comparison, during the six-month period ended June 30, 2007 we recognized a $352 thousand deferred gain on the sale of our Norwich Town branch facility (and other equipment).

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

Index

	For the Three Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$18,776	$100	2.14%	$16,992	$225	5.31%
Interest bearing deposits	10,872	72	2.66%	5,349	67	5.02%
Securities (1)	308,171	3,391	4.43%	286,256	3,121	4.37%
Loans (2)	474,612	7,735	6.55%	420,666	7,999	7.63%
Total earning assets	812,431	11,298	5.59%	729,263	11,412	6.28%

Non-earning assets	43,285			39,999
Total assets	$855,716			$769,262

Liabilities:
Savings accounts	$70,034	$70	0.40%	$78,974	$125	0.63%
Money market accounts	131,748	630	1.92%	91,859	903	3.94%
NOW accounts	89,597	273	1.23%	78,230	257	1.32%
Time & other deposit accounts	350,837	3,359	3.85%	318,288	3,424	4.31%
Borrowings	61,979	607	3.94%	60,679	626	4.14%
Total interest bearing liabilities	704,195	4,939	2.82%	628,030	5,335	3.41%

Non-interest bearing deposits	74,434			72,530
Other non-interest bearing liabilities	7,036			3,974
Total liabilities	785,665			704,534
Shareholders' equity	70,051			64,728
Total liabilities and shareholders' equity	$855,716			$769,262

Net interest income		$6,359			$6,077

Net interest rate spread (3)			2.77%			2.87%

Net earning assets	$108,236			$101,233

Net interest margin (4)			3.15%			3.34%

Net interest margin (tax-equivalent)			3.38%			3.63%

Ratio of earning assets to interest bearing liabilities	115.37%			116.12%

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

Index

	For the Six Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$22,889	$298	2.62%	$17,110	$448	5.28%
Interest bearing deposits	10,922	150	2.76%	3,312	80	4.87%
Securities (1)	298,802	6,601	4.44%	289,181	6,310	4.40%
Loans (2)	461,167	15,649	6.82%	414,927	15,688	7.62%
Total earning assets	793,780	22,698	5.75%	724,530	22,526	6.27%

Non-earning assets	43,332			39,341
Total assets	$837,112			$763,871

Liabilities:
Savings accounts	$69,303	$151	0.44%	$80,085	$252	0.63%
Money market accounts	123,836	1,378	2.24%	89,305	1,748	3.95%
NOW accounts	85,845	538	1.26%	79,249	501	1.27%
Time & other deposit accounts	346,646	6,921	4.02%	315,394	6,687	4.28%
Borrowings	61,916	1,206	3.92%	60,232	1,197	4.01%
Total interest bearing liabilities	687,546	10,194	2.98%	624,265	10,385	3.35%

Non-interest bearing deposits	72,206			71,474
Other non-interest bearing liabilities	7,473			4,327
Total liabilities	767,225			700,066
Shareholders' equity	69,887			63,805
Total liabilities and shareholders' equity	$837,112			$763,871

Net interest income		$12,504			$12,141

Net interest rate spread (3)			2.77%			2.92%

Net earning assets	$106,234			$100,265

Net interest margin (4)			3.17%			3.38%

Net interest margin (tax-equivalent)			3.41%			3.65%

Ratio of earning assets to interest bearing liabilities	115.45%			116.06%

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

Index

Table of Non-Performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated.

Dollars in thousands	At June 30, 2008	At December 31, 2007
Loans in non-accrual status:
Residential real estate (1)	$1,109	$895
Commercial real estate	4,645	4,341
Commercial (2)	406	843
Consumer	21	7
Total non-accruing loans	6,181	6,086
Loans contractually past due 90 days or more and still accruing interest	207	50
Troubled debt restructured loans	0	0
Total non-performing loans	6,388	6,136
Other real estate owned	158	247
Total non-performing assets	$6,546	$6,383
Total non-performing assets as a percentage of total assets	0.75%	0.80%
Total non-performing loans as a percentage of total loans	1.28%	1.38%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$6,965	$6,718	$6,977	$6,680

Charge-offs:
Residential real estate (1)	0	94	7	97
Commercial real estate	9	115	88	120
Commercial (2)	49	7	78	105
Consumer	256	157	442	376
Total charge-offs	314	373	615	698

Recoveries:
Residential real estate (1)	58	17	59	22
Commercial real estate	43	41	43	41
Commercial (2)	1	105	17	117
Consumer	37	82	84	168
Total recoveries	139	245	203	348

Net charge-offs	175	128	412	350
Provision for loan losses	175	240	400	500
Balance at end of period	$6,965	$6,830	$6,965	$6,830

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.15%	0.12%	0.18%	0.17%

Allowance for loan losses to total loans	1.39%	1.59%	1.39%	1.59%

Allowance for loan losses to non-performing loans	109%	131%	109%	131%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Overview.  Total assets increased $81.067 million, or 10.2%, during the first six months of 2008.  As of June 30, 2008, total assets were $874.747 million.  This compares to $793.680 million in total assets at December 31, 2007.   During the first six months of 2008 we continued to focus our personnel, marketing, and operational resources on increasing the outstanding balances in our commercial, residential, and consumer loan portfolios.  Due to these efforts, approximately 67% of the growth in total assets was recorded in the loan portfolio.  Between December 31, 2007 and June 30, 2008, total loans increased from $445.105 million to $499.578 million, a $54.473 million or 12.2% increase.  In addition, we expanded our geographic market by opening a loan production office in Cicero, New York (Onondaga County) in 2008.

The growth in total assets was funded by increases in both total deposits and long-term borrowings.  Throughout the first six months of 2008, the outstanding balances in our interest-bearing, non-maturity deposit account liabilities and certificates of deposit (over $100,000) increased rapidly due principally to municipal deposit growth.  Total deposits increased $68.938 million or 10.5% over the first six months of 2008, from $657.494 million at December 31, 2007 to $726.432 million at June 30, 2008.

Long-term borrowings increased from $41.538 million at December 31, 2007 to $56.110 million at June 30, 2008, a $14.572 million or 35.1% increase.  During the first half of 2008, we originated and held for our loan portfolio a pool of 15 to 30-year fixed rate residential mortgage loans, as well as several large commercial real estate loans with a fixed rate of interest for up to 10 years.  To mitigate the interest rate risk associated with these lending activities, we borrowed long-term funds at the Federal Home Loan Bank of New York.

Total shareholders’ equity decreased slightly during the first half of 2008, from $69.399 million at December 31, 2007 to $69.351 million at June 30, 2008, a $48 thousand decrease.  Retained earnings decreased from $93.618 million at December 31, 2007 to $93.029 million at June 30, 2008.  During the period we recorded net income of $2.845 million and paid $1.995 million in cash dividends to shareholders.  In addition, we recorded a $1.537 million decrease to retained earnings in conjunction with the adoption of a new accounting standard promulgated by the FASB, which required us to record the post-retirement aspects of our executive split-dollar life insurance benefit plan through retained earnings.  Finally, between December 31, 2007 and June 30, 2008 there was a slight decrease in the general level of interest rates due to a slowing national economy.  This helped increase the fair value of our available-for-sale investment securities portfolio, resulting in a $541 thousand net change in accumulated other comprehensive income / (loss) between December 31, 2007 and June 30, 2008.  Accumulated other comprehensive income at June 30, 2008 was $269 thousand.  This compares to an accumulated other comprehensive loss of $272 thousand at December 31, 2007.  Total shareholders’ equity to total assets was 7.93% at June 30, 2008 as compared to 8.74% at December 31, 2007.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.  Between December 31, 2007 and June 30, 2008, non-performing loans increased, while potential problem loans and delinquent loans decreased.

Total non-performing loans, which include non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $252 thousand or 4.1% during the first half of 2008, from $6.136 million at December 31, 2007 to $6.388 million at June 30, 2008.  At June 30, 2008, the total non-performing loans as a percentage of total loans outstanding was 1.3%.  This compares to 1.4% at December 31, 2007.  Between December 31, 2007 and June 30, 2008, the level of non-performing loans secured by 1-4 family residential properties and commercial real estate increased, while the level of non-performing commercial and industrial loans and loans secured by 5 or more family residential properties decreased.

Potential problem loans are loans that are currently performing, but where information about possible credit problems exists.  The amount of our potential problem loans may vary significantly from quarter to quarter due to the significant volume of commercial loans with balances in excess of $1.0 million.  During the first six months of 2008, potential problem loans decreased $1.369 million, from $6.325 million at December 31, 2007 to $4.956 million at June 30, 2008.  Potential problem loans as a percent of total loans outstanding equaled 1.0% at June 30, 2008, versus 1.4% at December 31, 2007.  Between

Index

December 31, 2007 and June 30, 2008, several large commercial loans were paid off by the borrower.  In addition, certain loans identified in previous periods as potential problem loans were moved to non-performing status.

We recorded net loan charge-offs of $412 thousand during the six-month period ended June 30, 2008.  This compares to $350 thousand for the same period last year.  Annualized net loan charge-offs as a percent of average total loans outstanding was 0.18% for the six-month period ended June 30, 2008, versus 0.17% for the same period last year.  The increase in net charge-offs between comparable six-month periods was principally due to an increase in losses on consumer installment loans (secured by automobiles).

At June 30, 2008, loans that were 30 or more days delinquent (excluding non-performing loans) totaled $3.159 million or 0.6% of loans outstanding.  By comparison, at December 31, 2007 we had $3.917 million or 0.9% of loans outstanding in this same category, a $758 thousand or 19.4% decrease.  We considered the level of delinquent loans at June 30, 2008 to be manageable and well within management’s targeted guideline of less than 2.0% of loans outstanding.

The allowance for loan losses at June 30, 2008 was $6.965 million or 1.4% of gross loans outstanding.  This compares to $6.977 million or 1.6% of loans outstanding at December 31, 2007.  During the six-month period ended June 30, 2008, we recorded $400 thousand in the provision for loan losses versus net charge-offs of $412 thousand, resulting in a $12 thousand net decrease in the allowance for loan losses.  Both our management and Board of Directors deemed the allowance for loan losses adequate at June 30, 2008 and December 31, 2007.

The credit quality of our debt securities is strong.  At June 30, 2008, 99.8% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moody’s credit rating services; 89.1% were rated “AAA”.  This compares to 99.5% and 95.5%, respectively, at December 31, 2007.  The decrease in “AAA” rated investment securities was principally due to the downgrade of approximately $10.6 million of insured municipal investment securities from “AAA” to “AA” during the second quarter of 2008.

Obligations of States and Political Subdivisions (Municipal Bonds) Credit Quality Table:

The following table summarizes the insured and uninsured status of the Bank’s municipal securities portfolio (excluding notes issued directly by the Bank to local municipalities) at June 30, 2008.  The values and percentages presented are based on the par value of the municipal securities portfolio at June 30, 2008.

Dollars in thousands
AAA (1)		AA		A	BAA	Not Rated
Uninsured / Un-Enhanced	Insured / Enhanced	Uninsured / Un-Enhanced	Insured / Enhanced	Un-Enhanced	Enhanced	Enhanced	Un-Enhanced	Total
$7,915	$13,820	$9,010	$13,220	$1,270	$6,680	$480	$445	$52,840
15.0%	26.2%	17.1%	25.0%	2.4%	12.6%	0.9%	0.8%

Total AAA	$21,735	Total AA	$22,230	Total A	$7,950
	41.1%		42.1%		15.0%

(1) Moody's ratings

We purchase our municipal securities based on the underlying creditworthiness of the issuing municipality and have not relied on the insurance enhancement attached to the security.

D. Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007

Overview.  There was a significant decrease in our net income and earnings per share between comparable three-month periods ended June 30, 2008 and 2007.  During the second quarter of 2008, we recorded net income and earnings per share of $1.407 million and $0.13, respectively.  This compares to $2.407 million in net income and earnings per share of $0.23 during the second quarter of 2007.  The $1.000 million decrease in net income and the $0.10 decrease in earnings per share between

Index

comparable quarters were due principally to a significant decrease in non-interest income and a significant increase in non-interest expense.  Total non-interest income decreased from $2.346 million in the second quarter of 2007 to $1.917 million in the second quarter of 2008, a $429 thousand or 18.3% decrease.  During the second quarter of 2008, we recorded $185 thousand in losses on the impairment / disposal of fixed assets.  In comparison, during the second quarter of 2007 we recorded $200 thousand of non-interest income from flood grants obtained in connection with flood-related losses we incurred on two of our branch office facilities during 2006.

Total non-interest expense for the three-month period ended June 30, 2008 was $6.195 million as compared to $5.221 million for the three-month period ended June 30, 2007, a $974 thousand or 18.7% increase between periods.  In the second quarter of 2008, we incurred significant non-interest expenses due to our market expansion plans, or, more specifically, the opening of a new branch office and a loan production office.

The increase in non-interest expense and decrease in non-interest income was offset, in part, by a $282 thousand increase in net interest income, a $65 thousand decrease in the provision for loan losses, and a $56 thousand decrease in income taxes.  Between the second quarter of 2007 and the second quarter of 2008, we significantly reduced the interest rates paid on interest-bearing deposit accounts and recorded a $396 thousand decrease in interest expense between comparable periods.  In addition, to mitigate the decrease in interest income due to falling interest rates, we significantly increased earning assets, particularly loans, between the comparable periods.

The provision for loan losses decreased $65 thousand between the second quarter of 2007 and the second quarter of 2008 due primarily to a decrease in the level of delinquent loans and potential problem loans.  We recorded $175 thousand in the provision for loan losses during the second quarter of 2008, as compared to $240 thousand in the second quarter of 2007.

The decrease in net income resulted in a decrease in the both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.66% in the second quarter of 2008 as compared to 1.26% in the second quarter of 2007.  Similarly, the return on average shareholders equity decreased from 14.92% in the second quarter of 2007 to 8.08% in the second quarter of 2008.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the second quarter of 2008, net interest income comprised 77% of our net revenue (net interest income plus non-interest income).  This compares to 72% in the second quarter of 2007.  For the three-month period ended June 30, 2008, our net interest income was $6.359 million.  By comparison, for the three-month period ended June 30, 2007, our net interest income was $6.077 million.  The $282 thousand or 4.6% increase in net interest income between comparable periods was due, in large part, to a significant increase in our earning asset balances.  During the second quarter of 2008, average earning assets totaled $812.431 million.  This compares to average earning assets of $729.263 million in the second quarter of 2007, an $83.168 million or 11.4% increase between comparable quarters.

The yield on our earning assets decreased 69 basis points between comparable three-month periods, from 6.28% in the second quarter of 2007 to 5.59% in the second quarter of 2008.  Between September 2007 and April 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 325 basis points, from 5.25% to 2.00%, due to a slowing national economy.  These actions reduced the yield on our federal funds sold, interest bearing deposits (at other banks), and loans, which negatively affected interest income.  Between these periods, however, we embarked on an aggressive strategy to increase earning assets, particularly loans.  The increase in the average outstanding volume of our earning assets due to these efforts offset a substantial portion of the decrease in interest income caused by lower earning asset yields.  We recorded $11.298 million of interest income during the second quarter of 2008 as compared to $11.412 million in the second quarter of 2007, a $114 thousand or 1.0% decrease.  The interest income recorded on loans, our highest yielding and largest earning asset portfolio, decreased by only $264 thousand, from $7.999 million in the second quarter of 2007 to $7.735 million in the second quarter of 2008, despite a 108 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $474.612 million in the second quarter of 2008 as compared to $420.666 million in the second quarter of 2007, a $53.946 million or 12.8% increase.

Although we lowered most of the interest rates offered on our deposit accounts as interest rates declined, our net interest margin declined on a comparable quarter basis.  During the second quarter of 2008, our tax-equivalent net interest margin was 3.38%.  This compares to 3.63% in the second quarter of 2007, a

Index

25 basis point decrease between comparable quarters.

We recorded $4.939 million in total interest expense during the second quarter of 2008 as compared to $5.335 million in the second quarter of 2007, a $396 thousand or 7.4% decrease between the periods.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts.  During the second quarter of 2007, we recorded $903 thousand of interest expense on our money market deposit accounts at an average rate of 3.94%.  By comparison, during the second quarter of 2008, we recorded only $630 thousand of interest expense at an average rate of 1.92%.  The 202 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  During the second quarter of 2008, the average rate paid on interest-bearing liabilities totaled 2.82%.  This compares to 3.41% during the second quarter of 2007.  The reduction in interest expense due to decreases in the average rate paid on interest-bearing liabilities, totaling $1.056 million, was offset, in part, by a $660 thousand increase in interest expense due to an increase in the average volume of interest-bearing liabilities between comparable periods.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008 vs. 2007			2008 vs. 2007
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)			(Dollars in thousands)
Earning assets:
Federal funds sold	$(146)	$21	$(125)	$(271)	$121	$(150)
Interest bearing deposits	(42)	47	5	(47)	117	70
Securities	36	234	270	65	226	291
Loans	(1,230)	966	(264)	(1,719)	1,680	(39)
Total earning assets	(1,382)	1,268	(114)	(1,972)	2,144	172

Interest-bearing liabilities:
Savings accounts	(42)	(13)	(55)	(70)	(31)	(101)
Money market accounts	(571)	298	(273)	(912)	542	(370)
NOW accounts	(20)	36	16	(4)	41	37
Time & other deposit accounts	(391)	326	(65)	(416)	650	234
Borrowings	(32)	13	(19)	(26)	35	9
Total interest bearing liabilities	(1,056)	660	(396)	(1,428)	1,237	(191)

Change in net interest income	$(326)	$608	$282	$(544)	$907	$363

Net interest income increased $282 thousand between the second quarter of 2007 and the second quarter of 2008.  Between the periods, we recorded a $114 thousand decrease in interest income versus a $396 decrease in interest expense.  The decrease in interest income between comparable quarters was principally driven by a significant decrease in the yield on all categories of earning assets except securities, offset, in part, by a significant increase in the average outstanding balances for all categories of earning assets, including a substantial increase in average loan balances outstanding.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume in all categories of interest-bearing

Index

liabilities except savings accounts.

Between September 2007 and April 2008, the Federal Open Market Committee lowered the federal funds target rate by 325 basis points due to a weakening national economy.  The precipitous drop in the federal funds rate and other market interest rates caused a significant reduction in both our interest-earning asset yields and interest-bearing liability costs.  Conversely, our strategy to increase the Company’s earning assets contributed to increases in both interest income and interest expense due to volume factors.  More specifically, interest income decreased $114 thousand between the three-month period ended June 30, 2007 and the three-month period ended June 30, 2008 due to a significant decrease in the average yield on earning assets, offset, in part, by a significant increase in the volume of earning assets.  Between the second quarter of 2007 and the second quarter of 2008, the volume of earning assets increased $83.168 million, which contributed $1.268 million of additional interest income.  Over the same period, the interest income generated on earning assets decreased $1.382 million due to rate factors.

Throughout 2007 and the first half of 2008, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we increased the average outstanding balances in our loan portfolio from $420.666 million in the second quarter of 2007 to $474.612 million in the second quarter of 2008.  The growth in the loan portfolio contributed $966 thousand of additional interest income between comparable quarters.  This improvement was offset, however, by a $1.230 million decrease in interest income due to a decrease in the average yield on loans between comparable quarters as market interest rates dropped.  Due to these two factors, the interest income recorded on loans decreased $264 thousand between comparable quarters.

Similar to loans, we recorded a $125 thousand decrease in interest income on federal funds sold between the second quarter of 2007 and the second quarter of 2008.  Although we slightly increased the average volume of federal funds sold between comparable periods, which contributed $21 thousand of incremental interest income, the increase in volume was offset by a $146 thousand decrease in interest income due to rate factors.

The interest income recorded on our investment securities portfolio increased $270 thousand between the second quarter of 2007 and the second quarter of 2008, $234 thousand due to volume and $36 thousand due to rate.  As we increased deposit liabilities and borrowings between comparable periods, we invested a portion of these funds in investment securities.  Between the comparable quarters, maturing investment securities were replaced by new investment securities at higher effective yields.  Many of the securities that matured and amortized between June 2007 and June 2008 were initially purchased during 2003, 2004, and 2005, when investment securities yields were at historical lows.

The average outstanding balances in our interest-bearing deposits at other banks increased from $5.349 million in the second quarter of 2007 to $10.872 million in the second quarter of 2008.  Due to a decrease in short-term interest rates between the periods, the average yield on this portfolio declined from 5.02% in the second quarter of 2007 to 2.66% in the second quarter of 2008.  A $47 thousand increase in interest income due to an increase in volume of the portfolio was offset, in part, by a $42 thousand decrease in interest income due to rate.  These factors taken together resulted in a $5 thousand increase in interest income on this portfolio between the periods.

We recorded $3.359 million in interest expense on time and other accounts during the second quarter of 2008 as compared to $3.424 million in the second quarter of 2007, a $65 thousand or 1.9% decrease in interest expense between the periods.  Due primarily to an increase in municipal customer certificates of deposit, the average outstanding balances in time and other deposit accounts increased $32.549 million between the second quarter of 2007 and the second quarter of 2008.  This increase in the volume of time and other deposit accounts increased interest expense $326 thousand between comparable quarters.  As short-term interest rates dropped in late 2007 and the first half of 2008, we lowered the interest rates offered on new and renewed certificates of deposit.  These rate factors caused interest expense on time and other deposit accounts to decrease by $391 thousand between comparable quarters.

Interest expense on money market deposit accounts decreased $273 thousand between the second quarter of 2007 and the second quarter of 2008.  As short-term interest rates decreased between June 2007 and April 2008, we lowered the interest rate paid on money market deposit accounts.  Although this decreased interest expense on money market deposit accounts by $571 thousand between the second quarter of 2007 and the second quarter of 2008, the decrease was offset in part by a $298 thousand increase in interest expense on money market deposit accounts due to volume.  The average outstanding

Index

balance in money market accounts increased $39.889 million or 43.4% between comparable quarters, from $91.859 million in the second quarter of 2007 to $131.748 million in the second quarter of 2008.

In the first quarter of 2008, we decreased the interest rates paid on statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a decrease in the average outstanding balances on these accounts.  These factors resulted in a $55 thousand decrease in interest expense between the second quarter of 2007 and the second quarter of 2008, $42 thousand due to rate and $13 thousand due to volume.

The average rate paid on NOW accounts decreased from 1.32% in the second quarter of 2007 to 1.23% in the second quarter of 2008.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $78.230 million in the second quarter of 2007 to $89.597 million in the second quarter of 2008, due principally to an increase in municipal deposit accounts.  Between comparable periods, interest expense on NOW accounts increased by $16 thousand.  The increase in the volume of NOW accounts increased interest expense $36 thousand between comparable periods, but was offset, in part, by a $20 thousand decrease in interest expense due to a decrease in rate.

Between the second quarter of 2007 and the second quarter of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The interest rates on these new long-term borrowings were generally less than the interest rates on maturing long-term borrowings, which dropped our average cost of borrowings from 4.14% in the second quarter of 2007 to 3.94% in the second quarter of 2008.  Interest expense on borrowings decreased $19 thousand between comparable quarters.  An increase in the average volume of borrowings increased interest expense by $13 thousand, while the decrease in the average rate paid on borrowings decreased interest expense by $32 thousand.

Provision for Loan Losses.  We recorded $175 thousand in the provision for loan losses for the three- month period ended June 30, 2008.  This compares to $240 thousand for the three-month period ended June 30, 2007, a $65 thousand decrease.  The provision for loan losses decreased principally because we experienced a decrease in the level of potential problem loans and loans 30 to 89 days delinquent.  At June 30, 2008, potential problem loans were $4.956 million.  This compares to $6.325 million at December 31, 2007.  Loans 30 to 89 days delinquent totaled $3.159 million at June 30, 2008, as compared to $3.917 million at December 31, 2007.  The improvement in these credit factors was tempered by modest increases in non-performing loans and net charge-offs.  Non-performing loans totaled $6.388 million at June 30, 2008, as compared to $6.136 million at December 31, 2007.  We recorded net charge-offs of $175 thousand in the second quarter of 2008 as compared to $128 thousand in the second quarter of 2007.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, gain on life insurance coverage, other service fees, gain on sale of consolidated insurance agency subsidiary, net (loss) / gain on impairment and sale of fixed assets, flood grants, and other income.  Non-interest income decreased in the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007.  Specifically, total non-interest income decreased from $2.346 million in the second quarter of 2007 to $1.917 million in the second quarter of 2008, a $429 thousand or 18.3% decrease.  The decrease in non-interest income between comparable quarters was significantly influenced by four distinct events that in total were responsible for $365 thousand or 85% of the decrease.

First, during the second quarter of 2008 we sold our membership interest in Mang – Wilber LLC, our insurance agency subsidiary, and recorded a $628 thousand gain on the sale.  Second, during the second quarter of 2008 we abandoned the development of a branch facility in Dewitt, New York and recorded a $178 thousand impairment charge for engineering, architectural, and site development costs incurred during the pre-construction phase of the project.  Third, during the second quarter of 2007 a senior executive of the Company died unexpectedly.  Due to his death, we recorded a $615 thousand (non-taxable) gain on bank-owned life insurance coverage during the period.  Fourth and finally, during the second quarter of 2007 we recorded $200 thousand of flood grant income, which was awarded to us in conjunction with certain flood-related impairments we recorded on two of our branch office facilities during 2006.

Other categories of non-interest income that changed significantly between comparable quarterly periods

Index

include trust fees, service charges on deposit accounts, net investment security (losses) / gains, and the net gain on sale of loans.

Trust fees increased $26 thousand or 6.5% between the three-month period ended June 30, 2007 and the three-month period ended June 30, 2008.  During the second quarter of 2008, we recorded $426 thousand in trust fees as compared to $400 thousand in the second quarter of 2007.  The increase between comparable quarters was principally due to an increase in executor fees.  During the second quarter of 2008, we recorded executor fees totaling $36 thousand.  By comparison, during the second quarter of 2007 we recorded no executor fees.

During the second quarter of 2008, we recorded $530 thousand in service charges on deposit accounts.  This compares to $483 thousand during the second quarter of 2007, a $47 thousand or 9.7% increase.  The net increase in service charges on deposit accounts was primarily due to two factors: an increase in penalty charges on checking accounts and an increase in deposit service charges on business checking accounts.  During 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and increasing penalty charges on checking accounts.  In March 2008 we increased the monthly and per item fees across our business checking account product line.

During the second quarter of 2008, we recognized net investment securities losses of $19 thousand due to a decrease in the value of our trading securities portfolio.  Our trading securities portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.  By comparison, during the second quarter of 2007 we recognized net investment securities gains of $79 thousand due to an increase in the value of our trading securities portfolio.

During the first quarter of 2007, we acquired Provantage Funding Corporation (“Provantage”), a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  Provantage, in the normal course of its business, sells a portion of its originated loans to third party financial institutions.  These mortgages are recorded in loans held for sale and sold to these third parties at a premium (less the costs to sell), which is recorded as a component of net gain on sale of loans.  During the second quarter of 2008, we recorded a $22 thousand net gain on the sale of these loans.  This compares to $78 thousand during the second quarter of 2007.  Although total residential mortgage loan originations increased period over period, the net gain recorded on the sale of these loans decreased because more of these loans were retained for our own loan portfolio.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Total non-interest expense increased $974 thousand or 18.7% on a comparable quarter basis, from $5.221 million in the second quarter of 2007 to $6.195 million in the second quarter of 2008.  The substantial increase in total non-interest expense between comparable quarters was principally due to various market expansion, product enhancement, and bank operating system enhancements.

Salaries expense increased $534 thousand or 22.2% between comparable quarterly periods, from $2.407 million in the second quarter of 2007 to $2.941 million in the second quarter of 2008.  The increase in salaries expense between the comparable periods was due primarily to an increase in base salaries, commission, incentive, and overtime pay.  In the first quarter of 2008 we hired eight banking professionals from the Syracuse, New York marketplace to staff our Cicero, New York (Onondaga County) loan representative office, and during the second quarter of 2008 we opened a full-service branch office in Halfmoon, New York (Saratoga County).  In addition, we recorded $156 thousand in salaries expense for Provantage during the second quarter of 2008 as compared to $89 thousand in the second quarter of 2007, a $67 thousand increase between the periods.  Finally, throughout 2007 and the first half of 2008, we hired additional sales and operations staff and provided merit pay raises to existing staff.  The increase in base salaries, overtime, incentive, and commission, pay totaling $611 thousand, was offset, in part, by a $77 thousand decrease in executive deferred compensation pay between the periods.

We recorded employee benefits expense of $643 thousand in the second quarter of 2008 as compared to $760 thousand in the second quarter of 2007, a $117 thousand or 15.4% decrease.  During the second quarter of 2008, we recorded $270 thousand in group health insurance expense.  This compares to $402 thousand in the second quarter of 2007, a $132 thousand decrease.  In the second quarter of 2007 we experienced a significant increase in claims on our partially self-insured health insurance plan.  In

Index

addition, during the second quarter of 2008 we recorded a $98 thousand benefit on the Company’s defined benefit retirement plan.  This compares to a $40 thousand benefit in the second quarter of 2007.  Our defined benefit plan was frozen in 2006, and the plan assets have performed well.  Finally, during the second quarter of 2008, our 401k plan expense and unemployment insurance costs decreased by $65 thousand, from $172 thousand in the second quarter of 2007 to $107 thousand in the second quarter of 2008.  These improvements, totaling $255 thousand, were offset by significant increases in FICA expense, group life insurance and group disability expense, employee education expense, and other benefits.

On a combined basis, occupancy expense of company premises and furniture and fixture expense increased $187 thousand or 31.0%, from $604 thousand in the second quarter of 2007 to $791 thousand in the second quarter of 2008.  During 2008 we began incurring a lease expense on two new facilities, namely our representative loan office in Cicero, New York (Onondaga County) and our full-service branch office facility in Halfmoon, New York (Saratoga County).  In addition, during 2007 we made various investments in our premises and equipment and assumed certain lease agreements in connection with the Provantage. These endeavors increased depreciation expense, equipment maintenance costs, building repairs, insurance cost, property taxes, and rents by an aggregate $187 thousand between comparable periods.

Computer service fees increased $193 thousand or 103.8% between comparable quarters, from $186 thousand in the second quarter of 2007 to $379 thousand in the second quarter of 2008.  In the first quarter of 2008, we migrated our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  We also converted our payroll system from proprietary software to a third party software provider.  On a combined basis, these two computer system changes were responsible for $180 thousand or 93.3% of the net increase in computer service fees period over period, $163 thousand due to the core system migration and $17 thousand due to the payroll system.

Advertising and marketing expenses increased $23 thousand or 16.4% between comparable quarters, from $140 thousand in the second quarter of 2007 to $163 thousand in the second quarter of 2008.  To support our market expansion efforts into the Capital District of New York and the greater Syracuse market, we engaged a professional public relations firm and purchased additional newspaper and other advertising media spots during the second quarter of 2008.

Professional fees decreased from $255 thousand in the second quarter of 2007 to $216 thousand in the second quarter of 2008, a $39 thousand or 15.3% decrease.  We recorded a $28 thousand decrease in external audit expenses and a $17 thousand decrease in personnel placement fees between the three-month periods ended June 30, 2008 and 2007.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses (expenses related to real estate properties formerly pledged as collateral on loans that we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure), minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the three-month period ended June 30 2008, other miscellaneous expenses increased $193 thousand or 22.2%, from $869 thousand in the three-month period ended June 30, 2007 to $1.062 million in the three-month period ended June 30, 2008.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

Index

	For the Three Months Ended June 30,
Description of Other Miscellaneous Expense	2008	2007	Increase / (Decrease)
	Dollars in thousands
Bad debt collection expenses	$23	$65	$(42)
Accounts receivable financing program services	13	34	(21)
Postage and shipping	63	93	(30)
Telephone and communications	120	52	68
Travel and entertainment	94	65	29
Software amortization	70	41	29
Other losses	25	(2)	27
Loss on disposal of other real estate	100	1	99
All other miscellaneous expense items, net	554	520	34
Total other miscellaneous expense	$1,062	$869	$193

Income Taxes.  Income tax expense decreased from $555 thousand during the three-month period ended June 30, 2007 to $499 thousand during the three-month period ended June 30, 2008.  The decrease in income tax expense was primarily due to a decrease in income before tax, offset by an increase in the effective tax rate.  The effective tax rate increased between periods, from 18.7% in the three-month period ended June 30, 2007 to 26.2% in the three-month period ended June 30, 2008, due to a smaller proportion of the Company’s income being derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance.  In addition, during the second quarter of 2007 we recorded a $615 thousand gain on life insurance coverage, which was non-taxable revenue.

E. Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007

Overview.  Net income and earnings per share decreased significantly between the comparable six-month periods ended June 30, 2008 and 2007.  During the first six months of 2008, we recorded net income and earnings per share of $2.845 million and $0.27, respectively.  This compares to $4.356 million in net income and earnings per share of $0.41 during the first six months of 2007.  The $1.511 million decrease in net income and the $0.14 decrease in earnings per share between comparable periods were caused by a significant decrease in non-interest income and a significant increase in non-interest expense.  Total non-interest income decreased from $4.103 million in the first half of 2007 to $3.448 million in the first half of 2008, a $655 thousand or 16.0% decrease.  The decrease in non-interest income between comparable periods was significantly impacted by five distinct events, two of which were recorded in the first half of 2008 and three of which were recorded in the first half of 2007.

During the first six months of 2008, as compared to the comparable period in 2007, we recorded a significant increase in non-interest expense due principally to our market expansion and asset growth strategy.  Salaries, occupancy expense of bank premises, furniture and fixture expense, computer service fees, advertising and marketing, and other miscellaneous expenses all increased, while employee benefits expense and professional fees decreased.  Total non-interest expense increased $1.634 million or 16.0% between comparable six-month periods, from $10.185 million in the six-month period ended June 30, 2007 to $11.819 million in the six-month period ended June 30, 2008.

The increase in non-interest expense and decrease in non-interest income was offset, in part, by a $363 thousand increase in net interest income, a $100 thousand decrease in the provision for loan losses, and a $315 thousand decrease in income taxes.  Between the six months ended June 30, 2007 and the six months ended June 30, 2008, we reduced the interest rates paid on interest-bearing deposit accounts and recorded a $191 thousand decrease in interest expense between comparable periods.  In addition, we increased the average outstanding balances in all categories of earning assets, particularly loans, between the comparable periods in order to mitigate the decrease in interest income due to declining asset yields.

Index

The provision for loan losses decreased $100 thousand between the six-month period ended June 30, 2007 and the six-month period ended June, 30 2008 due primarily to a decrease in the level of delinquent loans and potential problem loans.  We recorded $400 thousand in the provision for loan losses during the first half of 2008 as compared to $500 thousand in the first half of 2007.

The decrease in net income resulted in a decrease in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.68% in the first half of 2008 as compared to 1.15% in the first half of 2007.  Similarly, the return on average shareholders’ equity decreased from 13.77% in the first half of 2007 to 8.19% in the first half of 2008.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first half of 2008, net interest income comprised 78% of our net revenue (net interest income plus non-interest income).  This compares to 75% in the first half of 2007.  In the six-month period ended June 30, 2008, our net interest income was $12.504 million.  By comparison, for the six-month period ended June 30, 2007, our net interest income was $12.141 million.  The $363 thousand or 3.0% increase in net interest income between comparable periods was due, in large part, to a significant increase in our earning asset balances.  During the first half of 2008, average earning assets totaled $793.780 million.  This compares to average earning assets of $724.530 million in the first half of 2007, a $69.250 million or 9.6% increase between the comparable quarters.

Although we lowered most of the interest rates offered on our deposit accounts as interest rates declined, our net interest margin declined on a comparable period basis.  During the first half of 2008, our tax-equivalent net interest margin was 3.41%.  This compares to 3.65% in the first half of 2007, a 24 basis point decrease between comparable periods.

The yield on our earning assets decreased 52 basis points between comparable six-month periods, from 6.27% in the first half of 2007 to 5.75% in the first half of 2008.  Between September 2007 and April 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 325 basis points, from 5.25% to 2.00%, due to a slowing national economy.  These actions reduced the yield on our federal funds sold, interest bearing deposits (at other banks), and loans between comparable six-month periods.  To counteract a decreasing net interest margin, we deployed a strategy to grow the total assets of the Company and increased the average outstanding balances in all categories of earning assets with a special emphasis on loans, our highest yielding portfolio.  The increase in the average outstanding volume of our earning assets due to these efforts offset the decrease in interest income caused by lower earning asset yields.  We recorded $22.698 million of interest income during the six-month period ended June 30, 2008 as compared to $22.526 million in the six-month period ended June 30, 2007, a $172 thousand or 0.8% increase.  The interest income recorded on loans only decreased $39 thousand or 0.2%, from $15.688 million in the first half of 2007 to $15.649 million in the first half of 2008, in spite of an 80 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $461.167 million in the six-month period ended June 30, 2008 as compared to $414.927 million in the six-month period ended June 30, 2007, a $46.240 million or 11.1% increase.

We recorded $10.194 million in total interest expense during the six-month period ended June 30, 2008 as compared to $10.385 million in the six-month period ended June 30, 2007, a $191 thousand or 1.8% decrease between the periods.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities.  Between periods, however, the average outstanding balance in savings accounts, the least expensive category of interest-bearing deposits, decreased, while the average outstanding balances in time accounts and money market accounts, our more expensive categories of interest-bearing deposits, increased.  This change in the composition of interest-bearing deposits reduced the potential cost savings of our deposit rate actions between the periods.

Between comparable six-month periods, the average rate paid on savings accounts decreased from 0.63% in the first half of 2007 to 0.44% in the first half of 2008.  In addition, due to the low rate of interest offered on savings accounts, the average outstanding balance in savings accounts declined from $80.085 million in the first half of 2007 to $69.303 million in the first half of 2008, a $10.782 million or 13.5% decrease.  Correspondingly, interest expense on savings accounts decreased from $252 thousand in the six-month period ended June 30, 2007 to $151 thousand in the six-month period ended June 30, 2008.

The average outstanding balances in NOW accounts, money market accounts, and time and other deposit accounts all increased significantly between comparable six-month periods.  On a combined basis, the average outstanding balances in these interest-bearing deposit categories increased $72.379

Index

million or 15.0% despite declining interest rates.

The average rate paid on money market accounts decreased from 3.95% in the first half of 2007 to 2.24% in the first half of 2008, but average outstanding balances increased from $89.305 million to $123.836 million over these same periods.  We recorded interest expense on money market accounts of $1.378 million in the six-month period ended June 30, 2008 versus $1.748 million in the six-month period ended June 30, 2007, a $370 thousand or 21.2% decrease between periods.

Similarly, the average rate paid on time and other deposit accounts decreased from 4.28% in the first half of 2007 to 4.02% in the first half of 2008, but average outstanding balances increased from $315.394 million to $346.646 million over these same periods.  We recorded interest expense on time and other deposit accounts of $6.921 million in the six-month period ended June 30, 2008 versus $6.687 million in the six-month period ended June 30, 2007, a $234 thousand or 3.5% increase between periods.

Between the six-month period ended June 30, 2007 and the six-month period ended June 30, 2008, the average outstanding balance of NOW accounts increased $6.596 million or 8.3%, but the average interest rate paid decreased by only 1 basis point, from 1.27% in the first half of 2007 to 1.26% in the first half of 2008.  As a result of these changes, interest expense on NOW accounts increased from $501 thousand in the six-month period ended June 30, 2007 to $538 thousand in the six-month period ended June 30, 2008, a $37 thousand or 7.4% increase between comparable periods.  The increase in average outstanding balances between the periods was principally due to an increase in municipal deposits.

Rate and Volume Analysis:  Net interest income increased $363 thousand between the six-month period ended June 30, 2007 and the six-month period ended June 30, 2008.  Between the periods, we recorded a $172 thousand increase in interest income and a $191 thousand decrease in interest expense.  The increase in interest income between the comparable six-month periods was principally driven by a significant increase in the average outstanding balances for all categories of earning assets, including a substantial increase in average loan balances outstanding, offset, in part, by a decrease in the yield on all categories of earning assets except securities.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume in all categories of interest-bearing liabilities except savings accounts.

Between September 2007 and April 2008 there was a precipitous drop in the federal funds rate and other market interest rates.  This helped drive a significant reduction in both our earning asset yields and interest-bearing liability costs, resulting in a $544 thousand decrease in net interest income due to rate factors.  Conversely, our strategy to increase the Company’s earning assets contributed to increases in both interest income and interest expense and increased net interest income $907 thousand between comparable periods due to volume factors.  More specifically, interest income increased $172 thousand between the six-month period ended June 30, 2007 and the six-month period ended June 30, 2008 due to a significant increase in the volume of earning assets, offset in part by a decrease in the average yield on earning assets.  Between the first half of 2007 and the first half of 2008, the volume of earning assets increased $69.250 million, which contributed $2.144 million of additional interest income.  Over the same comparable periods, the interest income generated on earning assets decreased $1.972 million due to rate factors.

Throughout 2007 and the first half of 2008, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we increased the average outstanding balances in our loan portfolio from $414.927 million in the first half of 2007 to $461.167 million in the first half of 2008.  The growth in the loan portfolio contributed $1.680 million of additional interest income between comparable six-month periods.  This improvement was offset, however, by a $1.719 million decrease in interest income due to a decrease in the average yield on loans between comparable periods as market interest rates dropped.  Due to these two factors, the interest income recorded on loans decreased $39 thousand between comparable six-month periods.

Similar to loans, we recorded a $150 thousand decrease in interest income on federal funds sold between the first half of 2007 and the first half of 2008.  Although we slightly increased the average volume of federal funds sold between comparable periods, which contributed $121 thousand of incremental interest income, it was offset by a $271 thousand decrease in interest income due to rate factors.

The interest income recorded on the investment securities portfolio increased $291 thousand between the first half of 2007 and the first half of 2008, $226 thousand due to volume and $65 thousand due to rate.

Index

As we increased deposit liabilities and borrowings between comparable periods, we invested a portion of these funds in investment securities.  Between the comparable six-month periods, maturing investment securities were replaced by new investment securities at higher effective yields.  Many of the securities that matured and amortized between June 2007 and June 2008 were initially purchased during 2003, 2004, and 2005, when investment securities yields were at historical lows.

The average outstanding balances in our interest-bearing deposits at other banks increased from $3.312 million in the first half of 2007 to $10.922 million in the first half of 2008.  Due to a decrease in short-term interest rates between the periods, the average yield on this portfolio declined from 4.87% in the first half of 2007 to 2.76% in the first half of 2008.  These factors resulted in a $70 thousand increase in interest income on this portfolio between the periods.  A $117 thousand increase in interest income due to an increase in volume of the portfolio was offset, in part, by a $47 thousand decrease in interest income due to rate.

We recorded $6.921 million in interest expense on time and other accounts during the six-month period ended June 30, 2008 as compared to $6.687 million in the six-month period ended June 30, 2007, a $234 thousand or 3.5% increase in interest expense between the periods.  Due primarily to an increase in municipal customer certificates of deposit, the average outstanding balances in time and other deposit accounts increased $31.252 million between the first half of 2007 and the first half of 2008.  This increase in the volume of time and other deposit accounts increased interest expense by $650 thousand between comparable six-month periods.  As short-term interest rates dropped in late 2007 and the first half of 2008, we lowered the interest rates offered on new and renewed certificates of deposit.  These factors decreased interest expense on time and other deposit accounts by $416 thousand between comparable quarters.

Interest expense on money market deposit accounts decreased $370 thousand between the six-month periods ended June 30, 2007 and June 30, 2008.  As short-term interest rates decreased between June 2007 and April 2008, we lowered the interest rate paid on money market deposit accounts.  Although this decreased interest expense on money market deposit accounts by $912 thousand between comparable six-month periods, it was offset, in part, by a $542 thousand increase in interest expense on money market deposit accounts due to volume.

In the first six months of 2008, we decreased the interest rates paid on our statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a decrease in the average outstanding balances.  These factors resulted in a $101 thousand decrease in interest expense between the first half of 2007 and the first half of 2008, $70 thousand due to rate and $31 thousand due to volume.

Between the six-month period ended June 30, 2007 and the six-month period ended June 30, 2008, the average outstanding balances in NOW accounts increased $6.596 million or 8.3%.  This growth in the volume of the portfolio increased interest expense $41 thousand between comparable six-month periods.  Due to a 1 basis point decrease in the average rate paid on these deposits between comparable six-month periods, however, interest expense on NOW accounts increased by only $37 thousand.  The decrease in interest expense on this portfolio between comparable six-month periods due to rate was $4 thousand.

Between the second quarter of 2007 and the second quarter of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The rates of interest on these new long-term borrowings were generally slightly less than the rates of interest on maturing long-term borrowings, which dropped our average cost on borrowings from 4.01% in the first half of 2007 to 3.92% in the first half of 2008.  Interest expense on borrowings, however, increased $9 thousand between comparable periods due to an increase in the average volume of borrowings outstanding.  More specifically, an increase in the average volume of borrowings increased interest expense $35 thousand between comparable six-month periods, while the decrease in the average rate paid on borrowings decreased interest expense $26 thousand between comparable six-month periods.

Provision for Loan Losses. We recorded $400 thousand in the provision for loan losses for the six- month period ended June 30, 2008.  This compares to $500 thousand for the six-month period ended June 30, 2007, a $100 thousand decrease.  The provision for loan losses decreased principally because we experienced a decrease in the level of potential problem loans and loans 30 to 89 days delinquent.  At June 30, 2008, potential problem loans were $4.956 million.  This compares to $6.325 million at December 31, 2007.  Loans 30 to 89 days delinquent totaled $3.159 million at June 30, 2008 as

Index

compared to $3.917 million at December 31, 2007.  The improvement in these credit factors was tempered by modest increases in non-performing loans and net charge-offs.  Non-performing loans totaled $6.388 million at June 30, 2008 as compared to $6.136 million at December 31, 2007.  We recorded net charge-offs of $412 thousand in the six-month period ended June 30, 2008 as compared to $350 thousand in the six-month period ended June 30, 2007.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, gain on life insurance coverage, other service fees, gain on sale of insurance agency subsidiary, net (loss) gain on impairment / sale of fixed assets, flood grants, and other income.  Non-interest income decreased in the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007.  Specifically, total non-interest income decreased from $4.103 million in the six-month period ended June 30, 2007 to $3.448 million in the six-month period ended June 30, 2008, a $655 thousand or 16.0% decrease.  The decrease in non-interest income between comparable quarters was significantly influenced by five distinct events that in total were responsible for a $749 thousand decrease in non-interest income between comparable periods, offset, in part, by a $94 thousand net increase in other categories of non-interest income.  In particular, during the first half of 2008 we: (i) recorded a $628 thousand gain on the sale of our membership interest in our former insurance agency subsidiary, Mang – Wilber LLC, and (ii) expensed $178 thousand of pre-construction costs related to a prospective branch site in Dewitt, New York (Onondaga County) that we abandoned.  In comparison, during the first half of 2007 we recorded: (i) a $615 thousand (non-taxable) gain on life insurance coverage due to the unexpected death of a senior executive, (ii) $232 thousand in flood-recovery grant income in connection with certain flood-related impairment charges we incurred in 2006, and (iii) a $352 thousand deferred gain on the sale of our Norwich Town branch office building and related equipment to the landowner.

Categories of non-interest income that changed significantly and were not directly impacted by the above five distinct events include trust fees, service charges on deposit accounts, commission income, net investment security (losses) gains, and the net gain on sale of loans.

Trust fees increased $41 thousand or 5.3% between the six-month period ended June 30, 2007 and the six-month period ended June 30, 2008.  During the first half of 2008, we recorded $821 thousand in trust fees as compared to $780 thousand in the first half of 2007.  The increase between comparable periods was principally due to an increase in executor and account termination fees.  During the first half of 2008, we recorded executor and account termination fees totaling $103 thousand.  By comparison, during the first half of 2007 we recorded $74 thousand of executor and account termination fees, a $29 thousand increase between comparable periods.

During the six-month period ended June 30, 2008, we recorded $991 thousand in service charges on deposit accounts.  This compares to $901 thousand during the six-month period ended June 30, 2007, a $90 thousand or 10.0% increase.  The net increase in service charges on deposit accounts was primarily due to two factors: an increase in penalty charges on checking accounts and an increase in deposit service charges on business checking accounts.  During 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and increasing penalty charges on checking accounts.  In March 2008 we increased the monthly and per item fees across our business checking account product line.

Our commission income was generated from the Bank’s former insurance agency subsidiary, Mang – Wilber LLC.  During the first half of 2008 we recorded $246 thousand in commission income as compared to $290 thousand during first half of 2007.  The $44 thousand or 15.2% decrease period over period was principally due to a decrease in commissions earned by our former specialty-lines office located in Clifton Park, New York (Saratoga County).  Due to the sale Mang – Wilber LLC, we do not anticipate recording additional commission income during the last two quarters of 2008.

During the first half of 2008, we recognized net investment securities gains totaling $164 thousand.  By comparison, we recognized $126 thousand in net investment securities gains during the first half of 2007.  The $38 thousand or 30.2% increase in net investment securities gain between comparable periods was influenced by two principal factors, net gains recorded on the sale of available-for-sale investment securities and changes in the value of our trading securities.  During the six-month period ended June 30, 2008, we received proceeds from the sale and maturity of available-for-sale investment securities totaling $36.915 million, which generated $260 thousand in net gains in the period.  During that same period, our trading securities generated net losses of $96 thousand.  By comparison, during the six-month period

Index

ended June 30, 2007, we did not record any gains or losses on the sale of available-for-sale investment securities but recognized $126 thousand of net investment securities gains due to an increase in the value of our trading securities portfolio.  Our trading securities portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

During the first quarter of 2007 we acquired Provantage, a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  Provantage, in the normal course of its business, sells a portion of its originated loans to third party financial institutions.  These mortgages are recorded in loans held for sale and sold to these third parties at a premium (less the costs to sell), which is recorded as a component of net gain on sale of loans.  During the first half of 2008, we recorded a $68 thousand net gain on the sale of these loans.  This compares to $110 thousand during the first half of 2007.  Although total residential mortgage loan originations increased period over period, the net gain recorded on the sale of these loans decreased because more of these loans were retained for our own loan portfolio.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Total non-interest expense increased $1.634 million or 16.0% on a comparable period basis, from $10.185 million in the first half of 2007 to $11.819 million in the first half of 2008.  The substantial increase in total non-interest expense between comparable periods was principally due to various market expansion, product enhancement, and bank operating system enhancements.

Salaries expense increased $904 thousand or 19.0% between comparable six-month periods, from $4.747 million in the six-month period ended June 30, 2007 to $5.651 million in the six-month period ended June 30, 2008.  New staff salaries and increases in the base salaries of existing staff, overtime, incentive, and commission pay totaling $1.084 million was offset, in part, by a $180 thousand decrease in executive deferred compensation pay between the periods.  In the first quarter of 2008, we hired eight banking professionals from the Syracuse, New York marketplace to staff our Cicero, New York (Onondaga County) loan representative office and opened a full-service branch office in Halfmoon, New York (Saratoga County) during the second quarter of 2008.  In addition, we recorded $265 thousand of salaries expense for Provantage in the first half of 2008 as compared to $131 thousand in the first half of 2007, a $134 thousand increase between the periods.  Finally, throughout 2007 and the first half of 2008, we hired additional sales and operations staff and provided merit pay raises to existing staff.

We recorded an employee benefits expense of $1.293 million in the first half of 2008 as compared to $1.371 million in the first half of 2007, a $78 thousand or 5.7% decrease.  During the six-month period ended June 30, 2008, we recorded $548 thousand in group health insurance expense.  This compares to $682 thousand during the six-month period ended June 30, 2007, a $134 thousand or 19.7% decrease between comparable periods.  In the first half of 2007 we experienced a significant increase in claims on our partially self-insured health insurance plan.  In addition, during the first half of 2008 we recorded a $196 thousand benefit on the Company’s defined benefit retirement plan.  This compares to a $79 thousand benefit in the first half of 2007.  Our defined benefit plan was frozen in 2006, and the plan assets have performed well.  Finally, during the first half of 2008 our 401k plan expense decreased $42 thousand, from $247 thousand in the first half of 2007 to $205 thousand in the first half of 2008.  These improvements, totaling $293 thousand, were offset by a $52 thousand increase in FICA expense, a $14 thousand increase in group life and group disability insurance, a $38 thousand increase in employee education expense, a $14 thousand increase in unemployment insurance, and a $103 thousand increase in other benefits.  In the first quarter of 2008 we adopted a new accounting standard, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  The new standard required us to annually record an expense in other benefits for our executive split-dollar life insurance plan.  In the first half of 2008 we recorded $61 thousand in other benefits expense related to this plan as compared to no expense in the first half of 2007.

On a combined basis, occupancy expense of Company premises and furniture and fixture expense increased $258 thousand or 20.2%, from $1.279 million in the second quarter of 2007 to $1.537 million in the second quarter of 2008.  During 2008 we began incurring lease expenses on two new facilities, namely our representative loan office in Cicero, New York (Onondaga County) and our full-service branch office facility in Halfmoon, New York (Saratoga County).  In addition, during 2007 we made various investments in our premises and equipment and assumed certain lease agreements in connection with the Provantage acquisition.  These endeavors increased depreciation expense, equipment maintenance

Index

costs, building repairs, insurance costs, property taxes, and rents by an aggregate $258 thousand between comparable periods.

Computer service fees increased $215 thousand or 57.0% between comparable six-month periods, from $377 thousand in the first half of 2007 to $592 thousand in the first half of 2008.  In the first half of 2008 we migrated our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  We also converted our payroll system from proprietary software to a third party software provider.  On a combined basis, these two computer system changes were responsible for $189 thousand or 87.9% of the net increase in computer service fees period over period, $161 thousand due to the core system migration and $28 thousand due to the payroll system.

Advertising and marketing expenses increased $104 thousand or 41.4% between comparable six-month periods, from $251 thousand in the first half of 2007 to $355 thousand in the first half of 2008.  To support our market expansion efforts into the Capital District of New York and the greater Syracuse market, we engaged a professional public relations firm and purchased additional newspaper and other advertising media spots during the second quarter of 2008.

Professional fees decreased from $523 thousand in the first half of 2007 to $467 thousand in the first half of 2008, a $56 thousand or 10.7% decrease.  We recorded a $66 thousand decrease in external audit expenses and a $15 thousand decrease in personnel placement fees between the six-month periods ended June 30, 2008 and 2007.  These improvements were offset, in part, by a $16 thousand fee we incurred in connection with the operation of our courtesy overdraft program.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the six-month period ended June 30, 2008, other miscellaneous expenses increased by $287 thousand or 17.5%, from $1.637 million in the six-month period ended June 30, 2007 to $1.924 million in the six-month period ended June 30, 2008.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

Index

	For the Six Months Ended June 30,
Description of Other Miscellaneous Expense	2008	2007	Increase / (Decrease)
	Dollars in thousands
Bad debt collection expenses	$44	$107	$(63)
Fidelity insurance	62	42	20
Correspondent bank services	75	61	14
Accounts receivable financing program services	31	67	(36)
Donations	62	43	19
Dues and memberships	67	36	31
Postage and shipping	125	165	(40)
Telephone and communications	214	96	118
Travel and entertainment	149	102	47
Software amortization	139	82	57
Other losses	82	39	43
Loss on disposal of other real estate	91	1	90
All other miscellaneous expense items, net	783	796	(13)
Total other miscellaneous expense	$1,924	$1,637	$287

Income Taxes.  Income tax expense decreased from $1.203 million during the six-month period ended June 30, 2007 to $888 thousand during the six-month period ended June 30, 2008.  The decrease in income tax expense was primarily due to a decrease in income before tax, offset by an increase in the effective tax rate.  The effective tax rate increased between periods, from 21.6% in the six-month period ended June 30, 2007 to 23.8% in the six-month period ended June 30, 2008, due to a smaller proportion of the Company’s income being derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance.  In addition, during the first half of 2007 we recorded a $615 thousand gain on life insurance coverage, which was non-taxable revenue.

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

 Sources of Funding
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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in the Asset and Liability Management Policy, we determined that the Bank was in a level “2” liquidity position at June 30, 2008.  A level “2” position on management’s internal liquidity rating system does not indicate a current liquidity crisis, but rather identifies changes in the composition of balance sheet or market factors that require management to begin identifying additional sources of liquidity.  As a result of the level “2” liquidity position, management has begun to identify additional sources of liquidity to assure ample amounts of funding to meet future needs.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure
Dollars in Thousands	June 30, 2008	December 31, 2007
Cash and cash equivalents	$31,770	$18,942
Available-for-sale and held-to-maturity investment securities at estimated fair value less securities pledged for state and municipal deposits and borrowings	$71,669	$101,253
Total loan to total asset ratio	57.1%	56.1%
FHLBNY remaining borrowing capacity	$5,588	$14,294
Available correspondent bank lines of credit	$15,000	$15,000
Federal Reserve Bank discount window	$9,605	$10,882

Our overall liquidity position decreased between December 31, 2007 and June 30, 2008.  At June 30, 2008, we maintained $31.770 million in cash and cash equivalents, $71.669 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $30.193 million of readily available lines of credit at other banks to fund any anticipated or unanticipated growth in earning assets.  This compares to $18.942 million in cash and cash equivalents, $101.253 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $40.176 million

Index

in readily available lines of credit at other banks on December 31, 2007.  In aggregate, these potential funding sources provided $133.632 million of short- and long-term liquidity at June 30, 2008 as compared to $160.371 million at December 31, 2007, a $26.379 million decrease between periods.  The decrease in our liquidity is largely due to a significant increase in loans outstanding between the periods.  In spite of our significant loan growth between the periods, our total loan to total asset ratios of 57.1% at June 30, 2008 and 56.1% at December 31, 2007 were low relative to our comparative peer group of financial institutions.

Our commitments to extend credit and stand-by letters of credit increased significantly between December 31, 2007 and June 30, 2008.  Commitments to extend credit and stand-by letters of credit totaled $114.176 million at June 30, 2008 versus $97.543 at December 31, 2007, a $16.633 million or 17.1% increase.  The increase between the periods was principally due to increases in unused portions of commercial lines of credit and commitments to fund commercial construction loans.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter and therefore are not expected to materially impact our liquidity prospectively.

We recognize that deposit flows and loan and investment prepayment activity are affected by the level of interest rates, the interest rates and products offered by competitors, and other factors.  Based on our deposit retention experience, anticipated levels of regional economic activity, particularly moderate levels of loan demand within our primary market area, and current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our funding commitments over the next several quarters prospectively.

G.  Capital Resources and Dividends

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by our management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient capital base to provide for future expansion and complying with all regulatory standards.

Due to the significant growth in total assets during the first six months of 2008, total shareholders’ equity to total assets decreased from 8.74% at December 31, 2007 to 7.93% at June 30, 2008.  Between June 30, 2008 and December 31, 2007, our total shareholders’ equity decreased by $48 thousand or 0.1%.  Total shareholders’ equity was $69.351 million at June 30, 2008 as compared to $69.399 million at December 31, 2007.  The decrease in shareholders’ equity between the periods was due to a few significant factors.  In the first half of 2008, we adopted a new accounting standard, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  The new standard required us to record an estimated liability for our executive split-dollar life insurance benefit plan through retained earnings.  In connection with this new standard, we recorded a $1.537 million decrease in retained earnings during the first half of 2008.  Also during the first half of 2008, we recorded net income of $2.845 million and paid $1.995 million in cash dividends to shareholders.  Finally, during the period we recorded a $98 thousand positive adjustment to retained earnings to recognize the effect of the change in the measurement date of our defined benefit pension plan and recorded a $541 thousand change in net unrealized gain (loss) on investment securities, net of tax, due to a general decrease in the level of interest rates.

The Company and the Bank are both subject to regulatory capital guidelines.  Under these guidelines, as established by federal bank regulators, in order to be adequately capitalized the Company and the Bank must both maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets ratio of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes tier 1 capital plus the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all well-capitalized guidelines at June 30, 2008 and December 31, 2007.  In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Compnay’s banking subsidiary.  The Company’s tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at June 30, 2008, were 10.79% and 11.98%, respectively.  This compares to 12.04% and 13.29%, respectively, at December 31, 2007.

Index

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders.  As of June 30, 2008, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $2.549 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

Index

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates.  The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete.  In other words, we assume it will take six months for a 3.00% shift to take place.  This is also known as a “ramped” interest rate shock.  The projected changes in net interest income are totals for the twelve-month period beginning July 1, 2008 and ending June 30, 2009, under ramped shock scenarios.

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	8.00%	$27,688	$(413)	-1.47%	-0.60%
2.00%	7.00%	27,589	(512)	-1.82%	-0.74%
1.00%	6.00%	27,680	(421)	-1.50%	-0.61%
No change	5.00%	28,101	-	-	-
-1.00%	4.00%	28,031	(70)	-0.25%	-0.10%
-2.00%	3.00%	27,279	(822)	-2.93%	-1.19%
-3.00%	2.00%	27,225	(876)	-3.12%	-1.26%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model.  These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies.  Assuming our prepayment and other assumptions are accurate, and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $512 thousand or 0.74% of total shareholders’ equity in a +2.00% ramped interest rate shock and by $822 thousand or 1.19% of total shareholders’ equity in a –2.00% ramped interest rate shock.  This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or –2.00% ramped interest rate shock to –5.0% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by overall market conditions and customer demand, but we generally try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility.  We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio.  We also offer adjustable rate loan and deposit products that change as interest rates change.  Approximately 25.0% of our total assets at June 30, 2008 were invested in adjustable rate loans and investments.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule

Index

13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At June 30, 2008, the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the second quarter of 2008 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 12, 2008.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B.  Not applicable

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005 we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program.  At December 31, 2007, management’s remaining share repurchase authority under this program was $283 thousand due to the purchase of treasury shares totaling $1.217 million under this program since inception.  During the six month period ended June 30, 2008, the Company’s management did not purchase any additional shares of common stock under this program.  Management’s remaining share repurchase authority was $283 thousand at June 30, 2008.

Shares repurchased under the repurchase program are made in the open market or through private transactions and are limited to one transaction per week.  All open market transactions are conducted exclusively through Merrill Lynch, a registered broker-dealer.  Private purchases may be transacted

Index

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

During the three-month period ended June 30, 2008, the rights of holders of our registered securities were not modified, nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended June 30, 2008.

ITEM 4: Submission of Matters to a Vote of Security Holders

On April 25, 2008, the Company held its Annual Meeting of Shareholders.  On the record date for the Annual Meeting of Shareholders, March 10, 2008, 10,503,704 shares of the Company’s common stock, par value $.01 per share, were issued and outstanding and eligible to be voted.  At the meeting, three proposals were voted upon, all of which were approved by the shareholders.  A total of 8,662,951 shares were voted at the meeting.  A summary of each proposal and the voting results are provided below:

Annual Meeting of Shareholders Voting Results:

Description of Matter	For	Withheld / Against	Abstentions	Broker Non-Votes

1. To fix the number of directors of the Company at ten (10)	8,627,384	25,909	9,658	-
2. To elect the following three (3) nominees to the Company's Board of Directors
Mary C. Albrecht	8,323,980	338,971	-	-
Alfred S. Whittet	8,309,065	353,886	-	-
David F. Wilber, III	8,318,830	344,121	-	-
3. To adopt The Wilber Corporation 2008 Omnibus Incentive Plan	6,571,565	705,196	346,587	1,039,603

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Date:	August 5, 2008

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Date:	August 5, 2008

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