Form 10-Q
period 2008-09-30
Wilber CORP
filed 2008-11-10
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]  No [ X ]

As of November 3, 2008, there were issued and outstanding 10,503,704 shares of the Registrant’s Common Stock.

Index

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at September 30, 2008 and December 31, 2007
	D.	Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007
	E.	Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007
	F.	Liquidity
	G.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

ITEM 4T:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,
in thousands except share and per share data	2008	2007
Assets
Cash and Due from Banks	$15,684	$11,897
Federal Funds Sold	9,962	7,045
Total Cash and Cash Equivalents	25,646	18,942
Securities
Trading, at Fair Value	1,392	1,430
Available-for-Sale, at Fair Value	242,128	237,274
Held-to-Maturity, Fair Value of $46,183 at September 30, 2008,
and $51,743 at December 31, 2007	46,063	52,202
Other Investments	5,743	4,782
Loans Held for Sale	356	456
Loans	533,552	445,105
Allowance for Loan Losses	(7,225)	(6,977)
Loans, Net	526,327	438,128
Premises and Equipment, Net	7,022	6,312
Bank Owned Life Insurance	16,254	15,785
Goodwill	4,619	4,619
Intangible Assets, Net	131	394
Pension Asset	5,265	4,872
Other Assets	7,272	8,484
Total Assets	$888,218	$793,680

Liabilities and Shareholders’ Equity
Deposits:
Demand	$75,321	$71,145
Savings, NOW and Money Market Deposit Accounts	306,930	254,196
Certificates of Deposit (Over $100M)	131,666	111,949
Certificates of Deposit (Under $100M)	190,651	198,467
Other Deposits	22,890	21,737
Total Deposits	727,458	657,494
Short-Term Borrowings	20,648	15,786
Long-Term Borrowings	61,096	41,538
Other Liabilities	9,219	9,463
Total Liabilities	818,421	724,281

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at September 30, 2008
and December 31, 2007	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	93,414	93,618
Accumulated Other Comprehensive Income (Loss)	330	(272)
Treasury Stock at Cost, 3,457,960 Shares at September 30, 2008
and December 31, 2007	(28,311)	(28,311)
Total Shareholders’ Equity	69,797	69,399
Total Liabilities and Shareholders’ Equity	$888,218	$793,680

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands except share and per share data	2008	2007	2008	2007
Interest and Dividend Income
Interest and Fees on Loans	$8,372	$8,306	$24,021	$23,994
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,670	2,311	7,870	7,151
State and Municipal Obligations	562	625	1,766	1,893
Other	86	102	283	304
Interest on Federal Funds Sold and Time Deposits	114	392	562	920
Total Interest and Dividend Income	11,804	11,736	34,502	34,262

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	1,034	1,360	3,101	3,861
Certificates of Deposit (Over $100M)	1,112	1,179	3,555	3,523
Certificates of Deposit (Under $100M)	1,819	2,019	5,792	5,841
Other Deposits	243	288	748	809
Interest on Short-Term Borrowings	63	142	192	449
Interest on Long-Term Borrowings	689	497	1,766	1,387
Total Interest Expense	4,960	5,485	15,154	15,870
Net Interest Income	6,844	6,251	19,348	18,392
Provision for Loan Losses	500	150	900	650
Net Interest Income After Provision for Loan Losses	6,344	6,101	18,448	17,742

Non Interest Income
Trust Fees	451	473	1,272	1,253
Service Charges on Deposit Accounts	589	478	1,580	1,379
Commission Income	0	112	246	402
Investment Security (Losses) Gains, Net	(86)	22	78	148
Net Gain on Sale of Loans	16	50	84	160
Increase in Cash Surrender Value of Bank Owned Life Insurance	161	148	469	451
Gain on Life Insurance Coverage	0	0	0	615
Other Service Fees	60	54	167	177
Gain on Sale of Insurance Agency Subsidiary	0	0	628	0
Other Income	176	231	291	1,086
Total Non Interest Income	1,367	1,568	4,815	5,671

Non Interest Expense
Salaries	2,829	2,548	8,480	7,295
Employee Benefits	677	526	1,970	1,897
Occupancy Expense of Bank Premises	489	441	1,486	1,308
Furniture and Equipment Expense	266	212	806	624
Computer Service Fees	443	202	1,035	579
Advertising and Marketing	197	140	552	391
Professional Fees	211	199	678	722
Other Miscellaneous Expenses	882	834	2,806	2,471
Total Non Interest Expense	5,994	5,102	17,813	15,287
Income Before Taxes	1,717	2,567	5,450	8,126
Income Taxes	(334)	(576)	(1,222)	(1,779)
Net Income	$1,383	$1,991	$4,228	$6,347

Weighted Average Shares Outstanding	10,503,704	10,537,801	10,503,704	10,558,607
Basic Earnings Per Share	$0.13	$0.19	$0.40	$0.60

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332
Comprehensive Income:
Net Income	-	-	6,347	-	-	6,347
Change in Net Unrealized Loss
on Securities, Net of Taxes	-	-	-	740	-	740
Change in Pension Asset, Net of Tax				58		58
Total Comprehensive Income						7,145
Cash Dividends ($.095 per share)	-	-	(3,012)	-	-	(3,012)
Purchase of Treasury Stock (65,478 shares)					(605)	(605)
Balance September 30, 2007	$140	$4,224	$93,256	$(2,449)	$(28,311)	$66,860

Balance December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399
Comprehensive Income:
Net Income	-	-	4,228	-	-	4,228
Change in Net Unrealized Loss
on Securities, Net of Taxes	-	-	-	602	-	602
Effect of Change in Measurement Date of Defined Benefit
Pension Plan	-	-	98	-	-	98
Adoption of EITF Issue No. 06-4, "Accounting for Deferred
Compensation and Postretirement Benefit Aspects of
Endorsement Split-Dollar Life Insurance Agreements"	-	-	(1,537)	-	-	(1,537)
Total Comprehensive Income						3,391
Cash Dividends ($.095 per share)	-	-	(2,993)	-	-	(2,993)
Balance September 30, 2008	$140	$4,224	$93,414	$330	$(28,311)	$69,797

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
dollars in thousands	2008	2007
Cash Flows from Operating Activities:
Net Income	$4,228	$6,347
Adjustments to Reconcile Net Income to Net Cash
Used by Operating Activities:
Provision for Loan Losses	900	650
Depreciation and Amortization	1,147	845
Net Amortization of Premiums and Accretion of Discounts on Investments	342	376
Net Loss (Gain) on Disposal of Fixed Assets	192	(374)
Gain on Life Insurance Coverage	0	(615)
Available-for-Sale Investment Security Gains, net	(298)	(12)
Other Real Estate Losses	91	29
Increase in Cash Surrender Value of Bank Owned Life Insurance	(469)	(451)
Net (Increase) Decrease in Trading Securities	(182)	230
Net Losses (Gains) on Trading Securities	220	(136)
Gain on Sale of Insurance Agency Subsidiary	(628)	0
Net Gain on Sale of Mortgage Loans	(84)	(160)
Originations of Mortgage Loans Held for Sale	(4,948)	(7,216)
Proceeds from Sale of Mortgage Loans Held for Sale	5,132	7,376
Increase in Other Assets	(402)	(829)
Decrease in Other Liabilities	(1,587)	(138)
Net Cash Provided by Operating Activities	3,654	5,922

Cash Flows from Investing Activities:
Net Cash Paid for Provantage Funding Corporation	0	(165)
Proceeds from Maturities of Held-to-Maturity Investment Securities	6,067	7,891
Proceeds from Maturities of Available-for-Sale Investment Securities	35,820	36,089
Proceeds from Sales of Available-for-Sale Investment Securities	12,840	3,866
Purchases of Available-for-Sale Investment Securities	(52,504)	(37,423)
Net Increase in Other Investments	(961)	(340)
Cash Received from Death Benefit	0	1,544
Net Increase in Loans	(89,360)	(27,965)
Purchase of Premises and Equipment, Net of Disposals	(1,592)	(1,395)
Proceeds from Sale of Premises and Equipment	31	87
Proceeds from Sale of Insurance Agency Subsidiary	1,250	0
Proceeds from Sale of Other Real Estate	68	77
Net Cash Used by Investing Activities	(88,341)	(17,734)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	58,063	16,601
Net Increase in Certificates of Deposit	11,901	5,238
Net Increase in Short-Term Borrowings	4,862	5,577
Increase in Long-Term Borrowings	22,000	20,000
Repayment of Long-Term Borrowings	(2,442)	(17,096)
Purchase of Treasury Stock	0	(605)
Cash Dividends Paid	(2,993)	(3,012)
Net Cash Provided by Financing Activities	91,391	26,703
Net Increase in Cash and Cash Equivalents	6,704	14,891
Cash and Cash Equivalents at Beginning of Period	18,942	25,859
Cash and Cash Equivalents at End of Period	$25,646	$40,750

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$14,962	$15,591
Income Taxes	$2,025	$2,210
Non Cash Investing Activities:
Change in Unrealized Loss on Securities	$982	$1,222
Transfer of Loans to Other Real Estate	$70	$(334)
Fair Value of Assets Acquired	$0	$504
Fair Value of Assets Disposed Of	$630	$0
Goodwill and Identifiable Intangible Assets Recognized in Purchase Combination	$0	$105
Fair Value of Liabilities Assumed	$0	$444

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Wilber National Bank (the "Bank"), and the Bank's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2007 was derived from the Company's 2007 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition as of December 31, 2007 and 2006, and the consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of September 30, 2008, the statements of income for the three- and nine-month periods ended September 30, 2008 and 2007, and the statements of changes in shareholders' equity and comprehensive income and statements of cash flows for the nine month periods ended September 30, 2008 and 2007, should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto.

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

Index

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

The estimated fair value of the Company’s stand-by letters of credit was $15,000 and $16,000 at September 30, 2008 and December 31, 2007, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Note 4. Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company maintains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements.  An annual minimum contribution is not required in 2008 because the plan was more than 100% funded at the measurement date.  Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic Benefit, based on a measurement date as of the prior December 31, are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
dollars in thousands	2008	2007	2008	2007
Service Cost	$38	$34	$116	$102
Interest Cost	227	225	681	675
Expected Return on Plan Assets	(363)	(331)	(1,091)	(993)
Net Amortization	0	33	0	98
	$(98)	$(39)	$(294)	$(118)

In the first quarter of 2008, the Company recorded $98,000 as an increase to retained earnings resulting from the change of the pension measurement date from September 30 to December 31 as required by Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158").

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
dollars in thousands	2008	2007	2008	2007
Unrealized Holding Gains Arising During the Period, Net of Tax
(Pre-tax Amount of $138, $2,555, $1,280, and $1,234)	$84	$1,574	$785	$747
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($38), ($12), ($298), and ($12))	(23)	(7)	(183)	(7)
Change in Pension Asset (Pre-tax Amount of $0, $32, $0, and $98)	0	19	0	58
Other Comprehensive Income	$61	$1,586	$602	$798

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

Index

Note 6. Fair Value Measurements, Continued

The following are the major categories of assets measured at fair value on a recurring basis at September 30, 2008, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	September 30,
dollars in thousands	Assets	Inputs	Inputs	2008
Trading Securities	$1,392	$0	$0	$1,392
Available-for-Sale Securities	0	242,128	0	242,128
Total	$1,392	$242,128	$0	$243,520

The price evaluations for our level 2 available-for-sale securities are good faith opinions as to what a buyer in the marketplace would pay for a security (typically in an institutional round lot position) in a current sale.  The evaluation considers interest rate movements, new issue information, and other pertinent data.  Fair values for investments were based on quoted market prices, where available, as provided by third party vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology that employs the Securities Industry and Financial Markets Association standard calculations for cash flow and price/yield analysis, or live benchmark bond pricing, or terms/conditions data available from major pricing sources.  SFAS No. 157 requires disclosure of assets and liabilities measured at fair value on a non-recurring basis.

Simultaneously with the adoption of SFAS No. 157, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), effective January 1, 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities, and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. As of September 30, 2008, the Company has not elected the fair value option for any eligible items.

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis.  In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), the Company had collateral-dependent impaired loans with a carrying value of approximately $5.8 million, which had specific reserves included in the allowance for loan and lease losses of $1.1 million at September 30, 2008.  At March 31, 2008 and June 30, 2008, the Company established specific reserves of approximately $1.0 million and $1.1 million, respectively, which were included in the provision for loan and lease losses as of the respective dates.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral-dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral-dependent impaired loans are classified as Level 3.

In accordance with Financial Accounting Standards Board Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," we have delayed the application of SFAS No. 157 for non-financial assets such as goodwill, real property held for sale, loans held for sale, and non-financial liabilities until January 1, 2009.

Index

Note 7. Sale of Subsidiary

In June 2008, the Company sold its membership interest in its former insurance agency subsidiary, Mang-Wilber, LLC.  Total proceeds from the sale were $1,258,000.  The Company recorded a $628,000 gain on sale of its insurance agency subsidiary in non-interest income.

Index

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at September 30, 2008 as compared to December 31, 2007; (ii) a comparison of our results of operations for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007; and (iii) a comparison of our results of operations for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, trust fees, service charges on deposit accounts, commission income, net investment securities (losses) gains, the net gain on sale of loans, increase in the cash surrender value on bank owned life insurance, gain on life insurance, other service fees, gain on sale of consolidated insurance agency subsidiary, and other income.  Our non-interest expenses consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, other miscellaneous expenses, and income taxes.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates and regional credit conditions), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Recent Market Developments.  The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis.  The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year.  Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities, may spread to credit default swaps and other derivative securities and have caused many financial institutions to either: (i) seek additional capital, (ii) merge with larger and stronger institutions, or (iii) fail.  It has never been our general business practice to originate sub-prime residential mortgage loans, nor have we entered into any credit default swap contracts.  In addition, the Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  We did not originate or invest in sub-prime assets and, therefore, do not expect to participate in the sale of any of our assets into these programs.  EESA also immediately increases the FDIC deposit insurance limit from $100 thousand per depositor to $250 thousand per depositor through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury’s standards for

Index

executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  The U.S. Treasury also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program.  We are a well capitalized financial institution and continue to lend in our core and new markets throughout central New York.  Financial institutions have until November 14, 2008 to express their desire to participate in the TARP Capital Purchase Program.  We are carefully considering participating in the program.  It is not clear at this time what impact the Treasury efforts and other measures will have on the Bank or the financial markets as a whole.  Management will continue to monitor the effects of these programs as they relate to the Company and its future operations.

Critical Accounting Policies. Our management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s September 30, 2008 evaluation of the allowance for loan losses indicated that the allowance was adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in our internal reviews of non-performing loans and potential problem loans had a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While we have concluded that the September 30, 2008 evaluation of collateral values was reasonable under the circumstances, if collateral valuations were significantly lowered, our allowance for loan losses would need to be increased.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  The hierarchy under SFAS No. 162 is as follows:  A) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB; B) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position; C) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB EITF, and the Topics discussed in Appendix D of “EITF Abstracts” (“EITF D-Topics”); and D) Implementation guides (“Q&As”) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  SFAS No. 162 is not expected to have a material impact on our financial condition or results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under revised FASB SFAS

Index

No. 141, “Business Combinations” (“SFAS No. 141(R)”) and other U.S. generally accepted accounting principles.  FSP 142-3 will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2008.  We are currently evaluating the disclosure requirements under FSP 142-3.  We do not expect FSP 142-3 to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

In December 2007, FASB issued SFAS No. 141(R).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations, that an acquirer be identified for each business combination, and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

B. Financial Condition and Performance Overview

At September 30, 2008, we remained a well capitalized financial institution.  We do not originate or hold in the normal course of our business sub-prime or Alt-A residential mortgage loans or investment securities backed by sub-prime or Alt-A mortgage loans, and therefore have not experienced any significant losses due to these practices.  In addition, we monitor our liquidity position on a regular basis and do not unduly

Index

rely on the wholesale credit markets for our funding.  The substantial majority of our funding is provided through customer deposits.  We did not experience any material deterioration in our financial condition during the third quarter of 2008 due to the national financial markets crisis.

During the nine-month period ended September 30, 2008, we substantially increased our total assets, total deposits, and total loans.  In particular, during the period, total assets increased $94.538 million or 11.9%, from $793.680 million at December 31, 2007 to $888.218 million at September 30, 2008.  Although we did not acquire or purchase any new companies or branches during the first nine months of 2008, total deposits increased significantly during the period, from $657.494 million at December 31, 2007 to $727.458 million at September 30, 2008, a $69.964 million or 10.6% increase.  Between December 31, 2007 and September 30, 2008, the outstanding balances in our certificates of deposit (over $100,000), NOW account, and money market deposit account portfolios increased substantially.  A significant portion of this growth in deposits was due to an increase in municipal customer deposits, which, in turn, were invested primarily in loans to our customers.  During 2008 we continued to focus our sales and marketing efforts on originating commercial real estate, commercial and industrial, and residential mortgage loans in our core market, as well as our newer, more densely populated markets throughout central New York.  These efforts helped increase total loans outstanding from $445.105 million at December 31, 2007 to $533.552 million at September 30, 2008, an $88.447 million or 19.9% increase during the first nine months of 2008.

During the nine-month period ended September 30, 2008, some of our credit quality measures declined moderately while others improved.  In particular, the level of delinquent loans and the amount of net charge-offs increased, particularly in our consumer loan portfolio.  We attribute these increases to a rise in gasoline prices and the related economic strains placed upon consumers.  In addition, although the amount of non-performing loans has not fluctuated significantly throughout 2008, during the third quarter we identified modest amounts of additional impairment in some of the non-performing loans.

The allowance for loan losses increased $248 thousand or 3.6%, from $6.977 million at December 31, 2007 to $7.225 million at September 30, 2008.  During the nine-month period ended September 30, 2008, we recorded $900 thousand in the provision for loan losses as compared to $652 thousand in net charge-offs.  The allowance for loan losses to total loans outstanding decreased from 1.6% at December 31, 2007 to 1.4% at September 30, 2008.  The decline in this ratio was primarily due to significant loan growth during the first nine months of 2008.  New loans, originated based upon strong underwriting standards, generally have less identified risk of loss than loans originated in previous periods.

Potential problem loans decreased moderately between the periods.  Potential problem loans are loans that are currently performing, but where information about possible credit problems exists.  Between December 31, 2007 and September 30, 2008, several large commercial loans were repaid by the borrower or were upgraded and removed from potential problem loan status on our internal loan grading system.  In addition, certain loans identified in previous periods as potential problem loans were moved to non-performing status.

Net income and earnings per share were $1.383 million and $0.13, respectively, for the three-month period ended September 30, 2008.  This compares to net income and earnings per share of $1.991 million and $0.19, respectively, for the three-month period ended September 30, 2007.

Similarly, during the nine-month period ended September 30, 2008, we recorded net income and earnings per share of $4.228 million and $0.40, respectively, as compared to net income and earnings per share of $6.347 million and $0.60, respectively, for the nine-month period ended September 30, 2007.

The significant decreases in net income and earnings per share between comparable three- and nine-month periods were attributable to a few primary factors, namely a significant increase in total non-interest expense, a decrease in total non-interest income, and an increase in the provision for loan losses.  During 2006, we adopted a strategic plan to accelerate the growth of the Company’s earning assets, particularly loans.  To fulfill our growth objectives, we expanded into new geographic markets and opened a loan production office in Cicero, New York (Onondaga County) in the first quarter of 2008 and a full-service branch office in Halfmoon, New York (Saratoga County) in the second quarter of 2008.  We also hired additional sales, branch, and operations personnel and outsourced our core computer operating system to accommodate both the current and anticipated growth.  These activities caused a significant increase in total non-interest expense.  Due to the loan growth and an increase in the associated probable estimated losses in the loan portfolio, it was also necessary to increase the provision for loan losses during 2008.

Index

In addition, during the nine-month period ended September 30, 2008, we recorded $192 thousand in losses on the impairment and sale of fixed assets, most of which was due to the abandonment of a plan to build a branch office.  Specifically, we abandoned the development of a branch office in Dewitt, New York (Onondaga County) and recorded a $178 thousand expense for site planning, architectural design, and engineering studies in the second quarter of 2008.  By comparison, during the nine-month period ended September 30, 2007 we recognized a $352 thousand deferred gain on the sale of our Norwich Town branch facility (and other equipment).  These items were responsible for $544 thousand of the decrease in non-interest income between the comparable nine-month periods ended September 30, 2007 and 2008.

The following tables set forth in this quarterly financial report provide readers with supplementary information that is not directly obtainable from the interim unaudited financial statements provided in PART I, Item 1 of this quarterly report.  These tables are to be read in conjunction with our management discussion and analysis narrative regarding the financial condition, results of operations, liquidity, and capital resources contained within this report.

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated.  No tax equivalent adjustments were made.  Average balances are daily averages.

Index

	For the Three Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$15,164	$78	2.05%	$19,113	$245	5.09%
Interest bearing deposits	5,216	36	2.75%	12,416	147	4.70%
Securities (1)	300,830	3,318	4.39%	275,366	3,038	4.38%
Loans (2)	515,948	8,372	6.46%	431,704	8,306	7.63%
Total earning assets	837,158	11,804	5.61%	738,599	11,736	6.30%

Non-earning assets	43,141			40,373
Total assets	$880,299			$778,972

Liabilities:
Savings accounts	$70,044	$70	0.40%	$76,173	$115	0.60%
Money market accounts	143,690	722	2.00%	101,283	995	3.90%
NOW accounts	86,507	242	1.11%	76,207	250	1.30%
Time & other deposit accounts	347,339	3,174	3.64%	316,871	3,486	4.36%
Borrowings	78,129	752	3.83%	63,381	639	4.00%
Total interest bearing liabilities	725,709	4,960	2.72%	633,915	5,485	3.43%

Non-interest bearing deposits	77,934			75,566
Other non-interest bearing liabilities	7,260			4,493
Total liabilities	810,903			713,974
Shareholders' equity	69,396			64,998
Total liabilities and shareholders' equity	$880,299			$778,972

Net interest income		$6,844			$6,251

Net interest rate spread (3)			2.89%			2.87%

Net earning assets	$111,449			$104,684

Net interest margin (4)			3.25%			3.36%

Net interest margin (tax-equivalent)			3.49%			3.66%

Ratio of earning assets to interest bearing liabilities	115.36%			116.51%

(1) Securities include trading, available-for-sale, held-to-maturity, and other investments. They are shown at average amortized cost with net unrealized gains or losses on securities available for sale included as a component of non-earning assets.

(2) Average loans include loans held for sale, net deferred loan fees and costs, and non-accrual loans and exclude the allowance for loan losses.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Index

	For the Nine Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$20,295	$376	2.47%	$17,785	$693	5.21%
Interest bearing deposits	9,006	186	2.76%	6,380	227	4.76%
Securities (1)	299,483	9,919	4.42%	284,525	9,348	4.39%
Loans (2)	479,561	24,021	6.69%	420,581	23,994	7.63%
Total earning assets	808,345	34,502	5.70%	729,271	34,262	6.28%

Non-earning assets	43,268			39,689
Total assets	$851,613			$768,960

Liabilities:
Savings accounts	$69,552	$222	0.43%	$78,767	$367	0.62%
Money market accounts	130,502	2,100	2.15%	93,341	2,743	3.93%
NOW accounts	86,067	779	1.21%	78,224	751	1.28%
Time & other deposit accounts	346,878	10,095	3.89%	315,893	10,173	4.31%
Borrowings	67,360	1,958	3.88%	61,293	1,836	4.00%
Total interest bearing liabilities	700,359	15,154	2.89%	627,518	15,870	3.38%

Non-interest bearing deposits	74,130			72,853
Other non-interest bearing liabilities	7,402			4,382
Total liabilities	781,891			704,753
Shareholders' equity	69,722			64,207
Total liabilities and shareholders' equity	$851,613			$768,960

Net interest income		$19,348			$18,392

Net interest rate spread (3)			2.81%			2.90%

Net earning assets	$107,986			$101,753

Net interest margin (4)			3.20%			3.37%

Net interest margin (tax-equivalent)			3.44%			3.65%

Ratio of earning assets to interest bearing liabilities	115.42%			116.22%

(1) Securities include trading, available-for-sale, held-to-maturity, and other investments. They are shown at average amortized cost with net unrealized gains or losses on securities available for sale included as a component of non-earning assets.

(2) Average loans include loans held for sale, net deferred loan fees and costs, and non-accrual loans and exclude the allowance for loan losses.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Index

Table of Non-Performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated:

Dollars in Thousands	At September 30, 2008	At December 31, 2007
Loans in Non-Accrual Status:
Residential real estate (1)	$729	$895
Commercial real estate	4,642	4,341
Commercial (2)	698	843
Consumer	42	7
Total non-accruing loans	6,111	6,086
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	199	50
Troubled Debt Restructured Loans	0	0
Total non-performing loans	6,310	6,136
Other real estate owned	158	247
Total non-performing assets	$6,468	$6,383
Total non-performing assets as a percentage of total assets	0.73%	0.80%
Total non-performing loans as a percentage of total loans	1.18%	1.38%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$6,965	$6,830	$6,977	$6,680

Charge offs:
Residential real estate (1)	0	0	7	97
Commercial real estate	0	0	88	120
Commercial (2)	83	84	199	189
Consumer	274	127	678	503
Total charge offs	357	211	972	909

Recoveries:
Residential real estate (1)	11	0	70	22
Commercial real estate	0	23	43	64
Commercial (2)	8	15	32	132
Consumer	98	69	175	237
Total recoveries	117	107	320	455

Net charge-offs	240	104	652	454
Provision for loan losses	500	150	900	650
Balance at end of period	$7,225	$6,876	$7,225	$6,876

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.19%	0.10%	0.18%	0.14%

Allowance for loan losses to total loans	1.35%	1.58%	1.35%	1.58%

Allowance for loan losses to non-performing loans	115%	132%	115%	132%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans, and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans, and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Overview.  Total assets increased $94.538 million or 11.9% during the first nine months of 2008.  As of September 30, 2008, total assets were $888.218 million.  This compares to $793.680 million in total assets at December 31, 2007.   During the first nine months of 2008, we continued to focus our personnel, marketing, and operational resources on increasing the outstanding balances in our commercial, residential, and consumer loan portfolios.  In addition, we expanded our geographic market by opening a loan production office in Cicero, New York (Onondaga County) and a new full-service branch in Halfmoon, New York (Saratoga County).  Due to these efforts, approximately 94% of the growth in total assets was recorded in the loan portfolio.  Between December 31, 2007 and September 30, 2008, total loans increased from $445.105 million to $533.552 million, an $88.447 million or 19.9% increase.

The growth in total assets was funded by increases in both total deposits and borrowings.  Throughout the first nine months of 2008, the outstanding balances in our interest-bearing, non-maturity deposit account liabilities and certificates of deposit (over $100,000) increased rapidly due principally to municipal deposit growth.  Total deposits increased $69.964 million or 10.6% over the first nine months of 2008, from $657.494 million at December 31, 2007 to $727.458 million at September 30, 2008.

Borrowings increased from $57.324 million at December 31, 2007 to $81.744 million at September 30, 2008, a $24.420 million or 42.6% increase.  During the first nine months of 2008, we originated and held for our loan portfolio a pool of 15 to 30-year fixed rate residential mortgage loans, as well as several large commercial real estate loans with a fixed rate of interest for up to 10 years.  To mitigate the interest rate risk associated with these lending activities, we borrowed funds at the Federal Home Loan Bank of New York (“FHLBNY”).

Total shareholders’ equity increased slightly during the first nine months of 2008, from $69.399 million at December 31, 2007 to $69.797 million at September 30, 2008, a $398 thousand or 0.6% increase.  Retained earnings decreased from $93.618 million at December 31, 2007 to $93.414 million at September 30, 2008.  During the nine-month period ended September 30, 2008, we recorded net income of $4.228 million and paid $2.993 million in cash dividends to shareholders.  In addition, we recorded a $1.537 million decrease to retained earnings in conjunction with the adoption of new accounting guidance promulgated by the EITF, which required us to record the post-retirement aspects of our executive split-dollar life insurance benefit plan through retained earnings.  Finally, between December 31, 2007 and September 30, 2008 there was a slight decrease in the general level of interest rates due to a slowing national economy.  This helped increase the fair value of our available-for-sale investment securities portfolio, resulting in a $602 thousand net change in accumulated other comprehensive income / (loss) between December 31, 2007 and September 30, 2008.  Accumulated other comprehensive income at September 30, 2008 was $330 thousand.  This compares to an accumulated other comprehensive loss of $272 thousand at December 31, 2007.  Total shareholders’ equity to total assets was 7.86% at September 30, 2008 as compared to 8.74% at December 31, 2007.

Pension Asset.  During the third quarter of 2008, there was a precipitous decline in the domestic and international equity markets.  The Company’s pension plan is highly dependent on the financial performance of these markets, and, more specifically, the value of the individual securities held by the plan traded on these markets.  Based on preliminary information, our pension plan remained adequately funded at September 30, 2008 under the 2006 Pension Protection Act standards.  If existing conditions remain unchanged, however, we anticipate that the pension asset recorded on the balance sheet will decrease significantly during the fourth quarter of 2008 from its September 30, 2008 recorded value of $5.265 million.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of impaired loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.  Between December 31, 2007 and September 30, 2008, some of our credit quality measures improved, while others worsened modestly.  The amount of non-performing loans, net charge-offs, and delinquent loans increased, while potential problem loans decreased.  However, non-performing loans and delinquent loans as a percentage of total loans outstanding decreased between comparable periods due principally to a significant increase in the loans outstanding.

Total non-performing loans, which include non-accruing loans, loans 90 days or more past due and still

Index

accruing interest, and troubled debt restructured loans, increased $174 thousand or 2.8% during the first nine months of 2008, from $6.136 million at December 31, 2007 to $6.310 million at September 30, 2008.  At September 30, 2008, the total non-performing loans as a percentage of total loans outstanding were 1.2%.  This compares to 1.4% at December 31, 2007.  Between December 31, 2007 and September 30, 2008, the level of non-performing loans secured by commercial real estate increased, while the level of non-performing commercial and industrial loans and loans secured by residential properties decreased.

Potential problem loans are loans that are currently performing, but where information about possible credit problems exists.  The amount of potential problem loans may vary significantly from quarter to quarter due to the significant volume of commercial loans with balances in excess of $1.000 million.  During the first nine months of 2008, potential problem loans decreased $3.101 million, from $6.325 million at December 31, 2007 to $3.224 million at September 30, 2008.  Potential problem loans as a percent of total loans outstanding equaled 0.6% at September 30, 2008, versus 1.4% at December 31, 2007.  Between December 31, 2007 and September 30, 2008, several large commercial loans were repaid by the borrower or were upgraded and removed from potential problem loan status on our internal loan grading system.  In addition, certain loans identified in previous periods as potential problem loans were moved to non-performing status.

We recorded net loan charge-offs of $652 thousand during the nine-month period ended September 30, 2008.  This compares to $454 thousand for the same period last year.  Annualized net loan charge-offs as a percent of average total loans outstanding was 0.18% for the nine-month period ended September 30, 2008, versus 0.14% for the same period last year.  The increase in net charge-offs between comparable nine-month periods was principally due to an increase in losses on consumer installment loans secured by automobiles.

Delinquent loans, which are loans that are currently performing but where the borrower is 30 or more days late in making a scheduled payment, totaled $4.287 million or 0.8% of total loans outstanding at September 30, 2008.  By comparison, at December 31, 2007 delinquent loans totaled $3.917 million or 0.9% of total loans outstanding.  This represents a $370 thousand or 9.5% increase between the periods.  Although there was an increase in the level of delinquent loans, we consider these levels of delinquency to be manageable and well within management’s target range of less than 2.0% of total loans.

The allowance for loan losses increased modestly between December 31, 2007 and September 30, 2008.  At September 30, 2008 the allowance for loan losses was $7.225 million or 1.4% of loans outstanding.  This compares to $6.977 million or 1.6% of loans outstanding at December 31, 2007, a $248 thousand or 3.6% increase between the periods.  The allowance for loan losses to total loans outstanding decreased between comparable periods principally because loans outstanding increased significantly between the periods.  In addition, non-performing loans to total loans outstanding and potential problem loans decreased between the comparable periods.  This was consistent with management’s strategic plan to increase loans outstanding to credit-worthy borrowers.  We recorded $652 thousand of net charge-offs and $900 thousand in the provision for loan losses during the first nine months of 2008, resulting in a $248 thousand increase in the allowance for loan losses during the period.  Both our management and Board of Directors deemed the allowance for loan losses adequate at September 30, 2008 and December 31, 2007.

The credit quality of our debt securities is strong.  At September 30, 2008, 99.8% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moody’s credit rating services; 88.8% were rated “AAA.”  This compares to 99.5% and 95.5%, respectively, at December 31, 2007.  The decrease in “AAA” rated investment securities was principally due to the downgrade of approximately $10.600 million of insured municipal investment securities from “AAA” to “AA” during the second quarter of 2008.

During the nine-month period ended September 30, 2008, we did not hold any FannieMae or FreddieMac preferred stock or any other debt securities that were determined to be other than temporarily impaired.  At September 30, 2008, however, we held $39.429 million (par value) of available-for-sale and held-to-maturity mortgage-backed securities guaranteed by these two agencies.  The “AAA” credit quality status applied to these securities was effectively reaffirmed during the third quarter of 2008 when the U.S. federal government agreed to provide financial assistance to these government-sponsored enterprises.

Index

Obligations of States and Political Subdivisions (Municipal Bonds) Credit Quality Table:

The following table summarizes the insured and uninsured status of the Bank’s municipal securities portfolio (excluding notes issued directly by the Bank to local municipalities) at September 30, 2008.  The values and percentages presented are based on the par value of the municipal securities portfolio at September 30, 2008.

dollars in thousands
AAA (1)		AA		A		BAA	Not Rated	Total
Uninsured / Unenhanced	Insured / Enhanced	Uninsured / Unenhanced	Insured / Enhanced	Unenhanced	Enhanced	Enhanced	Unenhanced
$7,915	$13,070	$8,735	$14,575	$1,270	$5,025	$480	$445	$51,515
15.0%	24.7%	16.5%	27.6%	2.4%	9.5%	0.9%	0.8%

Total AAA	$20,985	Total AA	$23,310	Total A	$6,295
	39.7%		44.1%		11.9%
(1) Moody's ratings

We purchase our municipal securities based on the underlying creditworthiness of the issuing municipality and have not relied on the insurance enhancement attached to the security.

D. Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007

Overview.  There was a significant decrease in our net income and earnings per share between comparable three-month periods ended September 30, 2008 and 2007.  During the third quarter of 2008, we recorded net income and earnings per share of $1.383 million and $0.13, respectively.  This compares to net income of $1.991 million and earnings per share of $0.19 during the third quarter of 2007.  The $608 thousand decrease in net income and the $0.06 decrease in earnings per share between comparable quarters were due to a significant increase in non-interest expense, an increase in the provision for loan losses, and a decrease in non-interest income, offset, in part, by an increase in net interest income and a decrease in income taxes.  During the first nine months of 2008 we implemented several market expansion, growth, and back office improvement initiatives, which caused a significant increase in non-interest expense.  In the third quarter of 2008 we recorded $5.994 million of non-interest expense.  This compares to $5.102 million in non-interest expense recorded in the third quarter of 2007, an $892 thousand or 17.5% increase between comparable quarters.

Total non-interest income decreased from $1.568 million in the third quarter of 2007 to $1.367 million in the third quarter of 2008, a $201 thousand or 12.8% decrease.  During the third quarter of 2008 we recorded $86 thousand in net investment securities losses as compared to a $22 thousand net gain in the third quarter of 2007, causing a $108 thousand net decrease in non-interest income on a comparable quarter basis.  In addition, during the third quarter of 2008 we did not record any commission income due to the sale of our insurance agency subsidiary in the prior quarter.  By comparison, in the third quarter of 2007 we recorded $112 thousand of commission income.

We recorded $500 thousand in the provision for loan losses in the third quarter of 2008 as compared to $150 thousand in the third quarter of 2007, a $350 thousand increase.  The increase in the provision for loan losses between comparable periods was due principally to a significant increase in the average outstanding loan balance and an increase in delinquent loans.

The increase in non-interest expense, decrease in non-interest income, and increase in the provision for loan losses between the third quarter of 2007 and the third quarter of 2008 were offset, in part, by a significant increase in net interest income.  Between the third quarter of 2007 and the third quarter of 2008, average outstanding loans increased $84.244 million.  The increase in the average outstanding loan balances, our highest-yielding earning asset portfolio, between comparable quarters was the principal reason net interest income increased $593 thousand or 9.5% on a period to period basis.

The decrease in net income resulted in a decrease in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.62% in the third quarter of 2008 as compared to 1.01% in the third quarter of 2007.  Similarly, the return on average shareholders’ equity

Index

decreased from 12.15% in the third quarter of 2007 to 7.93% in the third quarter of 2008.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the third quarter of 2008, net interest income comprised 83% of our net revenue (net interest income plus non-interest income).  This compares to 80% in the third quarter of 2007.  For the three-month period ended September 30, 2008, our net interest income was $6.844 million.  By comparison, for the three-month period ended September 30, 2007, our net interest income was $6.251 million.  The $593 thousand or 9.5% increase in net interest income between comparable periods was due, in large part, to a significant increase in our earning asset balances, particularly loans.  During the third quarter of 2008, average earning assets totaled $837.158 million.  This compares to average earning assets of $738.599 million in the third quarter of 2007, a $98.559 million or 13.3% increase between comparable quarters.  The third quarter of 2008 marks the second consecutive quarter in which net interest income increased.

The yield on our earning assets decreased 69 basis points between comparable three-month periods, from 6.30% in the third quarter of 2007 to 5.61% in the third quarter of 2008.  Between September 2007 and April 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 325 basis points, from 5.25% to 2.00%, due to a slowing national economy.  This, in turn, caused a decrease in the national prime lending rate, an interest rate to which a significant portion of our loan portfolio is indexed.  These actions, along with decreases in other short-term interest rates, reduced the yield on our federal funds sold, interest bearing deposits (at other banks), and loans, which negatively affected interest income.  Between these periods, however, we embarked on an aggressive strategy to increase earning assets, particularly loans.  The increase in the average outstanding volume of our earning assets due to these efforts offset a substantial portion of the decrease in interest income caused by lower earning asset yields.  We recorded $11.804 million of interest income during the third quarter of 2008 as compared to $11.736 million in the third quarter of 2007, a $68 thousand or 0.6% increase.  The interest income recorded on loans, our highest yielding and largest earning asset portfolio, increased $66 thousand, from $8.306 million in the third quarter of 2007 to $8.372 million in the third quarter of 2008, despite a 117 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $515.948 million in the third quarter of 2008 as compared to $431.704 million in the third quarter of 2007, an $84.244 million or 19.5% increase.

Although we lowered most of the interest rates offered on our deposit accounts as interest rates declined, our net interest margin declined on a comparable quarter basis.  During the third quarter of 2008, our tax-equivalent net interest margin was 3.49%.  This compares to 3.66% in the third quarter of 2007, a 17 basis point decrease between comparable quarters.

We recorded $4.960 million in total interest expense during the third quarter of 2008 as compared to $5.485 million in the third quarter of 2007, a $525 thousand or 9.6% decrease between the periods.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.

During the third quarter of 2008 we recorded $722 thousand of interest expense on our money market deposit accounts at an average rate of 2.00%.  By comparison, during the third quarter of 2007 we recorded $995 thousand of interest expense at an average rate of 3.90%.  The 190 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.

Similarly, the interest expense recorded on time and other deposit accounts decreased $312 thousand between comparable quarters in spite of an increase in the average volume of time and other deposit accounts outstanding.  During the third quarter of 2008 the average rate paid on time and other deposit accounts was 3.64%, versus 4.36% in the third quarter of 2007, a 72 basis point decrease.

During the third quarter of 2008 the average rate paid on interest-bearing liabilities totaled 2.72%.  This compares to 3.43% during the third quarter of 2007.  The reduction in interest expense due to decreases in the average rate paid on interest-bearing liabilities, totaling $1.306 million, was partially offset by a $781 thousand increase in interest expense due to an increase in the average volume of interest-bearing liabilities between comparable periods.

Rate and Volume Analysis.  The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning

Index

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008 vs. 2007			2008 vs. 2007
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)			(Dollars in thousands)
Earning assets:
Federal funds sold	$(125)	$(42)	$(167)	$(404)	$87	$(317)
Interest bearing deposits	(46)	(65)	(111)	(115)	74	(41)
Securities	7	273	280	68	503	571
Loans	(1,432)	1,498	66	(3,132)	3,159	27
Total earning assets	(1,596)	1,664	68	(3,583)	3,823	240

Interest bearing liabilities:
Savings accounts	(36)	(9)	(45)	(105)	(40)	(145)
Money market accounts	(593)	320	(273)	(1,506)	863	(643)
NOW accounts	(39)	31	(8)	(43)	71	28
Time & other deposit accounts	(610)	298	(312)	(1,022)	944	(78)
Borrowings	(28)	141	113	(57)	179	122
Total interest bearing liabilities	(1,306)	781	(525)	(2,733)	2,017	(716)

Change in net interest income	$(290)	$883	$593	$(850)	$1,806	$956

Net interest income increased $593 thousand between the third quarter of 2007 and the third quarter of 2008.  Between the periods we recorded a $68 thousand increase in interest income and a $525 thousand decrease in interest expense.  The increase in interest income between comparable quarters was principally driven by a significant increase in the average loan balances outstanding and, to a lesser extent, investment securities, offset, in part, by a decrease in the yield on all categories of earning assets except securities.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume in all categories of interest-bearing liabilities except savings accounts.

Between September 2007 and April 2008, the Federal Open Market Committee lowered the federal funds target rate by 325 basis points due to a weakening national economy.  The precipitous drop in the federal funds rate and other market interest rates caused a significant reduction in both our interest-earning asset yields and interest-bearing liability costs.  Conversely, our strategy to increase the Company’s earning assets contributed to increases in both interest income and interest expense due to volume factors.  More specifically, net interest income increased $883 thousand between the third quarter of 2007 and the third quarter of 2008 due to volume factors but was offset, in part, by a $290 thousand decrease in net interest income due to rate factors.  Between the third quarter of 2007 and the third quarter of 2008, the volume of earning assets increased $98.559 million, while the tax equivalent net interest margin decreased 17 basis points, from 3.66% in the third quarter of 2007 to 3.49% in the third quarter of 2008.

Throughout 2007 and the first nine months of 2008, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we increased the average outstanding balances in our loan portfolio from $431.704 million in the third quarter of 2007 to $515.948 million in the third quarter of 2008.  The growth in the loan portfolio contributed $1.498 million of additional interest income between comparable quarters.  This improvement, however, was offset by a $1.432 million decrease in interest income due to a decrease in the average yield on loans between comparable quarters as market interest rates dropped.  Due to these

Index

two factors, the interest income recorded on loans increased $66 thousand between comparable quarters.

We recorded a $167 thousand decrease in interest income on federal funds sold between the third quarter of 2007 and the third quarter of 2008.  Between comparable quarters the yield on federal funds sold declined 304 basis points and the average outstanding balance decreased from $19.113 million in the third quarter of 2007 to $15.164 million in the third quarter of 2008.  Due to these factors, the interest income on federal funds sold between the periods decreased $125 thousand due to rate and $42 thousand due to volume.

The interest income recorded on our investment securities portfolio increased $280 thousand between the third quarter of 2007 and the third quarter of 2008, $273 thousand due to volume and $7 thousand due to rate.  As we increased deposit liabilities and borrowings between comparable periods, we invested a portion of these funds in investment securities.  Between the comparable quarters, maturing investment securities were replaced by new investment securities at higher effective yields.  Many of the securities that matured and amortized between June 2007 and September 2008 were initially purchased during 2003, 2004, and 2005, when investment securities yields were at historical lows.

The average outstanding balances in our interest-bearing deposits at other banks decreased from $12.416 million in the third quarter of 2007 to $5.216 million in the third quarter of 2008.  Due to a decrease in short-term interest rates between the periods, the average yield on this portfolio declined from 4.70% in the third quarter of 2007 to 2.75% in the third quarter of 2008.  The combination of these factors resulted in a $111 thousand decrease in interest income on this portfolio between the periods, $65 thousand due to volume and $46 thousand due to rate.

We recorded $3.174 million in interest expense on time and other accounts during the third quarter of 2008 as compared to $3.486 million in the third quarter of 2007, a $312 thousand or 9.0% decrease in interest expense between the periods.  Due primarily to an increase in municipal customer certificates of deposit, the average outstanding balances in time and other deposit accounts increased $30.468 million between the third quarter of 2007 and the third quarter of 2008.  This increase in the volume of time and other deposit accounts increased interest expense $298 thousand between comparable quarters.  As short-term interest rates dropped in late 2007 and the first half of 2008, we lowered the interest rates offered on new and renewed certificates of deposit.  These rate factors caused interest expense on time and other deposit accounts to decrease by $610 thousand between comparable quarters.

Interest expense on money market deposit accounts decreased $273 thousand between the third quarter of 2007 and the third quarter of 2008.  As short-term interest rates decreased between June 2007 and April 2008, we lowered the interest rate paid on money market deposit accounts.  Although this decreased interest expense on money market deposit accounts by $593 thousand between the third quarter of 2007 and the third quarter of 2008, the decrease was partially offset by a $320 thousand increase in interest expense on money market deposit accounts due to volume.  The average outstanding balance in money market accounts increased $42.407 million or 41.9% between comparable quarters, from $101.283 million in the third quarter of 2007 to $143.690 million in the third quarter of 2008.

In 2008 we decreased the interest rates paid on statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a decrease in the average outstanding balances on these accounts.  These factors resulted in a $45 thousand decrease in interest expense between the third quarter of 2007 and the third quarter of 2008, $36 thousand due to rate and $9 thousand due to volume.

The average rate paid on NOW accounts decreased from 1.30% in the third quarter of 2007 to 1.11% in the third quarter of 2008.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $76.207 million in the third quarter of 2007 to $86.507 million in the third quarter of 2008 due principally to an increase in municipal deposit accounts.  Between comparable periods, interest expense on NOW accounts decreased $8 thousand.  The increase in the volume of NOW accounts increased interest expense $31 thousand between comparable periods, but was offset by a $39 thousand decrease in interest expense due to a decrease in rate.

Between the third quarter of 2007 and the third quarter of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The interest rates on these new long-term borrowings were generally less than the interest rates on maturing long-term borrowings, which dropped our average cost of borrowings from 4.00% in the third quarter of 2007 to

Index

3.83% in the third quarter of 2008.  Interest expense on borrowings increased $113 thousand between comparable quarters.  An increase in the average volume of borrowings increased interest expense by $141 thousand, while the decrease in the average rate paid on borrowings decreased interest expense by $ 28 thousand.

Provision for Loan Losses.  We recorded $500 thousand in the provision for loan losses in the third quarter of 2008.  This compares to $150 thousand for the third quarter of 2007, a $350 thousand increase.  The provision for loan losses increased due to two principal factors.  First, the average outstanding loan balance increased significantly between comparable quarters.  During the third quarter of 2007, the average outstanding loan balance was $431.704 million.  By comparison, the average outstanding loan balance was $515.948 million during the third quarter of 2008, an $84.244 million or 19.5% increase.  In addition we experienced an increase in the level of delinquent loans.  Delinquent loans increased from $2.743 million or 0.6% of total loans outstanding on September 30, 2007 to $4.287 million or 0.8% of total of loans outstanding on September 30, 2008.  We attribute this increase to an increase in gasoline and other fuel costs and the general economic slowdown.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, gain on life insurance coverage, other service fees, gain on sale of insurance agency subsidiary, and other income.  Non-interest income decreased in the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007.  Specifically, total non-interest income decreased from $1.568 million in the third quarter of 2007 to $1.367 million in the third quarter of 2008, a $201 thousand or 12.8% decrease.  The decrease in non-interest income between comparable quarters was principally due to a few significant factors including decreases in commission income, net investment security gains (losses), and other income, offset, in part, by a significant increase in service charges on deposit accounts.

More specifically, during the second quarter of 2008 we sold our membership interest in Mang – Wilber LLC, our former insurance agency subsidiary.  For this reason, we did not record any commission income during the third quarter of 2008.  By comparison, during the third quarter of 2007 we recorded $112 thousand of commission income.

Trust fees decreased $22 thousand or 4.7% between the three-month period ended September 30, 2007 and the three-month period ended September 30, 2008.  During the third quarter of 2008 we recorded $451 thousand in trust fees as compared to $473 thousand in the third quarter of 2007.  The decrease was principally due to a $50 thousand decrease in executor fees recorded between comparable quarters, offset, in part, by a $23 thousand increase in account termination fees.

During the third quarter of 2008 we recorded $589 thousand in service charges on deposit accounts.  This compares to $478 thousand during the third quarter of 2007, a $111 thousand or 23.2% increase.  The net increase in service charges on deposit accounts was primarily due to two factors: an increase in penalty charges on checking accounts and an increase in deposit service charges on business checking accounts.  During 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and increasing penalty charges on checking accounts.  In March 2008 we increased the monthly and per item fees across our business checking account product line.

During the third quarter of 2008 we recognized net investment securities losses of $86 thousand.  The net loss was comprised of two factors.  During the third quarter of 2008 we recorded $38 thousand in net gains on the sale of available-for-sale equity securities.  We held a portfolio of common stocks of other financial institutions but liquidated the majority of the portfolio during the third quarter of 2008 due to the national financial crisis.  This net gain was offset by $124 thousand in losses on our trading securities.  Our trading securities portfolio consists of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan.  By comparison, during the third quarter of 2007 we recorded net investment security gains totaling $22 thousand, $10 thousand due to an increase in the value of our trading securities portfolio and $12 thousand in realized gains on the sale of available-for-sale investment securities.

During the first quarter of 2007 we acquired Provantage Funding Corporation (“Provantage”), a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  During the third quarter of 2008 we merged Provantage into the Company’s principal subsidiary, Wilber National Bank, to improve the overall

Index

efficiency of our mortgage origination process.  We now operate Provantage as a division of Wilber National Bank.  In the normal course of its business, our Provantage Home Loan division sells a portion of the loans it originates to third party financial institutions.  These mortgages are recorded in loans held for sale and sold to these third parties at a premium (less the costs to sell), which is recorded as a component of net gain on sale of loans.  During the third quarter of 2008 we recorded a $16 thousand net gain on the sale of these loans.  This compares to $50 thousand during the third quarter of 2007.  Although total residential mortgage loan originations increased period over period, the net gain recorded on the sale of these loans decreased because more of these loans were retained for our own loan portfolio.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Total non-interest expense increased $892 thousand or 17.5% on a comparable quarter basis, from $5.102 million in the third quarter of 2007 to $5.994 million in the third quarter of 2008.  The substantial increase in total non-interest expense between comparable quarters was principally due to various market expansion, product enhancement, and bank operating system enhancements.

Salaries expense increased $281 thousand or 11.0% between comparable quarterly periods, from $2.548 million in the third quarter of 2007 to $2.829 million in the third quarter of 2008.  The increase in salaries expense between the comparable periods was due primarily to an increase in base salaries, commission, incentive, and overtime pay.  In the first quarter of 2008 we hired eight banking professionals from the Syracuse, New York marketplace to staff our Cicero, New York (Onondaga County) loan representative office, and during the second quarter of 2008 we opened a full-service branch office in Halfmoon, New York (Saratoga County).  Finally, throughout 2007 and the first nine months of 2008 we hired additional sales and operations staff and provided merit pay raises to existing staff.  The increase in base salaries, overtime, incentive, and commission pay, totaling $449 thousand, was offset, in part, by a $168 thousand decrease in executive deferred compensation pay between the periods.

We recorded employee benefits expense of $677 thousand in the third quarter of 2008 as compared to $526 thousand in the third quarter of 2007, a $151 thousand or 28.7% increase.  During the third quarter of 2008 we recorded a $97 thousand increase in group health insurance expense, an $86 thousand increase in 401(k) plan expense, a $55 thousand increase in other benefits, and a $30 thousand increase in FICA expense.  These increases were offset by a $117 improvement in various other benefit expenses including a $58 thousand increase in the pension plan benefit and a $21 thousand decrease in employee education expense.  The increase in employee benefits expense can be largely attributed to our market expansion efforts and the associated increase in full time equivalent employees.

On a combined basis, occupancy expense of company premises and furniture and fixture expense increased $102 thousand or 15.6%, from $653 thousand in the third quarter of 2007 to $755 thousand in the third quarter of 2008.  During 2008, we began incurring a lease expense on two new facilities, namely our representative loan office in Cicero, New York (Onondaga County) and our full-service branch office facility in Halfmoon, New York (Saratoga County).  In addition, during 2007 we made various investments in our premises and equipment and assumed certain lease agreements in connection with the Provantage acquisition. These endeavors increased depreciation expense, equipment maintenance costs, building repairs, insurance cost, property taxes, and rents between comparable periods.

Computer service fees increased $241 thousand or 119.3% between comparable quarters, from $202 thousand in the third quarter of 2007 to $443 thousand in the third quarter of 2008.  During the first quarter of 2008 we transferred our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  We also converted our payroll system from proprietary software to a third party software provider.  On a combined basis, these two computer system changes were responsible for $234 thousand or 97.1% of the net increase in computer service fees period over period, $210 thousand due to the core system migration and $24 thousand due to the payroll system.

Advertising and marketing expenses increased $57 thousand or 40.7% between comparable quarters, from $140 thousand in the third quarter of 2007 to $197 thousand in the third quarter of 2008.  To support our market expansion efforts into the Capital District of New York and the Greater Syracuse market, we engaged a professional public relations firm and purchased additional newspaper and other advertising media spots during the third quarter of 2008.

Index

Professional fees increased modestly from $199 thousand in the third quarter of 2007 to $211 thousand in the third quarter of 2008, a $12 thousand or 6.0% increase. We recorded a $26 thousand net increase in other miscellaneous legal and professional fees, which was offset, in part, by a $14 thousand decrease in audit expenses.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses (expenses related to real estate properties formerly pledged as collateral on loans that we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure), minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the third quarter of 2008 other miscellaneous expenses increased $48 thousand or 5.8%, from $834 thousand in the third quarter of 2007 to $882 thousand in the third quarter of 2008.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

	For the Three Months Ended September 30,
Description of Other Miscellaneous Expense	2008	2007	Increase / (Decrease)
	dollars in thousands
Board fees	$54	$65	$(11)
FDIC assessment	30	19	11
Donations	9	71	(62)
Office supplies	84	70	14
Postage and shipping	100	41	59
Telephone and communications	114	43	71
Other losses	42	14	28
Minority interest expense	0	23	(23)
Loss on disposal of other assets	0	42	(42)
All other miscellaneous expense items, net	449	446	3
Total Other Miscellaneous Expense	$882	$834	$48

Due to the recent global financial crisis and the related losses incurred by the FDIC deposit insurance fund, we were recently advised that during 2009 there will be a substantial increase in the FDIC insurance premium rates charged to member banks.  Based on preliminary estimates, our FDIC related expense could increase between $200 thousand and $250 thousand per quarter, or $800 thousand to $1.000 million annually.

Income Taxes.  Income tax expense decreased from $576 thousand during the third quarter of 2007 to $334 thousand during the third quarter of 2008.  The decrease in income tax expense was primarily due to a decrease in income before tax.  The effective tax rate decreased between periods, from 22.4% in the third quarter of 2007 to 19.4% in the third quarter of 2008.  In the third quarter of 2008 a larger proportion of our income was derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance.

E. Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Overview.  Net income and earnings per share decreased significantly between the comparable nine-month periods ended September 30, 2008 and 2007.  During the first nine months of 2008 we recorded net income and earnings per share of $4.228 million and $0.40, respectively.  This compares to net income of $6.347 million and earnings per share of $0.60 during the first nine months of 2007.  The $2.119 million decrease in net income and the $0.20 decrease in earnings per share between comparable periods were caused by a significant decrease in non-interest income, a significant increase in non-interest expense, and an increase in the provision for loan losses, offset by an increase in net

Index

interest income and a decrease in income taxes.  Total non-interest income decreased from $5.671 million in the first nine months of 2007 to $4.815 million in the first nine months of 2008, an $856 thousand or 15.1% decrease.  The decrease in non-interest income between comparable periods was significantly impacted by five distinct events, two of which were recorded in 2008 and three of which were recorded in 2007.

During the first nine months of 2008 as compared to the corresponding period in 2007, we recorded a significant increase in non-interest expense due principally to our market expansion and asset growth strategy.  Salaries, benefits, occupancy expense of bank premises, furniture and fixture expense, computer service fees, advertising and marketing, and other miscellaneous expenses all increased, while professional fees decreased.  Total non-interest expense increased $2.526 million or 16.5% between comparable nine-month periods, from $15.287 million in the nine-month period ended September 30, 2007 to $17.813 million in the nine-month period ended September 30, 2008.

The increase in non-interest expense, increase in the provision for loan losses, and decrease in non-interest income were offset, in part, by a $956 thousand or 5.2% increase in net interest income and a $557 thousand decrease in income taxes.  Between the nine months ended September 30, 2007 and the nine months ended September 30, 2008, we reduced the interest rates paid on interest-bearing deposit accounts and recorded a $716 thousand decrease in interest expense.  In addition, we increased the average outstanding balances in all categories of earning assets, particularly loans, between comparable periods in order to mitigate the decrease in interest income due to declining asset yields.

The provision for loan losses increased $250 thousand between the nine-month period ended September 30, 2007 and the nine-month period ended September, 30 2008 due primarily to a significant increase in the average outstanding loan balance.  In addition, the level of delinquent loans increased between the comparable periods due to a slowing economy and higher fuel prices.

The decrease in net income resulted in a decrease in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.66% in the first nine months of 2008 as compared to 1.10% in the first nine months of 2007.  Similarly, the return on average shareholders’ equity decreased from 13.22% in the first nine months of 2007 to 8.10% in the first nine months of 2008.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first nine months of 2008, net interest income comprised 80.0% of our net revenue (net interest income plus non-interest income).  This compares to 76.0% in the first nine months of 2007.  In the nine-month period ended September 30, 2008 our net interest income was $19.348 million.  By comparison, for the nine-month period ended September 30, 2007 our net interest income was $18.392 million.  The $956 thousand or 5.2% increase in net interest income between comparable periods was due, in large part, to a significant increase in our earning asset balances.  During the first nine months of 2008, average earning assets totaled $808.345 million.  This compares to average earning assets of $729.271 million in the first nine months of 2007, a $79.047 million or 10.8% increase between the comparable periods.

Although we lowered most of the interest rates offered on our deposit accounts as interest rates declined, our net interest margin declined on a comparable period basis.  During the first nine months of 2008, our tax-equivalent net interest margin was 3.44%.  This compares to 3.65% in the first nine months of 2007, a 21 basis point decrease between comparable periods.

The yield on our earning assets decreased 58 basis points between comparable nine-month periods, from 6.28% in the first nine months of 2007 to 5.70% in the first nine months of 2008.  Between September 2007 and April 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 325 basis points, from 5.25% to 2.00%, due to a slowing national economy.  This, in turn, caused a decrease in the national prime lending rate, an interest rate to which a significant portion of our loan portfolio is indexed.  These actions, along with decreases in other short-term interest rates, reduced the yield on our federal funds sold, interest bearing deposits (at other banks), and loans between comparable nine-month periods.  To counteract a decreasing net interest margin, we deployed a strategy to grow the earning assets of the Company and increased the average outstanding balances in all categories of earning assets over comparable nine month periods with a special emphasis on loans, our highest yielding portfolio.  The increase in the average outstanding volume of our earning assets due to these efforts offset the decrease in interest income caused by lower earning asset yields.  We recorded $34.502 million of interest income during the nine-month period ended September 30, 2008 as compared to $34.262 million in the nine-month period ended September 30, 2007, a $240 thousand or 0.7% increase.  The interest income recorded on loans increased $27 thousand or 0.1%, from $23.994 million

Index

in the first nine months of 2007 to $24.021 million in the first nine months of 2008, despite a 94 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $479.561 million in the nine-month period ended September 30, 2008 as compared to $420.581 million in the nine-month period ended September 30, 2007, a $58.980 million or 14.0% increase.

We recorded $15.154 million in total interest expense during the nine-month period ended September 30, 2008 as compared to $15.870 million in the nine-month period ended September 30, 2007, a $716 thousand or 4.5% decrease between the periods.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities.  Between periods, however, the average outstanding balance in savings accounts, the least expensive category of interest-bearing deposits, decreased, while the average outstanding balances in time accounts and money market accounts, our more expensive categories of interest-bearing deposits, increased.  This change in the composition of interest-bearing deposits reduced the potential cost savings of our deposit rate actions between the periods.

Between comparable nine-month periods, the average rate paid on savings accounts decreased from 0.62% in the first nine months of 2007 to 0.43% in the first nine months of 2008.  In addition, due to the low rate of interest offered on savings accounts, the average outstanding balance in savings accounts declined from $78.767 million in the first nine months of 2007 to $69.552 million in the first nine months of 2008, a $9.215 million or 11.7% decrease.  Correspondingly, interest expense on savings accounts decreased from $367 thousand in the nine-month period ended September 30, 2007 to $222 thousand in the nine-month period ended September 30, 2008.

The average outstanding balances in NOW accounts, money market accounts, and time and other deposit accounts all increased significantly between comparable nine-month periods.  On a combined basis, the average outstanding balances in these interest-bearing deposit categories increased $75.989 million or 15.6% despite declining interest rates.

The average rate paid on money market accounts decreased from 3.93% in the first nine months of 2007 to 2.15% in the first nine months of 2008, but average outstanding balances increased from $93.341 million to $130.502 million between these same periods.  We recorded interest expense on money market accounts of $2.100 million in the nine-month period ended September 30, 2008 versus $2.743 million in the nine-month period ended September 30, 2007, a $643 thousand or 23.4% decrease between periods.

Similarly, the average rate paid on time and other deposit accounts decreased from 4.31% in the first nine months of 2007 to 3.89% in the first nine months of 2008, but average outstanding balances increased from $315.893 million to $346.878 million between these same periods.  We recorded interest expense on time and other deposit accounts of $10.095 million in the nine-month period ended September 30, 2008 versus $10.173 million in the nine-month period ended September 30, 2007, a $78 thousand or 0.8% decrease between periods.

Between the nine-month period ended September 30, 2007 and the nine-month period ended September 30, 2008, the average outstanding balance of NOW accounts increased by $7.843 million or 10.0% but the average interest rate paid decreased by only 7 basis points, from 1.28% in the first nine months of 2007 to 1.21% in the first nine months of 2008.  As a result of these changes, interest expense on NOW accounts increased from $751 thousand in the nine-month period ended September 30, 2007 to $779 thousand in the nine-month period ended September 30, 2008, a $28 thousand or 3.7% increase between comparable periods.  The increase in average outstanding balances between the periods was principally due to an increase in municipal deposits, which was consistent with our strategy to secure more deposits from this customer segment.

Interest on borrowings increased from $1.836 million in the nine-month period ended September 30, 2007 to $1.958 million in the nine-month period ended September 30, 2008, a $122 thousand or 6.6% increase.  Although the average rate paid for borrowings decreased 12 basis points, from 4.00% to 3.88%, between comparable periods, interest expense increased due to an increase in the average outstanding balance in borrowings.  To fund long-term fixed-rate residential and commercial real estate loans, we borrowed long term funds at the FHLBNY between periods, resulting in a $6.067 million net increase in average outstanding borrowings between comparable periods.

Rate and Volume Analysis.  Net interest income increased $956 thousand between the nine-month period ended September 30, 2007 and the nine-month period ended September 30, 2008.  Between the periods, we recorded a $240 thousand increase in interest income and a $716 thousand decrease in interest

Index

expense.  The increase in interest income between comparable nine-month periods was principally driven by a significant increase in the average outstanding balances for all categories of earning assets, including a substantial increase in average loan balances outstanding, offset, in part, by a decrease in the yield on all categories of earning assets except securities.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume in all categories of interest-bearing liabilities except savings accounts.

Between September 2007 and September 2008 there was a significant drop in the federal funds rate and other market interest rates.  This helped drive a significant reduction in both our earning asset yields and interest-bearing liability costs, resulting in an $850 thousand decrease in net interest income due to rate factors.  Conversely, our strategy to increase the Company’s earning assets contributed to increases in both interest income and interest expense and increased net interest income $1.806 million between comparable periods due to volume factors.  More specifically, interest income (on a net basis) increased $240 thousand between the nine-month period ended September 30, 2007 and the nine-month period ended September 30, 2008 due to a significant increase in the volume of earning assets, offset, in part, by a decrease in the average yield on earning assets.  Between the first nine months of 2007 and the first nine months of 2008 the volume of earning assets increased $79.074 million, which contributed $3.823 million of additional interest income.  Between the same periods, the interest income generated on earning assets decreased $3.583 million due to rate factors.

Throughout 2007 and the first nine months of 2008, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we increased the average outstanding balances in our loan portfolio from $420.581 million in the first nine months of 2007 to $479.561 million in the first nine months of 2008.  The growth in the loan portfolio contributed $3.159 million of additional interest income between comparable nine-month periods.  This improvement, however, was offset by a $3.132 million decrease in interest income due to a decrease in the average yield on loans between comparable periods as market interest rates dropped.  Due to these two factors, the interest income recorded on loans increased $27 thousand between comparable nine-month periods.

We recorded a $317 thousand decrease in interest income on federal funds sold between the first nine months of 2007 and the first nine months of 2008.  Although we slightly increased the average volume of federal funds sold between comparable periods, which contributed $87 thousand of incremental interest income, this increase was offset by a $404 thousand decrease in interest income due to rate factors.  Throughout most of the first nine months of 2007, the Federal Open Market Committee’s target federal funds rate was 5.25%.  By comparison, the Federal Open Market Committee lowered the federal funds target rate from 5.25% on September 18, 2007 to 2.00% on April 30, 2008.

The interest income recorded on the investment securities portfolio increased $571 thousand between the first nine months of 2007 and the first nine months of 2008, $503 thousand due to volume and $68 thousand due to rate.  As we increased deposit liabilities and borrowings between comparable periods, we invested a portion of these funds in investment securities.  Between the comparable nine-month periods, maturing investment securities were replaced by new investment securities at higher effective yields.  Many of the securities that matured and amortized between June 2007 and September 2008 were initially purchased during 2003, 2004, and 2005, when investment securities yields were at historical lows.

The average outstanding balances in our interest-bearing deposits at other banks increased from $6.380 million in the first nine months of 2007 to $9.006 million in the first nine months of 2008.  Due to a decrease in short-term interest rates between periods, the average yield on this portfolio declined from 4.76% in the first nine months of 2007 to 2.76% in the first nine months of 2008.  These factors resulted in a $41 thousand decrease in interest income on this portfolio between the periods.  A $115 thousand decrease in interest income due to a decrease in rate of the portfolio was offset, in part, by a $74 thousand increase in interest income due to volume.

We recorded $10.095 million in interest expense on time and other accounts during the nine-month period ended September 30, 2008 as compared to $10.173 million during the nine-month period ended September 30, 2007, a $78 thousand or 0.8% decrease in interest expense between periods.  Due primarily to an increase in municipal customer certificates of deposit, the average outstanding balances in time and other deposit accounts increased $30.985 million between the first nine months of 2007 and the first nine months of 2008.  This increase in the volume of time and other deposit accounts increased interest expense by $944 thousand between comparable nine-month periods.  As short-term interest rates dropped in late 2007 and 2008, we lowered the interest rates offered on new and renewed

Index

certificates of deposit.  These factors decreased interest expense on time and other deposit accounts by $1.022 million between comparable nine-month periods.

Interest expense on money market deposit accounts decreased $643 thousand between the nine-month periods ended September 30, 2007 and September 30, 2008.  As short-term interest rates trended downward between June 2007 and September 2008, we lowered the interest rate paid on money market deposit accounts.  Although this decreased interest expense on money market deposit accounts by $1.506 million between comparable nine-month periods, the decrease was offset, in part, by a $863 thousand increase in interest expense on money market deposit accounts due to volume.

In the first nine months of 2008 we decreased the interest rates paid on our statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a decrease in the average outstanding balances.  These factors resulted in a $145 thousand decrease in interest expense between the first nine months of 2007 and the first nine months of 2008, $105 thousand due to rate and $40 thousand due to volume.

Between the nine-month period ended September 30, 2007 and the nine-month period ended September 30, 2008, the average outstanding balances in NOW accounts increased $7.843 million or 10.0%.  This growth in the volume of the portfolio increased interest expense $71 thousand between comparable nine-month periods.  Due to a 7 basis point decrease in the average rate paid on these deposits between comparable nine-month periods, however, interest expense on NOW accounts increased by only $28 thousand.  The decrease in interest expense due to rate on this portfolio between comparable nine-month periods was $43 thousand.

Between the second quarter of 2007 and the third quarter of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The rates of interest on these new long-term borrowings were generally slightly less than the rates of interest on maturing long-term borrowings, which dropped our average cost on borrowings from 4.00% in the first nine months of 2007 to 3.88% in the first nine months of 2008.  Interest expense on borrowings, however, increased $122 thousand between comparable periods due to an increase in the average volume of borrowings outstanding.  More specifically, between comparable nine-month periods, an increase in the average volume of borrowings increased interest expense $179 thousand, while the decrease in the average rate paid on borrowings decreased interest expense $57 thousand.

Provision for Loan Losses. We recorded $900 thousand in the provision for loan losses for the nine-month period ended September 30, 2008.  This compares to $650 thousand for the nine-month period ended September 30, 2007, a $250 thousand increase.  The provision for loan losses increased due to two principal factors.  First, the average outstanding loan balance increased significantly between comparable nine-month periods.  During the nine-month period ended September 30, 2007, the average outstanding loan balance was $420.581 million.  By comparison, the average outstanding loan balance was $479.561 million during the nine-month period ended September 30, 2008, a $58.980 million or 14.0% increase.  In addition we experienced an increase in the level of delinquent loans.  Delinquent loans increased from $2.743 million or 0.6% of total loans outstanding on September 30, 2007 to $4.287 million or 0.8% of total of loans outstanding on September 30, 2008.  We attribute this increase to an increase in gasoline and other fuel costs and the general economic slowdown.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, gain on life insurance coverage, other service fees, gain on sale of insurance agency subsidiary, and other income.  Non-interest income decreased in the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007.  Specifically, total non-interest income decreased from $5.671 million in the nine-month period ended September 30, 2007 to $4.815 million in the nine-month period ended September 30, 2008, an $856 thousand or 15.1% decrease.  The decrease in non-interest income between comparable periods was significantly influenced by five distinct events that in total were responsible for a $749 thousand decrease in non-interest income between comparable periods, offset, in part, by a $107 thousand net increase in other categories of non-interest income.  In particular, during the first nine months of 2008 we: (i) recorded a $628 thousand gain on the sale of our membership interest in our former insurance agency subsidiary, Mang – Wilber LLC, and (ii) expensed $178 thousand of pre-construction costs related to a prospective branch site in Dewitt, New York (Onondaga County) that we abandoned.  In comparison, during the first nine months of 2007 we recorded: (i) a $615 thousand (non-taxable) gain on life insurance coverage due to the unexpected death of a senior executive, (ii) $232 thousand in flood-recovery grant income in connection with certain

Index

flood-related impairment charges we incurred in 2006, and (iii) a $352 thousand deferred gain on the sale of our Norwich Town branch office building and related equipment to the landowner.

The commission earned on the sale of insurance policies and products through our former insurance agency subsidiary, Mang-Wilber LLC, was recorded in commission income.  In the second quarter of 2008 we sold our membership interest in Mang-Wilber LLC and effectively exited the insurance sales business.  Consequently, we did not record any commission income during the third quarter of 2008, which was the primary reason commission income decreased $156 thousand between comparable nine-month periods.  In the nine months ended September 30, 2008 we recorded $246 thousand of commission income as compared to $402 thousand during the nine-month period ended September 30, 2007.

Categories of non-interest income that changed significantly and were not directly impacted by the above five distinct events include trust fees, service charges on deposit accounts, net investment security gains (losses), and the net gain on sale of loans.

Trust fees increased $19 thousand or 1.5% between the nine-month period ended September 30, 2007 and the nine-month period ended September 30, 2008.  During the first nine months of 2008 we recorded $1.272 million in trust fees as compared to $1.253 million in the first nine months of 2007.  The increase between comparable periods was principally due to an increase in general account administration and custodial fees and executor fees totaling $45 thousand, offset, in part, by a $26 thousand decrease in account termination fees.

During the nine-month period ended September 30, 2008 we recorded $1.580 million in service charges on deposit accounts.  This compares to $1.379 million during the nine-month period ended September 30, 2007, a $201 thousand or 14.6% increase.  The net increase in service charges on deposit accounts was primarily due to two factors: an increase in penalty charges on checking accounts and an increase in deposit service charges on business checking accounts.  During 2007 we began offering our courtesy overdraft service to more of our checking account customers, causing an increase in the product’s usage and increasing penalty charges on checking accounts.  In March 2008 we increased the monthly and per item fees across our business checking account product line.

During the first nine months of 2008 we recognized net investment securities gains totaling $78 thousand.  By comparison, we recognized $148 thousand in net investment securities gains during the first nine months of 2007.  The $70 thousand or 47.3% decrease in net investment securities gains between comparable periods was influenced by two principal factors: net gains recorded on the sale of available-for-sale investment securities and changes in the value of our trading securities portfolio.  During the nine-month period ended September 30, 2008 we received proceeds from sales and maturities of available-for-sale investment securities totaling $48.660 million, generating $298 thousand in net gains.  During the same period, our trading securities generated net losses of $220 thousand.  By comparison, during the nine-month period ended September 30, 2007 we recorded $12 thousand in gains on the sale of available-for-sale investment securities and $136 thousand in net investment securities gains due to an increase in the value of our trading securities portfolio.  Our trading securities portfolio consists of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan.

During the first quarter of 2007 we acquired Provantage Funding Corporation (“Provantage”), a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  During the third quarter of 2008 we merged Provantage into the Company’s principal subsidiary, Wilber National Bank, to improve the overall efficiency of our mortgage origination process.  We now operate Provantage as a division of Wilber National Bank.  In the normal course of its business, our Provantage Home Loan division sells a portion of the loans it originates to third party financial institutions.  These mortgages are recorded in loans held for sale and sold to these third parties at a premium (less the costs to sell), which is recorded as a component of net gain on sale of loans.  During the first nine months of 2008 we recorded an $84 thousand net gain on the sale of these loans.  This compares to $160 thousand during the nine-month period ended September 30, 2007.  Although total residential mortgage loan originations increased period over period, the net gain recorded on the sale of these loans decreased because more of these loans were retained for our own loan portfolio.

Other income decreased from $1.086 million in the nine-month period ended September 30, 2007 to $291 thousand in the nine month period ended September 30, 2008, a $795 thousand or 73.2% decrease

Index

between comparable periods.  In the nine-month period ended September 30, 2007 we recorded a $352 thousand gain on the sale of our Norwich Town branch facility (and related equipment) and $232 thousand in flood-recovery grants.  By comparison, in the nine-month period ended September 30, 2008 we recorded a $178 thousand loss when we abandoned our plans to build a branch facility in Dewitt, NY (Onondaga County).  On a comparative basis, these factors contributed $762 thousand toward the $795 thousand decrease in other income between comparable periods.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Total non-interest expense increased $2.526 million or 16.5% on a comparable period basis, from $15.287 million in the first nine months of 2007 to $17.813 million in the first nine months of 2008.  The substantial increase in total non-interest expense between comparable periods was principally due to various market expansion, product enhancement, and bank operating system enhancements.

Salaries expense increased $1.185 million or 16.2% between comparable nine-month periods, from $7.295 million in the nine-month period ended September 30, 2007 to $8.480 million in the nine-month period ended September 30, 2008.  New staff salaries and increases in the base salaries of existing staff, overtime, incentive, and commission pay totaling $1.533 million was offset, in part, by a $348 thousand decrease in executive deferred compensation expense between the periods.  In the first quarter of 2008 we hired eight banking professionals from the Syracuse, New York marketplace to staff our Cicero, New York (Onondaga County) loan representative office, and in the second quarter of 2008 we opened a full-service branch office in Halfmoon, New York (Saratoga County).  In addition, during the first quarter of 2007 we acquired Provantage and began recording additional salaries expense relating to their staff.  Finally, throughout 2007 and the first nine months of 2008 we hired additional sales and operations staff and provided merit pay raises to existing staff.

We recorded employee benefits expense of $1.970 million in the first nine months of 2008 as compared to $1.897 million in the first nine months of 2007, a $73 thousand or 3.8% increase.  This net increase was caused by increases in some components of employee benefits expense and decreases in others.  Between comparable periods, we recorded a $157 thousand increase in other benefits, an $82 thousand increase in FICA expense, a $44 thousand increase in 401(k) plan expense, a $17 thousand increase in employee education expense, and a $10 thousand increase in unemployment insurance.  These increases were offset, in part, by a $175 thousand decrease in our pension plan benefit and a $37 thousand decrease in our group health insurance expense.  In the first quarter of 2008 we adopted a new accounting standard, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  The new standard required us to annually record an expense in other benefits for our executive split-dollar life insurance plan.  In the first nine months of 2008 we recorded $92 thousand in other benefits expense related to this plan as compared to no expense in the first nine months of 2007.  Conversely, during the first nine months of 2008 we recorded a $295 thousand benefit on the Company’s defined benefit retirement plan.  This compares to a $119 thousand benefit in the first nine months of 2007.  Our defined benefit plan was frozen in 2006, and the plan assets have performed well.  Finally, during the nine-month period ended September 30, 2008 we recorded $819 thousand in group health insurance expense.  This compares to $856 thousand during the nine-month period ended September 30, 2007, a $37 thousand or 4.3% decrease between comparable periods.  In the first nine months of 2007 we experienced a significant increase in claims on our partially self-insured health insurance plan.  Due to this claims experience we terminated the partially self-insured plan at the beginning of the third quarter of 2008, resulting in a $37 thousand decrease in expense on a comparable period basis.

On a combined basis, occupancy expense of Company premises and furniture and fixture expense increased $360 thousand or 18.6%, from $1.932 million in the first nine months of 2007 to $2.292 million in the first nine months of 2008.  During 2008 we began incurring lease expenses on two new facilities, namely our representative loan office in Cicero, New York (Onondaga County) and our full-service branch office facility in Halfmoon, New York (Saratoga County).  In addition, during 2007 we made various investments in our premises and equipment and assumed certain lease agreements in connection with the Provantage acquisition.  The combination of these endeavors increased depreciation expense, equipment maintenance costs, building repairs, insurance costs, property taxes, and rents.

Computer service fees increased $456 thousand or 78.8% between comparable nine-month periods, from $579 thousand in the first nine months of 2007 to $1.035 million in the first nine months of 2008.  In the first quarter of 2008 we transferred our core computer system from our main office location in Oneonta,

Index

New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  We also converted our payroll system from proprietary software to a third party software provider.  On a combined basis, these two computer system changes were responsible for $423 thousand or 92.8% of the net increase in computer service fees period over period, $371 thousand due to the core system migration and $52 thousand due to the payroll system.

Advertising and marketing expenses increased $161 thousand or 41.2% between comparable nine-month periods, from $391 thousand in the first nine months of 2007 to $552 thousand in the first nine months of 2008.  To support our market expansion efforts into the Capital District of New York and the Greater Syracuse market, we engaged a professional public relations firm and purchased additional newspaper and other advertising media spots during the first nine months of 2008.

Professional fees decreased from $722 thousand in the first nine months of 2007 to $678 thousand in the first nine months of 2008, a $44 thousand or 6.1% decrease.  We recorded a $76 thousand decrease in audit expenses, which was offset, in part, by a $32 thousand net increase in other miscellaneous legal and professional fees.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the nine-month period ended September 30, 2008, other miscellaneous expenses increased $335 thousand or 13.6%, from $2.471 million in the nine-month period ended September 30, 2007 to $2.806 million in the nine-month period ended September 30, 2008.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

	For the Nine Months Ended September 30,
Description of Other Miscellaneous Expense	2008	2007	Increase / (Decrease)
	dollars in thousands
Fidelity insurance	$88	$63	$25
FDIC assessment	68	57	11
Bad debt collection expense	80	144	(64)
Correspondent bank services	111	93	18
Accounts receivable financing program services	58	101	(43)
Donations	71	114	(43)
Dues and memberships	93	53	40
Postage and shipping	225	206	19
Telephone and communications	328	139	189
Travel and entertainment	212	158	54
Software amortization	196	131	65
Deferred reserves	(2)	20	(22)
Other losses	124	53	71
Minority interest expense	34	71	(37)
Loss on disposal of other assets	91	42	49
All other miscellaneous expense items, net	1,029	1,026	3
Total Other Miscellaneous Expense	$2,806	$2,471	$335

Due to the recent global financial crisis and the related losses incurred by the FDIC deposit insurance fund, we were recently advised that during 2009 there will be a substantial increase in the FDIC insurance premium rates charged to member banks.  Based on preliminary estimates, our FDIC related expense could increase between $200 thousand and $250 thousand per quarter, or $800 thousand to $1.000 million annually.

Income Taxes.  Income tax expense decreased from $1.779 million during the nine-month period ended September 30, 2007 to $1.222 million during the nine-month period ended September 30, 2008.  The

Index

decrease in income tax expense was primarily due to a decrease in income before tax.

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, we determined that at September 30, 2008 the Bank was in a “1A” liquidity position, the strongest liquidity position based on management’s internal rating system.  This compares to a “1B” liquidity position, the second strongest liquidity position based on management’s internal rating system, at December 31, 2007.

Index

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	September 30, 2008	December 31, 2007
Dollars in Thousands
Cash and cash equivalents	$25,646	$18,942
Available-for-sale and held-to-maturity investment securities at estimated fair value less securities pledged for state and municipal deposits and borrowings	$95,150	$101,253
Total loan to total asset ratio	60.1%	56.1%
FHLBNY remaining borrowing capacity	$5,588	$14,294
Available correspondent bank lines of credit	$15,000	$15,000
Federal Reserve Bank discount window	$9,095	$10,882

Our overall liquidity position decreased modestly between December 31, 2007 and September 30, 2008.  At September 30, 2008 we maintained $25.646 million in cash and cash equivalents, $95.150 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $29.683 million of readily available lines of credit at other banks to fund any anticipated or unanticipated growth in earning assets.  This compares to $18.942 million in cash and cash equivalents, $101.253 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $40.176 million of readily available lines of credit at other banks on December 31, 2007.  In aggregate, these potential funding sources provided $150.479 million of short- and long-term liquidity at September 30, 2008 as compared to $160.371 million at December 31, 2007, a $9.892 million decrease between periods.  The decrease in our liquidity is largely due to a significant increase in loans outstanding between periods.  Despite our significant loan growth between periods, our total loan to total asset ratios of 60.1% at September 30, 2008 and 56.1% at December 31, 2007 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and stand-by letters of credit increased significantly between December 31, 2007 and September 30, 2008.  Commitments to extend credit and stand-by letters of credit totaled $133.683 million at September 30, 2008 versus $97.543 million at December 31, 2007, a $36.140 million or 37.1% increase.  The increase between periods was principally due to increases in unused portions of commercial lines of credit and commitments to fund commercial construction loans.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter and therefore are not expected to materially impact our liquidity prospectively.

On a quarterly basis we prepare a forward-looking 90-day sources and uses report to determine future liquidity needs.  Based on this report, our deposit retention experience, anticipated loan and investment funding and prepayment activity, the product offerings of our competitors, the level of interest rates, the level of regional economic activity, and our current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our funding commitments over the next several quarters prospectively.

Although our internal liquidity measurement systems portend adequate amounts of liquidity and we generally rely on customer deposits to fund our operation, during the third quarter of 2008 one of our important funding sources, the FHLBNY, experienced a significant decrease in its ability to extend credit to its member banks.  The Federal Home Loan Bank system relies heavily on foreign creditors.  Due to the global financial crisis, these creditors have withdrawn significantly from the credit market, which has directly affected the FHLBNY’s ability to provide advances (loans) to its member banks, including us.  Historically, we have relied on FHLBNY advances to fund select loans and investments.  Although we ultimately expect the FHLBNY to resume its credit and lending practices, this situation has negatively affected our ability to fund certain aspects of our operation, in particular long term fixed rate commercial and residential loans, at a reasonable cost.

Index

G.  Capital Resources and Dividends

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by our management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to shareholders while maintaining a sufficient capital base to provide for future expansion and complying with all regulatory standards.

Due to the significant growth in total assets during the first nine months of 2008, total shareholders’ equity to total assets decreased from 8.74% at December 31, 2007 to 7.86% at September 30, 2008.  Between September 30, 2008 and December 31, 2007, total shareholders’ equity increased $398 thousand or 0.6%.  Total shareholders’ equity was $69.797 million at September 30, 2008 as compared to $69.399 million at December 31, 2007.  The slight increase in shareholders’ equity between periods was due to a few factors.  During the first nine months of 2008 we recorded net income of $4.228 million.  We also recorded a $602 thousand positive change in net unrealized loss on investment securities, net of tax, due to a general decrease in the level of interest rates, and a $98 thousand positive adjustment to retained earnings to recognize the effect of the change in the measurement date of our defined benefit pension plan.  These factors were offset, in part, by cash dividend payments and the adoption of a new accounting standard.  In 2008 the FASB EITF issued new accounting guidance, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,”   that required us to record an estimated liability for our executive split-dollar life insurance benefit plan through retained earnings.  Accordingly, we recorded a $1.537 million decrease in retained earnings.  Through the first three quarters of 2008, cash dividend payments to shareholders totaled $2.993 million.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at September 30, 2008 and December 31, 2007.  In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Company’s tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at September 30, 2008 were 10.64% and 11.84%, respectively.  This compares to 12.04% and 13.29%, respectively, at December 31, 2007.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At September 30, 2008, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $3.920 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

Index

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

The following table shows the projected changes in net interest income from a parallel shift in all market interest rates.  The shift in interest rates is assumed to occur in monthly increments of 0.50% per month until the full shift is complete.  In other words, we assume it will take six months for a 3.00% shift to take place.  This is also known as a “ramped” interest rate shock.  The projected changes in net interest income are totals for the twelve-month period beginning October 1, 2008 and ending September 30, 2009, under ramped shock scenarios.

Index

Interest Rate Sensitivity Table:

Interest Rates		Dollars in Thousands
Interest Rate Shock (1)	Prime Rate	Projected Annualized Net Interest Income	Projected Dollar Change in Net Interest Income	Projected Percentage Change in Net Interest Income	Projected Change in Net Interest Income as a Percent of Total Shareholders' Equity
3.00%	8.00%	$27,231	($1,245)	-4.37%	-1.78%
2.00%	7.00%	27,223	(1,253)	-4.40%	-1.80%
1.00%	6.00%	27,593	(883)	-3.10%	-1.27%
No change	5.00%	28,476	-	-	-
-1.00%	4.00%	29,041	565	1.98%	0.81%
-2.00%	3.00%	28,608	132	0.46%	0.19%
-3.00%	2.00%	28,489	13	0.05%	0.02%

(1) Under a ramped interest rate shock, interest rates are modeled to change at a rate of 0.50% per month.

Many assumptions are embedded within our interest rate risk model.  These assumptions are approved by the Bank’s ALCO and are based upon both management’s experience and projections provided by investment securities companies.  Assuming our prepayment and other assumptions are accurate, and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $1.253 million or 1.80% of total shareholders’ equity in a +2.00% ramped interest rate shock and would increase by $132 thousand or 0.19% of total shareholders’ equity in a –2.00% ramped interest rate shock.  This is within our Asset and Liability Policy guideline, which limits the maximum projected decrease in net interest income in a +2.00% or –2.00% ramped interest rate shock to –5.00% of the Company’s total equity capital.

Our strategy for managing interest rate risk is impacted by overall market conditions and customer demand, but we generally try to limit the volume and term of fixed-rate assets and fixed-rate liabilities so that we can adjust the mix and pricing of assets and liabilities to mitigate net interest income volatility.  We also purchase investments for the securities portfolio and structure borrowings from the FHLBNY to offset interest rate risk taken in the loan portfolio.  We also offer adjustable rate loan and deposit products that change as interest rates change.  Approximately 26% of our total assets at September 30, 2008 were invested in adjustable rate loans and investments.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Index

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

It should be noted that any system of internal controls, regardless of design, can provide only reasonable and not absolute assurance that the objectives of the control system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 4T:  Controls and Procedures

This item is not applicable as the Company is an accelerated filer.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At September 30, 2008 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the third quarter of 2008 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 12, 2008.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B.  Not applicable.

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

In July 2005 we announced that the Company’s Board of Directors authorized management to purchase up to $1.500 million of the Company’s common stock under a stock repurchase program.  At December 31, 2007, management’s remaining share repurchase authority under this program was $283 thousand due to the purchase of treasury shares totaling $1.217 million under this program since inception.  During the nine-month period ended September 30, 2008, the Company’s management did not purchase any additional shares of common stock under this program.  Therefore, management’s remaining share repurchase authority was $283 thousand at September 30, 2008.

Shares repurchased under the repurchase program are made in the open market or through private transactions and are limited to one transaction per week.  All open market transactions are conducted exclusively through Merrill Lynch, a registered broker-dealer.  Private purchases may be transacted directly with the seller and need not be transacted through Merrill Lynch.  Each private transaction is individually subject to the approval of the Board of Directors of the Company.  All stock purchases are effected in compliance with the laws of the State of New York, Rule 10b(18) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, and the rules of the NYSE Alternext US stock exchange (formerly the American Stock Exchange).

During the three-month period ended September 30, 2008, the rights of holders of our registered

Index

securities were not modified, nor was any other class of security issued that could materially limit or qualify our registered securities.

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended September 30, 2008.

ITEM 4: Submission of Matters to a Vote of Security Holders

None.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Date:	November 6, 2008
Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Date:	November 6, 2008
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