Form 10-K
period 2008-12-31
Wilber CORP
filed 2009-03-13
CIK 709942

THE WILBER CORPORATION ANNUAL REPORT ON SECURITIES AND EXCHANGE COMMISSION FORM 10-K for the Year-Ended December 31, 2008

The Annual Report on Form 10-K that follows is not part of the proxy solicitation material.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value per share	Name of each exchange on which registered NYSE Alternext U.S.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☒

1-K

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $53.2 million, based upon the closing price as reported on the NYSE Alternext U.S. [formerly the American Stock Exchange].  Although Directors and Executive Officers of the registrant were assumed to be “affiliates” for the purposes of this calculation, the classification is not to be interpreted as an admission of such status.  There were no classes of non-voting common stock authorized on June 30, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Common Stock, $0.01 par value per share)	Outstanding at March 9, 2009 10,503,704 shares

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 24, 2009 are incorporated by reference.

2-K

This page intentionally left blank

3-K

THE WILBER CORPORATION
FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS

RECENT DEVELOPMENTS

PART I

ITEM 1:	BUSINESS

	A.	General
	B.	Market Area
	C.	Lending Activities
		i.	Loan Products and Services
		ii.	Loan Approval Procedures and Authority
		iii.	Credit Quality Practices
	D.	Investment Securities Activities
	E.	Sources of Funds
	F.	Electronic and Payment Services
	G.	Trust and Investment Services
	H.	Insurance Services
	I.	Supervision and Regulation
		i.	The Company
		ii.	The Bank
	J.	Competition
	K.	Legislative and Regulatory Developments

ITEM 1A:	RISK FACTORS

ITEM 1B:	UNRESOLVED STAFF COMMENTS

ITEM 2:	PROPERTIES

ITEM 3:	LEGAL PROCEEDINGS

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	A.	Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities
	B.	Use of Proceeds from Registered Securities
	C.	Purchases of Equity Securities by Issuer and Affiliated Purchasers

ITEM 6:	SELECTED FINANCIAL DATA

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	A.	General
	B.	Performance Overview
	C.	Financial Condition
		i.	Comparison of Financial Condition at December 31, 2008 and December 31, 2007

4-K

	D.	Results of Operations
		i.	Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007
	E.	Liquidity
	F.	Capital Resources and Dividends

ITEM 8:	FINANCIAL STATEMENTS

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A:	CONTROLS AND PROCEDURES

ITEM 9B:	OTHER INFORMATION

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
	A.	Directors of the Registrant
	B.	Executive Officers of the Registrant Who Are Not Directors
	C.	Compliance With Section 16(a) of the Exchange Act
	D.	Code of Ethics
	E.	Corporate Governance

ITEM 11:	EXECUTIVE COMPENSATION

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
	A.	Related Transactions
	B.	Director Independence

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, including volatility and disruption in national and international financial markets, legislative and regulatory changes, government intervention in the U.S. financial system, monetary and fiscal policies of the federal government, changes in tax policies, tax rates and regulations of federal, state and local tax authorities, changes in consumer preferences, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services and fees.

Please do not rely unduly on any forward-looking statements, which are valid only as of the date made.  Many factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from what we anticipate or project.  We have no obligation to update any forward-looking statements to reflect future events that occur after the statements are made and we specifically disclaim such obligation.

6-K

Index

RECENT DEVELOPMENTS

Emergency Economic Stabilization Act of 2008.  In response to the current financial crisis, on October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which includes the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the U.S. Department of the Treasury (the “Treasury”) announced that, using the authority granted to it under TARP, it would make equity investments in healthy banks and bank holding companies pursuant to its Capital Purchase Program (“CPP”). The purpose of the CPP is to increase the flow of financing to businesses and consumers, support the national economy, strengthen market stability and improve the strength of financial institutions. Under the CPP, the Treasury purchases preferred stock in companies that choose to participate, in amounts ranging from a minimum of 1% to a maximum of 3% of each participating institution’s risk-weighted assets. Qualifying institutions that sell preferred stock to the Treasury are expected to use the cash proceeds they receive primarily to fund additional lending activities, though proceeds also may be used by companies for other corporate purposes

The Company applied to participate in the CPP on November 7, 2008. Participation in the CPP required the Company to authorize and issue preferred stock to the Treasury. On December 11, 2008, the Treasury notified the Company that its application to participate in the CPP had been preliminarily approved for $12 million, or approximately 2% of the Company’s risk-weighted assets. At a special meeting held on February 27, 2009, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation authorizing the issuance of up to 100,000 shares of preferred stock.

Although the amendment to the certificate of incorporation permits our Board of Directors to issue preferred stock to the Treasury under CPP, a final decision to do so has not yet been rendered.  Furthermore, the amendment to the certificate of incorporation permits our Board of Directors to issue preferred stock from time to time in the future for other purposes, and in other transactions, up to the total number of shares authorized by our restated certificate of incorporation.

Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund Assessments.  The FDIC approved an interim rule in February 2009 that will institute a one-time special assessment of 20 cents per $100 of domestic deposits on the banking industry in order to quickly restore its Deposit Insurance Fund.  The FDIC’s Deposit Insurance Fund reserve ratio is required to be maintained at 1.15%.  Due to the high number of bank failures during 2008, the Deposit Insurance Fund’s reserve ratio stood at 0.40% at December 31, 2008.  The Company estimates that this one-time special assessment would result in the recording of approximately $1.500 million in additional non-interest expense during 2009.  Immediately following the FDIC’s special assessment announcement several comments were provided by member institutions and banking industry advocates, including the American Bankers Association, recommending that the FDIC consider alternative Deposit Insurance Fund funding options including an increase in the FDIC’s line of credit with the U.S. Department of Treasury.  The FDIC’s chair person followed with a public statement indicating the special assessment could be reduced to 10 basis points if an increase in the line of credit with the U.S. Treasury Department were granted.  In the event the special assessment were reduced from 20 basis points to 10 basis points, we estimate that the Company would record approximately $750 thousand in additional non-interest expense during 2009.

In addition, the FDIC increased the annual assessment rate to between 12 and 16 basis points for well capitalized banks, which we anticipate will increase our annual FDIC premiums by $800 thousand to $1.000 million during 2009 as compared to 2008.  The interim rule also reserves the right of the FDIC to charge up to 10 cents per $100 of domestic deposits in the form of a special premium if the reserve ratio continues to fall.

Other recently enacted or adopted laws, regulations and policy initiatives affecting financial institutions are discussed in Part I, Item 1,K., entitled “Legislative and Regulatory Developments” of this document.

7-K

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

The business of the Company consists primarily of the ownership, supervision, and control of the Bank.  The Bank is chartered by the Office of the Comptroller of the Currency (“the OCC”), and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“the FDIC”).  The Company, through the Bank and the Bank’s subsidiaries, offers a full range of commercial and consumer financial products, including business, municipal, and consumer loans, deposits, trust and investment services, and credit-related insurances.  The Bank serves its customers through twenty- three full-service branch banking offices located in Otsego, Delaware, Schoharie, Chenango, Ulster, Broome, Saratoga and Onondaga counties, New York, an ATM network, and electronic / Internet banking services.  In addition, the Bank operates representative loan production offices in Oneonta, New York (Otsego County) and Clifton Park, New York (Saratoga County).  The Bank’s main office is located at 245 Main Street, Oneonta, New York, 13820 (Otsego County).  The Bank employed 295 full-time equivalent employees at December 31, 2008.  The Bank’s website address, which also serves as the Company’s main website address, is www.wilberbank.com.

The Bank’s subsidiaries include Wilber REIT, Inc. and Western Catskill Realty, LLC.  Wilber REIT, Inc. is wholly - owned by the Bank and primarily holds mortgage related assets.  Western Catskill Realty, LLC is a wholly - owned real estate holding company, which primarily holds foreclosed real estate.

In 2007, the Company acquired Provantage Funding Corporation a New York State licensed mortgage banking company based in Clifton Park, New York (Saratoga County).  In 2008 Provantage Funding Corporation was merged into the Bank and now operates as Provantage Home Loans (“Provantage”), a division of the Bank.

During 2008, the Bank sold its 62% ownership interest in Mang–Wilber LLC.  Prior to its sale, Mang-Wilber LLC was operated as the Bank’s insurance agency subsidiary and provided a full range of personal and commercial property and casualty, life, and health insurance products to the Bank’s customers.  Mang-Wilber LLC was dissolved following the sale of the Bank’s interest to its former joint venture partner.

The Company and its subsidiaries’ (collectively “we” or “our”) principal business is to act as a financial intermediary and lending institution in the communities they serve by obtaining funds through customer deposits and institutional borrowings, lending the proceeds of those funds to our customers, and investing excess funds in debt securities and short-term liquid investments.  Our funding base consists of deposits derived principally from the central and upstate New York communities that we serve.  To a lesser extent, we borrow funds from institutional sources, principally the Federal Home Loan Bank of New York (“FHLBNY”).  We target our lending activities to consumers and municipalities in the immediate geographic areas we serve and to small and mid-sized businesses in the immediate geographic areas we serve as well as a broader statewide region.  Our investment activities primarily consist of purchases of U.S. Treasury, U.S. Government Agency, and U.S. Government Sponsored Entities obligations, as well as municipal, mortgage-backed, and high quality corporate debt instruments.  Through our Trust and Investment Division, we provide personal trust, agency, estate administration, and retirement planning services for individuals, as well as custodial and investment management services to institutions.  We also offer stocks, bonds, and mutual funds through a third party broker-dealer firm.

B. Market Area

The Company’s market area is generally defined as central and upstate New York State.  The Company’s principal office and the Bank’s main office are located in Oneonta, New York, which is approximately 70 miles southwest of Albany, New York, the state’s capital, and 170 miles northwest of New York City.  Eighteen of the Company’s twenty-three full-service branch offices and one of its loan production offices are located in four rural counties north and west of the Catskill Mountains, namely Otsego, Delaware, Schoharie and Chenango.  The economies in this market are driven by small not-for-profit organizations; farming; hospitals; small, independently owned retailers, restaurants and motels; light

8-K

Index

manufacturing; several small colleges; and tourism.  The National Baseball Hall of Fame (Cooperstown, New York), the National Soccer Hall of Fame (Oneonta, New York), several youth sport camps, and outdoor recreation such as camping, hunting, fishing, and skiing, bring seasonal activity to several communities within this market area.  The estimated median family income in all four of these rural counties is below the national average median family income.  The combined estimated population of these four counties is 192,247 persons.  Based on June 30, 2008 FDIC deposit summary reports, the combined deposits of these four rural counties was $3.047 billion.

The remaining five full-service offices and one representative loan production office are located in select, more densely populated markets in central New York.  In particular, we have a full-service branch office located in Broome County, a full-service branch office in Onondaga County, a full-service branch office and loan production office in Saratoga County and two full-service branch offices in Ulster County.  The estimated median family income in Onondaga, Saratoga and Ulster Counties exceeds the national average median family income, while Broome County is slightly below the national average.  The total estimated population of these four counties is 1,047,700 persons.  Based on June 30, 2008 FDIC deposit summary reports, the combined deposits of these four counties was $14.837 billion.

In 2007 we adopted a strategic plan to increase the Company’s geographic market area into more densely populated markets in central and upstate New York State.  In accordance with this plan, we acquired Provantage Funding Corporation in 2007, which is based in Saratoga County with offices throughout the Capital District of New York.  In addition, during 2008 we opened a full-service branch office in Halfmoon, New York (Saratoga County) and a loan production office in Cicero, New York (Onondaga County), which now serves as a full-service branch office.  The markets in which we operate have generally not been significantly impacted by the sub-prime mortgage crisis and high rates of foreclosure experienced in other sections of the United States.  In conjunction with our strategic plan, we anticipate that our expansion into the more densely populated markets throughout New York State will continue during 2009.

C. Lending Activities

General.  The Company, through the Bank, engages in a wide range of lending activities, including commercial lending, primarily to small and mid-sized businesses; mortgage lending for 1-4 family and multi-family properties including home equity loans; mortgage lending for commercial properties; consumer installment and automobile lending; and to a lesser extent, agricultural lending.

Over the last several decades we have implemented lending strategies and policies that are designed to provide flexibility to meet customer needs while minimizing losses associated with borrowers’ inability or unwillingness to repay loans.  The loan portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.  We do not commonly grant unsecured loans to our customers.  Annually, we utilize the services of an outside consultant to conduct reviews of the larger, more complex commercial real estate and commercial loan portfolios to evidence adherence to underwriting standards and loan policy guidelines.

We periodically engage in loan participations with other banks or financial institutions both as an originator and as a participant.  A participation loan is generally formed when the aggregate size of a single loan exceeds the originating bank’s regulatory maximum loan size or a self-imposed loan limit.  We typically make participation loans for commercial or commercial real estate purposes.  Although we do not maintain direct contact with the borrower when we are not the lead bank, credit underwriting procedures and credit monitoring practices associated with participation loans are identical in all material respects to those practices and procedures followed for loans that we originate, service, and hold for our own account.  We typically buy participation loans from other commercial banks operating within New York State with whose management we are familiar.  Our total participation loans represent less than 10% of our total loans outstanding and are comprised of approximately twenty-four borrowers.

If deemed appropriate for the borrower and for the Bank, we place certain loans in federal, state, or local government agency or government sponsored loan programs.  These placements often help reduce our exposure to credit losses and often provide our borrowers with lower interest rates on their loans.

i. Loan Products and Services

Residential Real Estate.  We originate 1-4 family residential mortgage loans, principally through Provantage.  Some of these loans are sold into the secondary market to third party investors, while others are retained for our loan portfolio.  The terms on these loans are typically 15 – 30 years and are usually secured by a first lien position on the home of the borrower.  We offer both adjustable rate and fixed rate loans and provide monthly and bi-weekly payment options.  Our 1-4 family residential loan portfolio consists principally of owner-occupied, primary residence properties and, to a lesser extent, rental properties for off-campus student housing, which surround each of the local colleges within our market.  Our property appraisal process, debt-to-income limits for borrowers, and established loan-to-value limits dictate our residential

9-K

Index

real estate lending practices.  We also offer residential construction financing to borrowers that meet our credit underwriting guidelines.  In the regular course of our business, we do not originate or purchase sub-prime, Alt-A, negative amortizing, or other higher risk residential mortgages.

We originate and retain home equity loans.  Our home equity loans are typically granted as adjustable rate lines of credit.  The interest rate on the line of credit adjusts periodically and is tied to the Wall Street Journal Prime loan rate.  The loan terms generally include a second lien position on the borrower’s residence and a 10-year interest only repayment period.  At the end of a 10-year term, the home equity line of credit is either renewed by the borrower or placed on a scheduled principal and interest payment plan by the Bank.

Commercial Real Estate.  We originate commercial real estate loans to finance the purchase of developed real estate.  To a lesser extent, we will also provide financing for the construction of commercial real estate. Our commercial real estate loans are typically larger than those made for residential real estate.  The loans are often secured by properties whose tenants include “Main Street” type small businesses, local retailers, developers and landlords for national retail chains and motels.  We also finance properties for commercial office and owner-occupied manufacturing space.  Our commercial real estate loans are usually limited to a maximum repayment period of 20 years.  Most of our commercial real estate loans are fully collateralized and further secured by the personal guarantees of the property owners.  Construction loans are generally granted as a line of credit whose terms are 12-18 month.  We typically advance funds on construction loans based upon an advance schedule, to which the borrower agrees, and physical inspection of the premises.

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

Lines of credit are typically provided to meet the short-term working capital needs of the borrowers for inventory and other seasonal aspects of their business.  We also offer a cash management line of credit that is tied to a borrower’s primary demand deposit operating account.  Each day, on an automated basis, the borrower’s line of credit is paid down with the excess operating funds available in the primary operating account.  Upon complete repayment of the line of credit, excess operating funds may be invested in investment securities on a short-term basis, usually overnight, through a securities repurchase agreement between the Bank and the customer.

Demand loans and time notes are often granted to borrowers to provide short term or “bridge” financing for special orders, contracts, or projects.  These loans are often secured with a lien on business assets, liquid collateral, and/or personal guarantees.

On a limited basis we also provide inventory financing or “floor plans” for automobile dealers.  Floor plan lines of credit create unique risks that require close oversight by the Bank’s lending personnel.  Accordingly, we have developed special procedures for floor plan lines of credit to ensure that the borrower maintains sufficient inventory collateral at all times.

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

Stand-by and Commercial Letters of Credit.  We offer stand-by and commercial letters of credit for our business customers.  Stand-by letters of credit are not loans.  They are guarantees to pay other creditors of the customer should the customer fail to meet certain payment obligations required by the third party creditor.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Because

10-K

Index

the issuance of a stand-by or commercial letter of credit creates a contingent liability for the Bank, they are underwritten in the same manner as loans.  Accordingly, a letter of credit will only be issued upon completing our credit review process.  We charge our customers a fee for providing this service, which is based on the amount of the letter of credit.

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

We also provide an overdraft line of credit product called ChequeMate, which provides our customers with an option to eliminate overdraft fees should they overdraw their checking account.  Our ChequeMate lines of credit are typically unsecured and are generally limited to less than $4,000 per account.

ii. Loan Approval Procedures and Authority

General.  The Bank’s Board of Directors delegates the authority to provide loans to borrowers through the Bank’s loan policies.  The policies are modified, reviewed and approved on an annual basis to assure that lending policies and practices meet the needs of borrowers, mitigate perceived credit risk, comply with applicable laws and regulations and reflect current economic conditions.  Currently, we use a five tier structure to approve loans.  All lending authorities within this tiered structure are based on the borrower’s aggregate credit relationship, rather than on individual loan requests.

First, the full Board of Directors of the Bank has authority to approve single loans or loans to any one borrower up to the Bank’s legal lending limit, which was $10.2 million for loans not fully secured by readily marketable collateral and $17.0 million for loans secured by readily marketable collateral at December 31, 2008.  The full Board of Directors also approves loans made to members of the Board of Directors, their family members, and their related businesses when the total loans exceed $500 thousand.  If conditions merit, the Board of Directors may authorize exceptions to our loan policy.

Second, the Board of Directors, as required by the Bank’s by-laws, appoints a Loan and Investment Committee.  The Loan and Investment Committee must be comprised of at least three outside directors and meets on an as-needed basis, generally two times per month.  Its lending authority for loans not secured by readily marketable collateral is limited to $6.0 million or approximately 60% of the Bank’s legal lending limit.  The Committee may also approve loans up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral such as stocks and bonds.  The Loan and Investment Committee is also responsible for ratifying and affirming all loans made that exceed $25 thousand, approving collateral releases, authorizing charge-offs in excess of $25 thousand, and annually reviewing all lines of credit that exceed the lending limit of the Officers’ Loan Committee.  The actions of the Loan and Investment Committee are reported to and ratified by the full Board of Directors each month.

Third, the Board of Directors has created of the Officers’ Loan Committee.  The Officers’ Loan Committee is comprised of four voting members, including the Bank’s Chief Executive Officer, the Regional President (Southern Tier and Hudson Valley) and Senior Loan Officer, the Regional President (Northern Tier) and the Senior Vice President of Mortgage Lending. A Regional Vice President can substitute for any of the voting members in their absence.  The Officers’ Loan Committee may approve secured and unsecured loans up to $3.75 million and up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral.  The Committee also has the authority to adjust loan rates from time to time as market conditions dictate.  Loan charge-offs up to $25thousand and collateral releases within prescribed limits established by the Board of Directors are also approved by the Officers’ Loan Committee.  All actions of the Officers’ Loan Committee are reported to the Loan and Investment Committee for ratification.

Fourth, the loan officers may combine their lending authority under a two signature requirement within predetermined limits established in the Bank’s loan policy.  Under the two signature requirement, the Bank’s Chief Executive Officer, Regional President (Southern Tier and Hudson Valley) and Senior Loan Officer and / or Regional President (Northern Tier) may approve extensions of credit up to $2.50 million.  In addition, any of these three officers may combine his authority under the dual signature requirement with a lower level loan officer at predetermined limits.  More specifically, any one of these three officers can combine his or her authority with a “B-level” loan officer for credit relationships not exceeding $1.75 million or a “C-level” loan officer for credit relationships not exceeding $1.55 million.

11-K

Index

Fifth, through the loan policy, individual loan officers are provided specific loan limits by category of loan.  Each officer’s lending limits are determined based on the individual officer’s experience, past credit decisions, and expertise.

Any new credit relationship or individual loan request that is rated a high risk on the Bank’s internal risk grading system must be approved by the committee or officer(s) with a higher level of lending authority.

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

Loans to Directors and Executive Officers.  Loans to members of the Board of Directors (and their related interests) are granted under the same terms and conditions as loans made to unaffiliated borrowers.  Any fee that is normally charged to other borrowers is also charged to the members of the Board of Directors.  Loans to executive officers are limited by banking regulations.  There is no regulatory loan limit established for executive officers to purchase, construct, maintain or improve a residence, or to finance the education of a dependent.  However, any loans to executive officers which are not for the construction, improvement, or purchase of a residence, not used to finance a dependent’s education, or not secured by readily marketable collateral, are limited to a maximum of $100,000.  In addition, we require that all loans made to executive officers be reported to the Board of Directors at the next Board of Directors meeting.

iii. Credit Quality Practices

General. One of our key objectives is to maintain strong credit quality of the Bank’s loan portfolio.  We strive to accomplish this objective by maintaining a diversified mix of loan types, limiting industry concentrations, and monitoring regional economic conditions.  In addition, we use a variety of strategies to protect the quality of individual loans within the loan portfolio during the credit review and approval process.  We evaluate both the primary and secondary sources of repayment and complete a financial statement review and cash flow analysis for commercial borrowers.  We also generally require personal guarantees on small business loans, cross-collateralize loan obligations, complete on-site inspections of the business, and require the company to adhere to financial covenants.  Similarly, in the event a modification to an outstanding loan is requested, we reevaluate the loan under the proposed terms prior to making the modification.  If we approve the modification, we often secure additional collateral or impose stricter financial covenants.  In the event a loan becomes delinquent, we follow collection procedures to ensure repayment.  If it becomes necessary to repossess or foreclose on collateral, we strive to execute the proceedings in a timely manner and dispose of the repossessed or foreclosed property quickly to minimize the level of non-performing assets, subsequent asset deterioration, and costs associated with monitoring the collateral.

Delinquent Loans and Collection Procedures.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.  Our management continuously monitors the past due status of the loan portfolio.  Criticized and non-performing loans are reported to the Directors’ Loan and Investment Committee quarterly, and the overall delinquency levels are reported to the Board of Directors on a monthly basis.  Separate collection procedures have been established for residential mortgage, consumer, and real estate loans (consumer and commercial).

On residential mortgage loans 15 days past due, we send the borrower a notice that requests immediate payment.  At 20 days past due, the borrower is usually contacted by telephone by an employee of the Bank.  The borrower’s response and promise to pay is recorded.  At 60 days or more past due, if satisfactory repayment arrangements are not made with the borrower, generally an attorney letter will be sent and foreclosure procedures will begin.

On consumer loans 10 days past due, we send the borrower a notice that requests immediate payment.  If the loan remains past due, an employee of the Bank’s Collection Department or the approving Loan Officer will usually contact the borrower before day 30 of past due status.  Loans 60 – 90 days past due are generally subject to repossession of collateral.

We send past due notices to borrowers with commercial term loans, demand notes, and time notes (including commercial real estate) when the loan reaches 10 days past due.  Between days 15 – 30, borrowers are contacted by telephone by an employee of the Bank’s Collection Department or by the approving Loan Officer to attempt to return the account to current status.  After 30 days past due, the loan officer and the supervising Regional President decide whether to pursue further action against the borrower.

12-K

Index

Loan Portfolio Monitoring Practices.  Our loan policy requires that the management continually monitor the status of the loan portfolio, by regularly reviewing and analyzing reports that include information on delinquent loans, criticized loans and foreclosed real estate.  We risk rate our loan portfolios and individual loans based on their perceived risks and historical losses.  For commercial borrowers whose aggregate loans exceed $50,000, we assign an individual risk rating annually.  We arrive at a risk rating based on current payment performance and payment history, the current financial strength of the borrower, and the value of the collateral and personal guarantee.  Loans classified as “substandard” typically exhibit some or all of the following characteristics:

• the borrower lacks current financial information;
• the business of the borrower is poorly managed;
• the borrower’s business becomes highly-leveraged or appears to be insolvent;
• the borrower exhibits inadequate cash flow to support the debt service;
• the loan is chronically delinquent; or
• the industry in which the business operates has become unstable or volatile.

Loans we classify as “special mention” are loans that are generally performing, but the borrower’s financial strength appears to be deteriorating.  Loans we categorize as a “pass” are generally performing per contractual terms and do not exhibit the characteristics of special mention or substandard loans.

Allowance for Loan Losses.  The allowance for loan losses is an amount which in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio.  We continually monitor the allowance for loan losses to determine its reasonableness.  On a quarterly basis, our management prepares a formal assessment of the allowance for loan losses and submits it to senior management and the full Board of Directors to determine the adequacy of the allowance.  The allowance is determined based upon numerous considerations.  For the consumer, residential mortgage, and small commercial loan portfolios, we consider local economic conditions, the growth and composition of these loan portfolios, the trend in delinquencies, changes in underwriting standards, the trend in loan charge-offs and other relevant economic and market factors to estimate the probable losses in the loan portfolio.  For large commercial loans, we evaluate specific characteristics of each loan, including, the borrower’s current cash flow, debt service coverage and payment history, business conditions in the borrower’s industry, the collateral and guarantees securing the loan, and our historical experience with similarly structured loans to arrive at a risk rating.  We then determine probable losses for these loans based on these characteristics, risk ratings and other economic factors.  And finally, we specifically estimate probable losses on non-performing loans through impairment testing.  The adequacy of our allowance for loan losses is also reviewed by the OCC on a periodic basis. Its comments and recommendations are factored into the determination of the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses, which is recorded as an expense on our consolidated statement of income.  Loan charge-offs are recorded as a reduction in the allowance for loan losses.  Loan recoveries are recorded as an increase in the allowance for loan losses.

Non-Performing Loans.  There are three categories of non-performing loans: (i) those 90 or more days delinquent and still accruing interest, (ii) non-accrual loans, and (iii) troubled debt restructured loans (“TDR”).  We place individual loans on non-accrual status when timely collection of contractual principal and interest payments appears unlikely.  This generally occurs when a loan becomes 90 days delinquent.  When deemed prudent, however, we may place loans on non-accrual status before they become 90 days delinquent.  Upon being placed on non-accrual status, we reverse all interest accrued in the current year against interest income.  Interest accrued and not collected from a prior year is charged-off through the allowance for loan losses.  If ultimate repayment of a non-accrual loan is expected, any payments received may be applied in accordance with contractual terms.  If ultimate repayment of principal is not expected, any payment received on the non-accrual loan is applied to principal until ultimate repayment becomes expected.

Commercial loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a TDR.

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

13-K

Index

Our goal is to minimize the number of non-performing loans because of their negative impact on the Company’s earnings and capital.

Foreclosure and Repossession.  At times it becomes necessary to foreclose or repossess property that a delinquent borrower pledged as collateral on a loan.  Upon concluding foreclosure or repossession procedures, we take title to the collateral and attempt to dispose of it in the most efficient manner possible.  Real estate properties formerly pledged as collateral on loans, that we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure are called Other Real Estate Owned (“OREO”).  OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell.  Write-downs from the unpaid loan balance to fair value are charged to the allowance for loan losses.

Loan Charge-Offs.  We charge off loans or portions of loans that we deem non-collectible and can no longer justify carrying as an asset on the Bank’s balance sheet.  We determine if a loan should be charged-off by analyzing all possible sources of repayment.  Once the responsible loan officer or designated Collections Department personnel determines that the loan is not collectible, he/she completes a “Recommendation for Charge-off” form, which is subsequently reviewed and approved by the Bank’s Loan and Investment Committee (or by the Officers’ Loan Committee for charge-offs less than $25,000).

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

Our current investment policy generally limits securities investments to U.S. government, U.S. agency and U.S. sponsored entity securities, corporate debt: municipal bonds, pass-through mortgage backed securities issued by Government National Mortgage Association (“Ginnie Mae”).  Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), and collateralized mortgage obligations issued by these same entities.

The investment securities we hold are classified as held-to-maturity, trading, or available-for-sale depending on the purposes for which the investment securities were acquired and are being held.  Securities held to maturity are debt securities that the Company has both the positive intent and ability to hold to maturity.  These securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  We hold the majority of our investment securities in the available-for-sale category.

On a daily basis we buy and sell overnight federal funds from and to our correspondent banks.  Federal funds are unsecured general obligations of the purchasing bank and are therefore subject to credit risk.  To mitigate this risk, we monitor the financial strength of our correspondent banks on a continuous basis.  Financial strength rating reports of each correspondent bank are formally reviewed by our management on a quarterly basis.

14-K

Index

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

Deposits.  We offer a variety of deposit accounts to our customers.  The fees, interest rates, and terms of each deposit product vary to meet the unique needs and requirements of our depositors.  Presently, we offer a variety of accounts for consumers, businesses, not-for-profit organizations and municipalities including: demand deposit accounts, interest bearing transaction accounts, money market accounts, statement savings accounts, passbook savings accounts, and fixed and variable rate certificates of deposit.  The majority of our deposit accounts are owned by individuals and businesses who reside near our branch locations.  Municipal deposits are generally derived from the local and county taxing authorities, school districts near our branch locations, and, to a limited degree, New York State public funds.  Accordingly, deposit levels are dependent upon the speed and volume of tax collections, regional economic conditions, as well as more general national and statewide economic conditions, local competition, and our pricing decisions.

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

F. Electronic and Payment Services

General.  We offer a variety of electronic services to our customers.  Most of the services are provided for convenience purposes and are typically offered in conjunction with a deposit or loan account.  Certain electronic and payment services are provided using marketing arrangements and third party services, branded with the Bank’s name.  These services often provide us with additional sources of fee income or reduce our operating and transaction expenses.  Our menu of electronic and payment services include point of sale transactions, debit card payments, ATMs, merchant credit and debit card processing, Internet banking, Internet bill pay services, voice response, wire transfer services, remote deposit capture services, automated clearing house services, direct deposit of Social Security and other payments, loan auto-draft payments, and cash management services.

G. Trust and Investment Services

General.  We offer various personal trust and investment services through our Trust and Investment Division, including both fiduciary and custodial services.  At December 31, 2008 and December 31, 2007, we had $300.840 million and $316.692 million, respectively, of assets under management in the Bank’s Trust and Investment Division.  The following chart summarizes the Trust and Investment Division assets under management or held for safekeeping as of the dates noted:

15-K

Index

Trust Assets Summary Table:

	December 31,
	2008		2007
dollars in thousands	Number of Accounts	Estimated Market Value	Number of Accounts	Estimated Market Value
Trusts	348	$140,413	338	$160,268
Estates	2	519	9	4,108
Custodian, Investment Management and Others	245	159,908	230	152,316
Total	595	$300,840	577	$316,692

We also provide investment services through a third party provider, INVEST Financial Corp., for the purchase of mutual funds and annuities.

H. Insurance Services

General.  We offer credit life and disability insurance through an affiliation with the New York Bankers Association.  The insurance is typically offered to and purchased by consumers securing a mortgage or consumer loan through the Bank.  In addition, we offer title insurance through Land Record Services.  Title insurance is sold in conjunction with origination of residential and commercial mortgages.  We own an interest in Land Record Services and receive profit distributions based upon the overall performance of the agency.

From 1998 through the second quarter of 2008, the Bank operated an insurance agency through a joint venture with a regional independent insurance agency.  The agency, Mang–Wilber LLC, was licensed to sell, within New York State, various insurance products including life, health, property, and casualty insurance products to both consumers and businesses.  The Bank sold their interest in the agency in June 2008 recognizing a gain on the sale of $628 thousand.

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

Under provisions of the BHCA enacted as part of the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company may elect to become a financial holding company (“FHC”) if all of its depository institution subsidiaries are well-capitalized

16-K

Index

and well-managed under applicable guidelines as certified in a declaration filed with the Federal Reserve Board. In addition to the activities listed above, FHC’s may engage, directly or through a subsidiary, in any activity that the Federal Reserve Board, by regulation or order, has determined to be financial in nature or incidental thereto, or is complementary to a financial activity and does not pose a risk to the safety and soundness of depository institutions or the financial system. Pursuant to the BHCA, a number of activities are expressly considered to be financial in nature, including insurance and securities underwriting and brokerage.  The Company has not elected to become an FHC.

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

Federal Securities Law. The Company is subject to the information, reporting, proxy solicitation, insider trading, and other rules contained in the Securities Exchange Act of 1934 (the "Exchange Act") and the regulations of the SEC thereunder.  In addition, the Company must comply with the corporate governance and listing standards of the NYSE Alternext U.S. to maintain the listing of its common stock on the exchange.

Sarbanes-Oxley Act of 2002.  The Company is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act revised the laws affecting public companies’ corporate governance, accounting obligations, and corporate reporting by: (i) creating a new federal accounting oversight body; (ii) revamping auditor independence rules; (iii) enacting new corporate responsibility and governance measures; (iv) enhancing disclosures by public companies, their directors, and their executive officers; (v) strengthening the powers and resources of the SEC; and (vi) imposing new criminal and civil penalties for securities fraud and related wrongful conduct.

The SEC has adopted regulations under the Sarbanes-Oxley Act, including: executive compensation disclosure rules, standards of independence for directors who serve on the Company’s Audit Committee; disclosure requirements as to whether at least one member of the Company’s Audit Committee qualifies as a “financial expert” as defined in the SEC regulations; whether the Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, or those persons performing similar functions and disclosure requirements regarding the operations of board nominating committees and the means, if any, by which security holders may communicate with directors.

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

Business Activities.  The Bank's lending, investment, deposit, and other powers derive from the National Bank Act, FFIEC Interagency and OCC regulations.  These powers are also governed to some extent by the FDIC under the Federal Deposit Insurance Act and FDIC regulations.  The Bank may make mortgage loans, commercial loans and consumer loans, and may invest in certain types of debt securities and other assets.  The Bank may offer a variety of deposit accounts including savings, certificate (time), demand, and NOW accounts.

Standards for Safety and Soundness. The OCC has adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital adequacy, asset quality, management, earnings performance, liquidity and sensitivity to market risk.  In evaluating these safety and soundness standards, the OCC also evaluates internal controls and information systems, internal audit systems, loan documentation, credit underwriting, exposure to changes in interest rates, asset growth, compensation, fees, and benefits.  In general, the guidelines require

17-K

Index

appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The OCC may order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan, and if an institution fails to do so, the OCC must issue an order directing action to correct the deficiency and may issue an order directing other action. If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Branching.  Generally, national banks may establish branch offices within New York to the same extend as New York chartered banks may do so.  Additionally, national banks may branch into other states that permit interstate branching to  the same extent as commercial banks chartered under the laws of that state.

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

Capital Requirements. Capital adequacy is measured within guidelines defined as either tier 1 capital (primarily shareholders’ equity) or tier 2 capital (certain debt instruments and a portion of the reserve for loan losses).  There are two measures of capital adequacy for banks:  i) the tier 1 leverage ratio and ii) the risk-based requirements. Most banks must maintain a minimum tier 1 leverage ratio of 4%.  In addition, tier 1 capital must equal 4% of risk-weighted assets, and total capital (tier 1 plus tier 2) must equal 8% of risk-weighted assets.  Federal banking agencies are required to take prompt corrective action, such as imposing restrictions, conditions, and prohibitions, to deal with banks that fail to meet their minimum capital requirements or are otherwise in troubled condition.  The regulators have also established different capital classifications for banking institutions, the highest being “well capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered well capitalized if it has a total risk adjusted capital ratio of 10% or greater, a tier 1 risk adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater, and is not subject to any regulatory order or written directive regarding capital maintenance.  The Bank qualified as well capitalized at December 31, 2008 and 2007.  See Part II, Item 7.F. entitled "Capital Resources and Dividends" and Note 13 of the Consolidated Financial Statements contained in Part II, Item 8, of this document for additional information regarding the Bank’s capital levels.

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

Insurance of Deposit Accounts. The Bank is an insured depository institution subject to assessment by, and the payment of deposit insurance premiums to, the FDIC. Deposit insurance premiums are determined by a number of factors, including the insured depository’s supervisory condition and several of its financial ratios.  During 2007, the FDIC implemented certain provisions of the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), which provided a one time credit to qualified insured depositories, including the Bank, to offset future FDIC deposit insurance assessments.  The Bank’s one time credit totaling approximately $580 thousand was initially granted in the second quarter of 2007.  At December 31, 2008 none of the FDIRA credit remained.

Due to an increase in bank failures during 2008, we anticipate incurring a significant increase in our FDIC premium during 2009 and beyond. In particular, we anticipate recording an FDIC premium expense at an annual rate of 12 to 16 basis points on eligible insured deposits during 2009, the FDIC’s stated premium rate for well-capitalized banks, which is expected to increase our annual FDIC premiums by $800 thousand to $1.000 million during 2009 as compared to 2008.  Under FDIRA, when the FDIC Deposit Insurance Fund to insured deposits or reserve ratio falls below 1.15% the FDIC is required to establish a plan to restore the fund to 1.15% within five years.  At December 31, 2008, the Deposit Insurance Fund reserve ratio was 0.40%.

18-K

Index

Furthermore, the FDIC approved an interim rule in February 2009 that will institute a one-time special assessment of 20 cents per $100 of domestic deposits on the banking industry in order to quickly restore its Deposit Insurance Fund.  We estimate that this one-time special assessment would result in approximately $1.500 million in additional non-interest expense during 2009.  Immediately following the FDIC’s special assessment announcement several comments were provided by member institutions and banking industry advocates, including the American Bankers Association, recommending that the FDIC consider alternative Deposit Insurance Fund funding options including an increase in the FDIC’s line of credit with the U.S. Department of Treasury.  The FDIC’s chair person followed with a public statement indicating the special assessment could be reduced to 10 basis points if an increase in the line of credit with the U.S. Treasury Department were granted.  In the event, the special assessment were reduced from 20 basis points to 10 basis points, we estimate that the Company would record approximately $750 thousand in additional non-interest expense during 2009.  The interim rule also reserves the right of the FDIC to charge up to 10 cents per $100 of domestic deposits in the form of a special premium if the reserve ratio continues to fall.

In addition to the Deposit Insurance Fund premiums, the FDIC levies an assessment based on the Bank’s deposit accounts under the Deposit Insurance Funds Act of 1996.  Under the Deposit Insurance Funds Act, deposits that were insured by the Bank Insurance Fund (“BIF”), such as the deposits of the Bank, were subject to an assessment for payment on bond obligations financing the FDIC’s Savings Association Insurance Fund (“SAIF”).  The assessment rate is adjusted quarterly, depending on the need of the fund.  At December 31, 2008 and 2007, the assessment rate was 1.14% cents per $100 of insured deposits.

Federal Reserve System. All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. In all years preceding 2008, these reserves were maintained as vault cash or non-interest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008 the Federal Reserve Banks announced that they would begin to pay interest on member banks, required reserve balances, as well as excess reserve balances.  As of December 31, 2008, the Bank was in compliance with applicable reserve requirements.

Loans to One Borrower.  The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2008, the Bank’s legal lending limit on loans to one borrower was $10.2 million for loans not fully secured by readily marketable collateral and $17.0 million for loans secured by readily marketable collateral.  At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

19-K

Index

Privacy Regulations. OCC regulations generally require the Bank to disclose its privacy policy.  The policy must identify with whom the Bank shares its customers’ “non-public personal information,” at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank must provide its customers with the ability to “opt out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes.  We believe that the Bank’s privacy policy complies with OCC regulations.

The USA PATRIOT Act. The Bank is subject to the USA PATRIOT Act, which gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act imposes affirmative obligations on financial institutions, including the Bank, to establish anti-money laundering programs which require: (i) the establishment of internal policies, procedures, and controls; (ii) the designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program. The OCC must consider the Bank’s effectiveness in combating money laundering when ruling on merger and other applications.

J. Competition

We face competition in all the markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions, and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, mortgage brokers, insurance companies, securities firms, money market funds, mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products.  As a result of the enactment of the GLBA (discussed further in Item 1. I (i) above), other non-banking financial organizations now may offer comparable products to those offered by the Company and establish, acquire, or affiliate with commercial banks themselves.

K. Legislative and Regulatory Developments

Financial Stability Plan.  On February 10, 2009, the Treasury and the federal bank regulators announced the Financial Stability Plan. Among other measures, this plan includes: i) a Capital Assistance Program for the nation’s largest banks, using EESA funds; ii) stress testing of these banks’ balance sheets to assess the adequacy of their capital to absorb losses; iii) the development of new disclosures for banks and their holding companies that report under the Exchange Act; iv) a Public-Private Investment Fund to purchase troubled assets from banks; v) a Consumer and Business Lending Initiative, implemented through the Term Asset-Backed Securities Loan Facility, to facilitate the purchase of small business and consumer loans; and vi) increased disclosure and government monitoring of the use of funds for lending, limits on executive compensation, dividend and stock repurchase restrictions for participating  banks. The Company does not expect these programs to materially impact its business or financial condition.

Homeowner Affordability and Stability Plan.  On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan, the purpose of which is to help borrowers avoid foreclosure by restructuring or refinancing their mortgages. Under the plan: i) Fannie Mae and Freddie Mac will refinance mortgages they own or guarantee for approximately 5 million homeowners; ii) the Treasury will implement a Homeowner Stability Initiative, which will use $75 billion in TARP funds to reduce the rates on mortgage loans for borrowers in imminent risk of default, and which will employ financial incentives for lenders, servicers and borrowers to reduce loan rates and principal balances, in accordance with uniform guidelines for loan modifications developed by the federal bank regulators; and iii) the Treasury will increase to $200 billion its pledge to support Fannie Mae and Freddie Mac. Pursuant to this plan, legislation will be sought which will allow judicial modification of residential mortgage loans in borrower bankruptcies, under certain circumstances. As the Treasury begins to implement this plan, the Company’s management and Board of Directors will assess its potential impact, if any, on the Company’s mortgage loan portfolio.

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

20-K

Index

Global Financial Crisis.  During 2008 there was a rapid deterioration in the financial condition of many large domestic and international commercial banks, investment banks, insurance companies and U.S. government sponsored enterprises, including Fannie Mae and Freddie Mac, due to a general collapse of the United States housing market and the value of the financial assets tied to those markets.  Over the last several years there was significant growth in the level of sub-prime and Alt-A residential mortgage loan originations in the United States.  These loans were originated by mortgage banks and brokers, savings institutions and commercial banks.  Some were sold into the secondary market, but all ultimately resided on the balance sheets of many large domestic and international commercial banks, investment banks and insurance companies, causing a significant deterioration in their financial condition or in some cases their collapse.  The rapid deterioration in the value of the financial assets held by these institutions caused the domestic and international credit market to seize, further exacerbating the financial crises and pushing many of the world’s economies into recession.

This crisis has and is expected to continue to affect our financial condition and results of operations, as well as potential returns to shareholders.  A significant decline in the equity markets and the stock value of financial companies in general could negatively impact shareholder returns.  A general decline in credit market conditions may limit our access to capital and borrowed funds.  An increase in FDIC insurance premiums in 2009 and beyond is expected to increase our non-interest expense.  The funded status of the Company’s defined benefit pension plan has and will continue to be affected by market conditions.  The financial performance of our customers may weaken if the domestic and international recession persists for an extended period of time, which, in turn, could require additional provision for loan losses.  The value of certain investment securities could become other than temporarily impaired, which would negatively affect our results of operations.

Other General Economic and Competitive Conditions.  Regional and local economic factors including employment and unemployment conditions, population growth, and price and wage scale changes, may impact the demand for our products and services, the level of customer deposits, or credit status of our borrowers.  National and international economic conditions including credit markets, equity markets, raw materials costs, oil prices, consumer demand, and consumer trends, may impact the demand for our commercial borrower’s products and services, which, in turn, can affect our financial condition and results of operation.  Although the national economy has slid into recession due to the global financial crisis, the central and upstate New York market place that we operate within has not experienced the rapid decline in housing prices experienced in other parts of the country.

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

Real Estate Market Conditions.  At December 31, 2008, real estate served as the principal source of collateral with respect to approximately 68.7% of the Bank’s loan portfolio.  While the Bank is not a sub-prime lender, a prolonged depression in the value of residential and commercial real estate securing its loans could adversely impact our consolidated financial condition and results of operations.  Given our heavy reliance on real estate lending, this could have a significant adverse affect on our financial condition and results of operations.

Credit Risk.  One of our main functions as a financial intermediary is to extend credit, in the form of loans, commitments and investments, to individuals, businesses, state, local and federal government and government sponsored entities within and outside of our primary market area.  The risk associated with these extensions of credit pose significant risks to earnings and capital that need to be controlled and monitored by management.  Losses incurred by us due to the failure by borrowers to repay loans or other extensions of credit will negatively affect our financial condition and results of operations.

The Financial Performance of Large Borrowers.  Our financial condition and results of operations are highly dependent upon the credit worthiness and financial performance of our borrowers.  The Bank has many borrowers or groups of related borrowers whose total indebtedness with the Bank exceeds $1.0 million.  The financial performance of these borrowers is a material risk factor that may affect our financial condition or results of operations.

Allowance for Loan Losses May Not Be Sufficient to Cover Actual Loan Losses.  The Bank’s management, under the control and supervision of the Board of Directors, continually monitors the credit status of the Bank’s loan portfolio.  The adequacy of the Allowance for Loan Losses is reviewed quarterly by the Board of Directors, and periodically by an independent loan review firm under the direction of the Bank’s Audit Committee, the Bank’s regulators, and the Company’s external auditors.  However, because the Allowance for Loan Losses is an estimate of probable losses and is based on management’s experience and assumptions, there is no certainty that the Allowance for Loan Losses will be

21-K

Index

sufficient to cover actual loan losses.  Actual loan losses in excess of the Allowance for Loan Losses would negatively impact our financial condition and results of operations.

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

Changes in the Financial Condition of Government Agencies, Government Sponsored Enterprises, and Local and State Governments.  We invest substantially in debt instruments backed or issued by U.S. Government Agencies, U.S. Government Sponsored Enterprises, and local and state governments.  A deterioration of the credit standing of any of these issuers of debt may materially impact our financial condition or results of operations.

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

Incidents Affecting Our Reputation.  The demand for our products and services is influenced by our reputation and the reputation of our management and employees.  Public incidents that negatively affect the reputation of the Company or the Bank, including, but not limited to, breaches in the security of customer information or unfair or deceptive practices, or violations of law may adversely impact our financial condition, results of operations, or economic performance of the Company’s common stock.

Technology Risk.  We deploy various forms of technology to facilitate and process customer and internal transactions.  In addition, we gather, store and summarize various forms of computer generated data to analyze the Company’s services, business processes and financial performance.  Although we maintain various policies and procedures, including data back-up and recovery procedures to mitigate technology risk, in the event one of our systems were to fail it could have an adverse impact on our financial condition or results of operations.

Liquidity of the Company’s Common Shares.  The Company’s common stock is lightly traded on the NYSE Alternext U.S.  This condition may make it difficult for shareholders with large common stock ownership positions to sell or liquidate shares at a suitable price.

Dividend Policy.  The Company historically has paid a quarterly dividend to its common stockholders.  A reduction or discontinuation of this practice could negatively affect the value of our common stock.

Changes to the Markets or Exchanges On Which the Company’s Common Shares Are Traded.  The Company’s common shares trade on the NYSE Alternext U.S.  Changes to the NYSE Alternext U.S. trading practices or systems, reputation or financial condition, or rules which govern trading on the NYSE Alternext U.S. may impact our shareholders’ ability to buy or sell their common shares at a suitable price.

Goodwill Impairment  The current global financial crisis has depressed stock market trading values, particularly those of financial institutions.  Should our common stock value trade consistently below our book value, we would re-evaluate the amount of goodwill through an impairment test.  If impairment is warranted, the amount would be recorded through the income statement as a reduction to current period earnings.

22-K

Index

ITEM 1B:  UNRESOLVED STAFF COMMENTS

The Company has not been subject to any comments by the SEC during the period covered by this Annual Report on Form 10-K that remain unresolved.

ITEM 2:  PROPERTIES

The Company and the Bank are headquartered at 245 Main Street, Oneonta, New York.  The three buildings that comprise our headquarters are owned by the Bank and also serve as our main office.  In addition to our main office, we own eighteen branch offices and lease four branch offices and one loan production office at market rates.

In the opinion of management, the physical properties of the Company are suitable and adequate.  All of our properties are insured at full replacement cost.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At December 31, 2008, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operations or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

A. Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities

The common stock of the Company ($0.01 par value per share) trades on the NYSE Alternext U.S. (formerly the American Stock Exchange) under the symbol “GIW.”  The following table shows the high and low trading prices for the common stock and quarterly dividend paid to our security holders for the periods presented:

Common Stock Market Price and Dividend Table:

	2008			2007
	High	Low	Dividend	High	Low	Dividend
4th Quarter	$7.90	$5.54	$0.0950	$9.50	$8.65	$0.0950
3rd Quarter	$8.98	$7.70	$0.0950	$12.00	$8.20	$0.0950
2nd Quarter	$9.00	$8.31	$0.0950	$9.89	$8.85	$0.0950
1st Quarter	$9.10	$8.52	$0.0950	$10.29	$9.17	$0.0950

Source: The NYSE Alternext U.S. Monthly Market Statistics Report.

At March 10, 2009, there were 478 holders of record of our common stock (excluding beneficial owners who hold their shares in nominee name through brokerage accounts).  The closing price of the common stock at March 10, 2009 was $7.36 per share.

We have not sold any unregistered securities in the past five years.

23-K

Index

B. Use of Proceeds from Registered Securities

None.

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

On July 26, 2005, we announced that the Company’s Board of Directors authorized management to purchase up to $1.5 million of the Company’s common stock under a stock repurchase program.  At September 30, 2008 management’s remaining share repurchase authority was $283 thousand due to the purchase of treasury shares totaling $1.217 million under this program since its inception.  During the fourth quarter of 2008 no additional stock repurchases were transacted by the Company and the plan was terminated by the Company’s Board of Directors.

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

5-Year Summary Table of Selected Financial Data:

The Wilber Corporation and Subsidiaries	As of and for the Year Ended December 31, (1)
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Interest and Dividend Income	$46,392	$46,030	$43,341	$40,310	$37,165
Interest Expense	19,958	21,474	18,360	14,930	12,761
Net Interest Income	26,434	24,556	24,981	25,380	24,404
Provision for Loan Losses	1,530	900	1,560	1,580	1,200
Net Interest Income After Provision for Loan Losses	24,904	23,656	23,421	23,800	23,204
Non-Interest Income (Excl. Investment Securities Gains, Net)	6,227	6,956	5,455	5,156	4,692
Investment Securities Gains, Net	82	80	514	469	1,031
Non-Interest Expense	23,724	20,857	20,032	18,966	17,307
Income Before Provision for Income Taxes	7,489	9,835	9,358	10,459	11,620
Provision for Income Taxes	1,673	2,128	2,206	2,715	3,002
Net Income	$5,816	$7,707	$7,152	$7,744	$8,618
Per Common Share:
Earnings (Basic)	$0.55	$0.73	$0.66	$0.69	$0.77
Cash Dividends	0.38	0.38	0.38	0.38	0.38
Book Value	6.42	6.61	5.99	6.08	6.04
Tangible Book Value (2)	5.97	6.13	5.52	5.61	5.77
Consolidated Period-End Balance Sheet Data:
Total Assets	$924,874	$793,680	$761,981	$752,728	$750,861
Securities Available-for-Sale	216,744	237,274	228,959	235,097	243,998
Securities Held-to-Maturity	44,454	52,202	62,358	54,939	59,463
Gross Loans	583,861	445,105	406,920	404,958	392,325
Allowance for Loan Losses	7,564	6,977	6,680	6,640	6,250
Deposits	765,873	657,494	629,044	604,958	571,929
Long-Term Borrowings	59,970	41,538	42,204	52,472	65,379
Short-Term Borrowings	21,428	15,786	18,459	19,357	37,559
Shareholder's Equity	67,459	69,399	63,332	67,717	67,605
Selected Key Ratios:
Return on Average Assets	0.67%	0.99%	0.95%	1.02%	1.17%
Return on Average Equity	8.35%	11.84%	11.20%	11.40%	13.08%
Net Interest Margin (tax-equivalent)	3.46%	3.62%	3.81%	3.82%	3.76%
Efficiency Ratio (3)	68.42%	61.76%	61.14%	57.67%	55.50%
Dividend Payout	69.09%	52.05%	57.58%	55.07%	49.35%

24-K

Index

5-Year Summary Table of Selected Financial Data, Continued:

The Wilber Corporation and Subsidiaries	As of and for the Year Ended December 31, (1)
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Asset Quality:
Non-Performing Loans	$7,211	$6,136	$2,529	$4,918	$2,751
Non-Performing Assets	7,369	6,383	2,632	4,938	2,829
Net Loan Charge-Offs to Average Loans	0.19%	0.14%	0.38%	0.30%	0.19%
Allowance for Loan Losses to Period-End Loans	1.30%	1.57%	1.64%	1.64%	1.60%
Allowance for Loan Losses to Non-Performing Loans (4)	105%	114%	264%	135%	227%
Non-Performing Loans to Period-End Loans	1.24%	1.38%	0.62%	1.21%	0.70%

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
(4) Non-performing loans include non-accrual loans, troubled debt restructured loans and accruing loans 90 days or more delinquent.

Table of Selected Quarterly Financial Data:

	2008				2007
Selected Unaudited Quarterly Financial Data	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in Thousands)

Interest income	$11,890	$11,804	$11,298	$11,400	$11,768	$11,736	$11,412	$11,114
Interest expense	4,804	4,960	4,939	5,255	5,604	5,485	5,335	5,050
Net interest income	7,086	6,844	6,359	6,145	6,164	6,251	6,077	6,064
Provision for loan losses	630	500	175	225	250	150	240	260
Net interest income after provision for loan losses	6,456	6,344	6,184	5,920	5,914	6,101	5,837	5,804
Investment security gains (losses), net	4	(86)	(19)	183	(68)	22	79	47
Other non-interest income	1,298	1,460	2,122	1,347	1,433	1,546	2,267	1,710
Non-interest expense	5,719	6,001	6,381	5,623	5,570	5,102	5,221	4,964
Income before income tax expense	2,039	1,717	1,906	1,827	1,709	2,567	2,962	2,597
Income tax expense	451	334	499	389	349	576	555	648
Net income	$1,588	$1,383	$1,407	$1,438	$1,360	$1,991	$2,407	$1,949

Basic earnings per share	$0.15	$0.13	$0.13	$0.14	$0.13	$0.19	$0.23	$0.18

Basic weighted average shares outstanding	10,503,704	10,503,704	10,503,704	10,503,704	10,503,704	10,537,801	10,569,182	10,569,182

Net interest margin (tax equivalent) (1)	3.54%	3.49%	3.38%	3.44%	3.52%	3.67%	3.63%	3.68%
Return on average assets	0.70%	0.62%	0.66%	0.71%	0.68%	1.01%	1.26%	1.04%
Return on average equity	9.09%	7.93%	8.08%	8.30%	7.96%	12.15%	14.92%	12.57%
Efficiency ratio (2)	64.64%	68.16%	70.88%	70.10%	68.52%	61.02%	58.52%	59.36%

(1) Net interest margin (tax-equivalent) is tax-equivalent net interest income divided by average earning assets.
(2) The efficiency ratio is calculated by dividing total non-interest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus non-interest income other than securities gains and losses

25-K

Index

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. General

The primary objective of this financial review is to provide an overview of the financial condition and results of operations of The Wilber Corporation and its subsidiaries for each of the years in the two-year period ended December 31, 2008.  This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented in PART II, Item 8, of this document.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges on deposit accounts, trust and investment service fees, insurance commission income, the net gain on sale of loans, the increase on the cash surrender value on bank owned life insurance, gain on life insurance, other service fees and other income.  Our non-interest expenses consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, other miscellaneous expenses and taxes.  Results of operations are also influenced by general economic conditions (particularly changes in financial markets and interest rates), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions deteriorated further, additional provisions for loan losses would be required to increase the allowance for loan losses.  In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered, the Company’s allowance for loan losses would also require an additional provision for loan losses.

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

Recent Accounting Pronouncements.  In December 2008, the FASB issued FASB Staff Position FAS 132(R)1 which amends SFAS No 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132(R)1).  Beginning with financial statements issued for December 31, 2009, FSP 132(R)1 will require additional disclosures about our defined benefit pension plan.  Under FSP 132(R)1, the Company must comply with the following requirements::

•	Objectives of the Disclosures about Postretirement Benefit Plan Assets
i)	The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of:
a) How investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;
b) The major categories of plan assets;
c) The inputs and valuation techniques used to measure the fair value of plan assets;
d) The effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period;
e) Significant concentrations of risk within plan assets.
•	An employer shall disclose information about how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies.
•
An employer shall disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. Asset categories shall be based on the nature and risks of assets in an employer’s plan.

26-K

Index

•
An employer shall disclose information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date.  For fair value measurements using significant unobservable inputs (Level 3), an employer shall disclose the effect of the measurements on changes in plan assets for the period.

•	An employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets.

The requirements of FSP 132(R)1 are disclosure requirements and will not have an impact on our financial condition or results of operations.

In June 2008, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 will be effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the disclosure requirements under EITF 07-5.  We do not expect EITF 07-5 to have a material impact on our financial condition or results of operations.

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

In December 2007, FASB issued SFAS No. 141(R).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations, that an acquirer be identified for each business combination, and that intangible assets be identified and recognized

27-K

Index

separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

B. Performance Overview for the Year Ended December 31, 2008

During 2008 several of our key performance measures decreased as compared to 2007.  Net income, earnings per share, return on assets, and return on equity all decreased in 2008.  Specifically, net income decreased from $7.707 million in 2007 to $5.816 million in 2008, a $1.891 million or 24.5% decrease.  Earnings per share, return on assets, and return on equity decreased from $0.73, 0.99%, and 11.84%, respectively, in 2007 to $0.55, 0.67%, and 8.35%, respectively, in 2008.  During 2008, net income was negatively affected by significant increases in non-interest expense and the provision for loan losses, as well as a decrease in non-interest income.  These items were offset, in part by a significant increase in net interest income and lower income taxes.

In 2008, we implemented several aspects of our strategic plan to grow the earning assets of the Company.  This included expanding the Company’s geographic markets into larger, more densely populated markets throughout central and upstate New York State, including the Capital District and the greater Syracuse, New York marketplace.  Accordingly, we established a full-service branch office within the Capital District, namely our Halfmoon Office in Saratoga County, and opened a representative loan production office in the greater Syracuse market, namely our Cicero Office in Onondaga County.  In addition, during 2008 we hired new personnel, purchased new computer systems and upgraded our communications infrastructure to support a larger organization, causing a significant increase in non-interest expense.  In addition, due to significant growth in loans outstanding, weakening national economic conditions and the related weakening in some of our credit quality metrics, we increased the provision for loan losses by $630 thousand or 70.0%.  And finally, non-interest income decreased $727 thousand between 2008 and 2007 due principally to various distinct events.  The combination of these factors caused the significant reduction in net income in 2008.  Although we recorded decreases in net income and other earnings performance metrics during 2008, the underlying factors were generally different than the sub-prime mortgage related factors that affected many of our peer banks and bank holding companies throughout the United States.

The information provided in ITEM 7, Parts C through F that follow provide additional information as to the financial condition, results of operations, liquidity, and capital resources of the Company.

C. Financial Condition

i. Comparison of Financial Condition at December 31, 2008, and December 31, 2007

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary of Financial Condition
At December 31, 2008, we remained a well capitalized financial institution.  We do not originate or hold in the normal course of our business sub-prime or Alt-

28-K

Index

A residential mortgage loans or investment securities backed by sub-prime or Alt A mortgage loans, and therefore have not experienced any significant losses due to these practices.  In addition, we monitor our liquidity position on a regular basis and do not unduly rely on the wholesale credit markets for our funding.  The substantial majority of our funding is provided through customer deposits.  We did not experience any material deterioration in our financial condition during 2008 due to the national economic crisis or global financial markets crisis.

Asset Composition
Our assets are comprised of earning and non-earning assets.  Earning assets include our investment securities, loans, interest-bearing deposits at other banks and federal funds sold.  Non-earning assets include our real estate and other assets acquired as the result of foreclosure, facilities, equipment, goodwill and other intangibles, non-interest bearing deposits at other banks and cash.  We generally maintain approximately 92% to 95% of our total assets in earning assets.   During 2008 the composition of our assets changed significantly.  In particular, we significantly increased total loans outstanding due to our market expansion efforts and a significant increase in loan origination personnel.  The total loans to total assets ratio was 63.2% at December 31, 2008, as compared to 56.1% at December 31, 2007.

Total Assets
Total assets increased significantly during 2008 due to our expansion into new markets throughout the central and upstate New York marketplace and company-wide focus on growth.  Total assets increased from $793.680 million at December 31, 2007 to $924.874 million at December 31, 2008, a $131.194 million or 16.5% increase.  The growth in total assets was principally funded by an increase in deposit liabilities, and, to a lesser extent, borrowings.  During 2008, deposit liabilities increased $108.379 million or 16.5%, from $657.494 million at December 31, 2007 to $765.873 million at December 31, 2008.  On a combined basis, short-term and long-term borrowings also increased $24.074 million or 42.0% between December 31, 2007 and December 31, 2008 as we funded new loans.

Investment Securities
Our investment securities portfolio consists of trading, available-for-sale, and held-to-maturity securities.  The following table summarizes our trading, available-for-sale, and held-to-maturity investment securities portfolio for the periods indicated.

Summary of Investment Securities:

	At December 31,
	2008		2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Trading (1):	$1,391	$1,155	$1,167	$1,430	$1,296	$1,625

Available-for-Sale:
U.S. Treasuries	$0	$0	$5,997	$6,070	$10,963	$10,807
Obligations of U.S. Government
Corporations and Agencies	0	0	7,997	8,015	21,486	21,336
Obligations of States and Political
Subdivisions (Municipal Bonds)	36,205	36,776	48,861	48,718	47,985	47,544
Mortgage - Backed Securities	176,116	178,828	172,719	171,395	149,400	146,086
Corporate Securities	1,047	1,012	2,294	2,293	2,274	2,267
Equity Securities (2)	128	128	866	783	825	919
Total Available-for-Sale	$213,496	$216,744	$238,734	$237,274	$232,933	$228,959

Held-to-Maturity:
Obligations of States and Political Subdivisions (Municipal Bonds)	$13,961	$14,146	$17,874	$18,018	$22,903	$22,916
Mortgage-Backed Securities	30,493	30,863	34,328	33,725	39,455	38,394
Total Held-to-Maturity	$44,454	$45,009	$52,202	$51,743	$62,358	$61,310

(1) These securities are held by the Company for its non-qualified Executive Deferred Compensation plan.
(2) Certain figures have been reclassified to conform with the current period presentation.

29-K

Index

Between December 31, 2008 and December 31, 2007, our total investment securities portfolio (including trading, available-for-sale, and held-to-maturity) decreased $28.553 million or 9.8%.  During 2008 we received proceeds from sales and maturities of securities totaling $90.909 million, versus new purchases of $57.866 million.  Proceeds from the sale or maturity of holdings in the investment securities portfolio were principally used to purchase new investment securities, and, to a lesser extent, loan growth.

The estimated fair value of the investment portfolio is largely dependent upon the interest rate environment at the time the market price is determined.  As interest rates decline, the estimated fair value of bonds generally increases, and conversely, as interest rates increase, the estimated fair value of bonds generally decreases.  At December 31, 2008, the net unrealized gain on the available-for-sale investment securities portfolio was $3.248 million.  By comparison, at December 31, 2007, the net unrealized loss on the available-for-sale investment securities portfolio was $1.460 million.  The general level of interest rates was significantly lower at December 31, 2008 due to an ailing economy, as compared to the general level of interest rates at December 31, 2007.  This caused the available-for-sale portfolio to move from a $1.460 million unrealized loss position at December 31, 2007 to a $3.248 million unrealized gain position at December 31, 2008.

During 2008 we continued to maintain a concentration in mortgage-backed securities.  These included both mortgage pass-through securities and collateralized mortgage obligations.  At the end of 2008, our mortgage-backed securities portfolio comprised 79.8% of the carrying value of our investment securities portfolio.  This compares to 70.7% and 63.3% at the end of 2007 and 2006, respectively.  Approximately 83.3% of our mortgage-backed securities are backed by the full faith and credit of the United States government through a Ginnie Mae guarantee.  The remaining 16.7% of our mortgage-backed securities portfolio (or $34.427 million at par value) are guaranteed by Fannie Mae and Freddie Mac, which are government sponsored enterprises.  During 2008 Fannie Mae and Freddie Mac experienced a significant deterioration in their financial condition.  This prompted the U.S. Treasury Department to bail out the two enterprises, which, in effect, reaffirmed the implied U.S. Government guarantee and supported the AAA rating of our mortgage-backed securities holdings.  Furthermore, during 2008 we did not hold any Fannie Mae or Freddie Mac preferred stock or any debt securities that were determined to be other than temporarily impaired.

The credit quality of our debt securities is strong.  At December 31, 2008, 99.8% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moody’s credit rating services; 85.8% were rated “AAA.”  This compares to 99.5% and 95.5%, respectively, at December 31, 2007.  The decrease in “AAA” rated investment securities was principally due to the downgrade of several municipal investment securities from “AAA” to “AA” during 2008, due principally to mono-line insurance company downgrades.

Obligations of States and Political Subdivisions (Municipal Bonds) Credit Quality Table:
December 31, 2008
dollars in thousands
AAA (1)		AA		A		BAA	Not Rated
Uninsured / Un-enhanced	Insured / Enhanced	Uninsured / Un-enhanced	Insured / Enhanced	Un-Enhanced	Enhanced	Enhanced	Un-Enhanced	Total
$4,960	$800	$6,850	$20,910	$1,270	$4,655	$1,105	$445	$40,995
9.4%	1.5%	13.0%	39.6%	2.4%	8.8%	2.1%	0.8%

Total AAA	$5,760	Total AA	$27,760	Total A	$5,925
	10.9%		52.5%		11.2%

(1)  Moody's ratings

We purchase our municipal securities based on the underlying creditworthiness of the issuing municipality and have not relied on the insurance enhancement attached to the security.

Although our mortgage-backed securities are guaranteed by U.S. government agencies and U.S. government sponsored enterprises, they are susceptible to prepayment risk.  For example, residential mortgage interest rates dropped significantly in the second half of 2008, which, in turn, may cause the yield on our mortgage-backed securities to decline in 2009.  When mortgage rates are low, homeowners often refinance their existing mortgage loans or purchase new homes.  This increases the amount of principal payments we receive on our mortgage-backed securities, which, in turn,

30-K

Index

increases the amount of net amortization expense we record as an offset to interest income, thereby decreasing the yield on these securities.

The following table sets forth information regarding the carrying value, weighted average yields and anticipated principal repayments of the Bank’s investment securities portfolio as of December 31, 2008.  All amortizing security principal payments, including collateralized mortgage obligations and mortgage pass-through securities, are included based on their expected average lives.  Callable securities, primarily callable agency securities, and municipal bonds are assumed to mature on their maturity date.  Available-for-sale securities are shown at fair value.  Held-to-maturity securities are shown at their amortized cost.  The yields on debt securities shown in the table below are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2008.  Yields on obligations of states and municipalities exempt from federal taxation were not tax-effected.

Investment Securities Maturity Table:

	In One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years		Total
Dollars in Thousands	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Obligations of States and Political Subdivisions (Municipal Bonds)	8,882	3.26%	19,067	3.43%	22,497	3.78%	291	3.85%	50,737	3.56%
Mortgage-Backed Securities	49,110	4.64%	157,791	4.53%	471	6.11%	1,949	5.27%	209,321	4.57%
Corporate Securities	-	-	1,012	4.48%	-	-	-	-	1,012	4.48%
Total Securities (1)	$57,992	4.43%	$177,870	4.41%	$22,968	3.83%	$2,240	5.09%	$261,070	4.37%

(1) This table excludes trading securities totaling $1.155 million and equity securities totaling $128 thousand at December 31, 2008.

At December 31, 2008, the approximate weighted average life for all of the Bank’s available-for-sale and held-to-maturity debt securities was 2.4 years.  By comparison, at December 31, 2007 the approximate weighted average life for the Bank’s available-for-sale and held-to-maturity debt securities was 3.5 years.  These estimates were provided by a third party investment securities analyst and are used to provide comparisons with other companies in the banking industry.  The estimates were based upon the projected cash flows (to the most likely call date) of our investment securities portfolio taking into consideration the unique characteristics of the individual securities held by us.  The decrease in the weighted average life of the portfolio between the comparable periods was principally due to an increase in anticipated cash flows from our mortgage-backed securities portfolio and an increase in anticipated calls of municipal securities.  Our estimate may fluctuate significantly from period to period due to our concentration in mortgage-backed securities.

At December 31, 2008, the equity securities in our available-for-sale portfolio had a fair value of $128 thousand.  By comparison, the market value of this portfolio was $783 thousand at December 31, 2007.  Due to the pending financial markets crisis and management’s desire to retain the Bank’s equity capital, during the third quarter of 2008 we sold most of the common stocks of other banking institutions held in this portfolio.

Other Investments
At December 31, 2008 we held $5.693 million of non-marketable equity securities including: $3.667 million in FHLBNY stock; a $1.833 million equity interest in a small business investment company, Meridian Venture Partners II, L.P; $135 thousand of Federal Reserve Bank of New York stock; $34 thousand in New York Business Development Corporation stock; and $24 thousand in a small title insurance agency.  By comparison, at December 31, 2007; the estimated fair value of our non-marketable equity securities totaled $4.782 million, a $911 thousand or 19.1% net increase between the periods.  Due to minimum membership stock requirements, we increased our capital stock in the FHLBNY from $2.759 million at December 31, 2007 to $3.667 million at December 31, 2008, a $908 thousand increase.

We own common stock of FHLBNY which enables us to borrow funds under the FHLBNY advance program and qualify for membership.  Recent published reports indicate that certain member banks of the Federal Home Loan Bank system, which include eleven other regionally based Federal Home Loan Banks, may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of one of the banks in the Federal Home Loan Bank system, including FHLBNY could be substantially diminished or reduced to zero.  Consequently, given that there is no market for our FHLBNY common stock, we believe

31-K

Index

that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.  In addition, it is possible that the FHLBNY will discontinue or suspend its dividend payments to members in the event its regulatory capital levels diminish.  If either of these events occur, it may adversely affect our results of operations and financial condition.

Federal Funds Sold and Interest Bearing Deposits with Other Banks
In the normal course of business, we sell and purchase federal funds to and from other banks to meet our daily liquidity needs.  We generally target an overnight funds sold position of $10 million to $30 million.  We believe these levels provide us ample levels of short-term liquidity to meet loan funding needs and other working capital requirements.  Because federal funds sold are generally an unsecured obligation of the counter party, we only sell federal funds to well-capitalized banks that carry strong credit ratings.  However, due to the global financial crisis and related tightness in the inter-bank credit markets, during the fourth quarter of 2008 the Federal Reserve Banks announced a program whereby they would begin to pay interest on  members’ required and excess reserves.  Due to the safety of the Federal Reserve Bank of New York, we began leaving excess reserves on deposit, in lieu of selling unsecured federal funds to other commercial banks.  For this reason, at December 31, 2008 we held $35.475 million in interest bearing balances at other banks versus only $519 thousand at December 31, 2007.  Due to significant volatility in our daily overnight funds position it is most appropriate to compare our average outstanding balances.  During 2008 our average overnight funds position, including federal funds sold and interest bearing balances at other banks, was $23.376 million or 2.7% of average total assets.  By comparison, during 2007 our average overnight funds position was $25.702 million or 3.3% of average total assets.  The slight decrease in our average overnight position between 2007 and 2008 was due principally to our effort to reduce overnight funds balances as the yield on overnight funds decreased precipitously during 2008.

Loan Portfolio
General.  The total loan portfolio increased significantly during 2008 in line with our strategy to increase the Company’s earning assets, particularly loans outstanding.  Total loans outstanding increased from $445.105 million at December 31, 2007 to $583.861 million at December 31, 2008, a $138.756 million or 31.2% increase.  During 2008, we continued to expand our geographic market for loans.  In particular, we established a representative loan production office in Cicero, New York (Onondaga County) and continued to originate new commercial and residential mortgage loans in Saratoga County, a market we entered in 2007.  We also continued to aggressively market our small business, consumer, and residential mortgage loans in both our core rural markets and more densely populated markets including Johnson City, New York (Broome County) and Kingston, New York (Ulster County).  Due to these efforts, all categories of loans increased during 2008.  The following table summarizes the composition of our loan portfolio over the prior five-year period.

Distribution of Loans Table:

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Residential real estate (1)	$171,061	29.3%	$127,113	28.6%	$117,815	29.0%	$124,367	30.7%	$119,103	30.4%
Commercial real estate	229,867	39.4%	161,071	36.2%	152,128	37.4%	143,552	35.4%	129,516	33.0%
Commercial (2)	99,397	17.0%	83,622	18.8%	74,033	18.2%	69,651	17.2%	78,003	19.9%
Consumer (3)	83,536	14.3%	73,299	16.5%	62,944	15.5%	67,388	16.6%	65,703	16.7%
Total loans	583,861	100.0%	445,105	100.0%	406,920	100.0%	404,958	100.0%	392,325	100.0%

Less:
Allowance for loan losses	(7,564)		(6,977)		(6,680)		(6,640)		(6,250)
Net loans	$576,297		$438,128		$400,240		$398,318		$386,075

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

(3) Certain figures have been reclassified to conform with the current period presentation.

Between December 31, 2004 and December 31, 2008 our commercial real estate portfolio increased $100.351 million or 77.5%.  At December 31, 2008, commercial real estate loans comprised 39.4% of our total loan portfolio.  This compares to 33.0% at December 31, 2004.  Throughout the period covered in the table above, we concentrated our efforts on

32-K

Index

opening new offices and hiring commercial lenders in large, more densely populated markets.  These efforts also contributed to the increase in the outstanding balances in our commercial loan portfolio.  At December 31, 2008, commercial loan balances outstanding totaled $99.397 million.  This compares to $78.003 million at December 31, 2004.

In addition, during the first quarter of 2007 we acquired Provantage Funding Corporation, a New York State licensed mortgage bank headquartered in Saratoga County with several offices located in the Capital District of New York.  We acquired Provantage Funding Corporation to improve our residential mortgage lending capabilities and increase the outstanding balances in our residential mortgage portfolio.  At December 31, 2008, the outstanding balance of our residential mortgage portfolio was $171.061 million.  This compares to $117.815 million at December 31, 2006, a $53.246 million or 45.2% increase over the two-year period.

During 2008, we competitively priced and marketed our consumer loan products, principally installment-type automobile loans, which increased the consumer loan portfolio to $83.536 million at December 31, 2008.  This represents a $10.237 million or 14.0% increase over the December 31, 2007 consumer loan portfolio balance of $73.299 million.  At December 31, 2007, our indirect automobile loan portfolio was comprised of 4,710 accounts, totaling $51.299 million.  This compares to 5,576 accounts totaling $62.713 million at December 31, 2008, an 18.4% net increase in accounts and a 22.3% net increase in indirect automobile loans outstanding.

The following table sets forth the amount of loans maturing in our portfolio.  The full principal amounts outstanding for all loans are shown based on their final maturity date.  The full principal amounts outstanding on demand loans without a repayment schedule and no stated maturity, financed accounts receivable, and overdrafts are reported as due within one year.  The table has not been adjusted for scheduled principal payments or anticipated principal prepayments.

Maturity and Repricing of Loans Table:

	Within One Year (1)	One Through Five Years	More Than Five Years	Total
Residential real estate (1)	$51,403	$13,205	$106,453	$171,061
Commercial real estate	60,871	50,434	118,562	229,867
Commercial (2)	60,947	17,200	21,250	99,397
Consumer	7,858	54,522	21,156	83,536
Total loans receivable	$181,079	$135,361	$267,421	$583,861

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

The following table sets forth fixed and adjustable rate loans with maturity dates after December 31, 2009.

Table of Fixed and Adjustable Rate Loans:

	Due After December 31, 2009
	Fixed	Adjustable	Total
Residential real estate (1)	$109,630	$55,715	$165,345
Commercial real estate	111,721	106,364	218,085
Commercial (2)	37,822	21,514	59,336
Consumer	76,840	1,414	78,254
Total loans	$336,013	$185,007	$521,020

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

33-K

Index

Commitments and Lines of Credit.  Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing standby and commercial letters of credit are essentially the same as that involved in extending loans to customers.  Since most of the standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2008 and December 31, 2007, stand-by and commercial letters of credit totaled $12.779 million and $6.988 million, respectively.  At December 31, 2008 and December 31, 2007, the fair value of the Bank’s stand-by letters of credit was not significant.  The following table summarizes the expirations of our stand-by and commercial letters of credit as of December 31, 2008.

Standby and Commercial Letters of Credit Expiration Table:

Commitment Expiration of Standby Letters of Credit
(dollars in thousands)
Within one year	$622
After one but within three years	279
After three but within five years	5,520
Five years or greater	6,358
Total	$12,779

In addition to standby letters of credit, we have issued lines of credit and other commitments to lend to our customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  These include home equity lines of credit, commitments for residential and commercial construction loans, commercial letters of credit, and other personal and commercial lines of credit.  At December 31, 2008 and December 31, 2007, we had outstanding unfunded loan commitments of $126.717 million and $90.555 million, respectively, representing a $36.162 million or 39.9% increase period over period.  The significant increase in the unfunded loan commitments was primarily due to growth in commercial real estate and other construction loans, and to a lesser extent, the unused portion of commercial lines of credit.

Asset Quality and Risk Elements

General.  One of our key objectives is to maintain strong credit quality of the Bank’s loan portfolio.  The following narrative provides summary information and describes our experience regarding the quality and risk elements of our loan portfolio.

Delinquent Loans.  At December 31, 2008, we had $6.095 million of loans that were 30 to 89 days past due (excluding non-performing loans).  This equaled 1.04% of total loans outstanding.  By comparison, at December 31, 2007 we had $3.917 million of loans that were 30 to 89 days past due (excluding non-performing loans).  This equaled 0.88% of total loans outstanding.  The increase in delinquent loans between the periods was principally due to increases in the level of delinquent loans in the commercial loan portfolio, home equity line of credit portfolio and consumer loan portfolio, offset, in part, by decreases in the commercial real estate and 1-4 family closed-end residential real estate portfolios.  We considered the level of delinquent loans at December 31, 2008 to be manageable and well within management’s targeted guideline of less than 2.0% of loans outstanding.

Non-Accrual, Past Due and Restructured Loans.  The following chart sets forth information regarding non-performing assets for the periods stated.

34-K

Index

Table of Non-Performing Assets:

	At December 31,
Dollars in Thousands	2008	2007	2006	2005	2004
Loans in Non-Accrual Status:
Residential real estate (1)	$439	$895	$450	$327	$141
Commercial real estate	4,516	4,341	1,626	2,287	2,168
Commercial (2)	843	843	271	1,191	243
Consumer	47	7	0	61	9
Total non-accruing loans	5,845	6,086	2,347	3,866	2,561
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	1,366	50	182	181	190
Troubled Debt Restructured Loans	0	0	0	871	0
Total non-performing loans	7,211	6,136	2,529	4,918	2,751
Other Real Estate Owned (3)	158	247	103	20	78
Total non-performing assets	$7,369	$6,383	$2,632	$4,938	$2,829
Total non-performing assets as a percentage of total assets	0.80%	0.80%	0.35%	0.66%	0.38%
Total non-performing loans as a percentage of total loans (4)	1.24%	1.38%	0.62%	1.21%	0.70%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States
(3) Includes properties acquired through foreclosure or similar proceedings.
(4) Certain figures have been reclassified to conform with the current period presentation.

Total non-performing loans, including non-accruing loans and loans 90 days or more past due and still accruing interest, increased $1.075 million between December 31, 2007 and December 31, 2008, from $6.136 million to $7.211 million.  The increase in non-performing loans between the comparable periods were principally due to an increase in commercial real estate and residential real estate loans 90 days past due and still accruing interest.  Total loans in non-accrual status decreased period over period, from $6.086 million at December 31, 2007 to $5.845 million at December 31, 2008.

Non-performing loans were 1.24% of total loans outstanding at December 31, 2008, as compared to 1.38% of total loans outstanding at December 31, 2007, a 14 basis point decrease between the periods.  The decrease in non-performing loans to total loans was principally due to significant growth in loans outstanding between comparable periods.  The non-performing loans were not concentrated in any single industry or closely-related group of industries.  We have, however, identified an increase in substandard loans made to borrowers operating in the automotive and other vehicle dealership industry.

Impaired Loans.  The following table provides information on impaired loans for the periods presented:

	As of and for the Year Ended December 31,
dollars in thousands	2008	2007
Impaired Loans	$8,620	$5,701
Allowance for Impaired Loans	1,160	1,382
Average Recorded Investment in Impaired Loans	7,327	4,858

The level of impaired loans increased from $5.701 million at December 31, 2007 to $8.620 million at December 31, 2008.  In spite of the increase in total impaired loans, only $5.120 million of the impaired loans required specific reserve allocations totaling $1.160 million.  By comparison, at December 31, 2007, $4.365 million of the impaired loans had a specific reserve allocation of $1.382 million.  We attribute the decrease in specific reserve allocations to management’s general practice of obtaining strong collateral positions in the loans it originates.

35-K

Index

Other Real Estate Owned and Repossessed Assets. Other Real Estate Owned (“OREO”) consists of properties formerly pledged as collateral on loans, that have been acquired by us through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.  OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell.  At both December 31, 2008 and December 31, 2007 we held modest amounts of OREO property totaling $158 thousand and $247 thousand, respectively.

Potential Problem Loans.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and  may result in disclosure of such loans as non-performing at some time in the future.  Potential problem loans are typically loans classified by our loan rating system as “substandard.”  Potential problem loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a less risky credit classification particularly those with balances in excess of $1.000 million. We have identified through normal credit review procedures potential problem loans totaling $11.599 million or 2.0% of total loans outstanding at December 31, 2008.  By comparison, at December 31, 2007, potential problem loans totaled $6.325 million or 1.4% of total loans outstanding.  This represents a $5.274 million increase in potential problem loans between December 31, 2007 and December 31, 2008.  We generally attribute the increase in potential problem loans to the identification of sub-standard performance of the operating companies of a few large borrowers and a weakening economy.  Management cannot predict economic conditions or other factors that may impact each potential problem loan.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, become restructured, or require increased allowance coverage and provision for loan losses.

Loan Concentrations.  We classify our loan portfolio by collateral type and industry to determine and monitor the level of our loan concentrations.  We generally consider industry concentrations to exist when the total loan obligations (outstanding loans and unfunded commitments) to the industry exceed 25% of the Bank’s Tier II capital.  The Bank’s Tier II capital at December 31, 2008 was $72.465 million, which established our industry concentration threshold at $18.116 million.  We also review the geographic concentration and economic trends within each industry concentration to further segment and analyze the risk.  The following narrative summarizes our concentrations of credit.

At December 31, 2008, we had $82.274 million in total loan obligations or 113.5% of the Bank’s Tier II capital secured by non-owner occupied commercial rental properties, including strip malls, office complexes, warehouse, storage, and manufacturing facilities.  At December 31, 2008, the portfolio consisted of approximately 97 loans with an average loan size of $848 thousand.  The geographic locations and types of properties securing this portfolio were very diverse.  Two of the loans in this portfolio totaling $608 thousand were classified as substandard at December 31, 2008.

At December 31, 2008, we had $38.689 million in total loan obligations or 53.4% of the Bank’s Tier II capital secured by residential rental properties, including 1-4 family units, 5+ family units, and mobile home parks.  At December 31, 2008, the portfolio consisted of approximately 93 loans with an average loan size of $416 thousand.  The geographic locations and types of properties securing this portfolio were fairly diverse.  Five of the loans in this portfolio totaling $542 thousand were classified as substandard at December 31, 2008.

At December 31, 2008 we had 94 loans with $37.454 million in total loan obligations to borrowers who operate in the automotive and other vehicle dealership industry.  The total loan obligations to this industry sector represent 51.7% of the Bank’s Tier II capital and consists of more than 40 borrowers whose primary revenue is derived from the retail sale and servicing of new and used motor vehicles, motor cycles, and/or recreational vehicles.  Loans to this industry consist of commercial real estate mortgages, equipment financing, working capital lines of credit, and inventory lines (dealer floor plans).  We maintain 21 dealer floor plan lines within this portfolio totaling $16.720 million, $11.013 million of which was outstanding at December 31, 2008.  Due to the significant risk posed by dealer floor plan lending, management monitors the dealer floor plan loans by conducting inventory reviews on a monthly basis.  At December 31, 2008, there were five borrowers within this area of industry concentration with $4.750 million in aggregate loan obligations outstanding that were classified as substandard.  The substantial majority of our loan obligations in this area of concentration were made to dealerships that primarily sell American automobiles.  In 2008, American automobile manufacturers lost substantial market share to foreign automobile retailers.

At December 31, 2008, we had 70 loans with $35.800 million in total loan obligations or 49.4% of the Bank’s Tier II capital to borrowers who operate in the hotel/motel industry, including lodges, bed and breakfast inns, and a limited number of campgrounds and boarding houses.  The single largest borrower has $6.323 million in total loans outstanding on six separate motel properties.  Another twelve borrowers have loans exceeding $1.000 million.  The hotel/motel properties that we finance are geographically dispersed throughout our market area and the broader statewide region.  Many of these properties, however, are dependent upon tourism and have a seasonality that peaks in July and August.  At December 31, 2008, $33.434 million of these loans were deemed to be of acceptable risk (“pass rated”) by our

36-K

Index

management, with no delinquency noted.  Two loans in the hotel/motel sector with an outstanding balance of $1.669 million were risk rated as substandard at December 31, 2008 due to insufficient cash flow generated by the operations of the motels.

At December 31, 2008, loan obligations to the healthcare industry, including hospitals, medical practices, and residential and independent care facilities, totaled $33.162 million or 45.8% of the Bank’s Tier II capital.  This portfolio was comprised of approximately 136 loans with an average size of $244 thousand.  This portfolio presently contains four of the largest borrowers in the Bank with loan obligations totaling $19.823 million.  All of these loans were pass rated at December 31, 2008 and were performing in compliance with contractual terms.  Only one loan obligation in this portfolio was identified as substandard at December 31, 2008.  The borrower is a small hospital with an unused line of credit totaling $200 thousand.

At December 31, 2008, we had 25 borrowers whose total loan obligations were equal to or exceeded $4.000 million.  In aggregate, these borrowers’ total loan obligations were $138.769 million.  Although these large relationships were dispersed among borrowers who operate in various industries, the decline in the financial condition of one of our large borrowers could significantly impact the credit quality of our loan portfolio.  At December 31, 2008, one of our large borrowers, with total loans outstanding of $4.418 million, was classified as substandard.

Summary of Loss Experience (Charge-Offs) and Allowance for Loan Losses.   The following table sets forth the analysis of the activity in the allowance for loan losses, including charge-offs and recoveries, for the periods indicated.

Analysis of the Allowance for Loan Losses Table:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$6,977	$6,680	$6,640	$6,250	$5,757
Charge offs:
Residential real estate (1)	37	109	56	20	133
Commercial real estate	87	120	2	0	51
Commercial (2)	234	216	1,161	364	121
Consumer	1,028	721	887	1,091	639
Total charge offs	1,386	1,166	2,106	1,475	944
Recoveries:
Residential real estate (1)	104	22	31	39	20
Commercial real estate	43	105	73	0	0
Commercial (2)	41	137	143	29	51
Consumer	255	299	339	217	166
Total recoveries	443	563	586	285	237
Net charge-offs	943	603	1,520	1,190	707
Provision for loan losses	1,530	900	1,560	1,580	1,200
Balance at end of year	$7,564	$6,977	$6,680	$6,640	$6,250
Ratio of net charge-offs during the year to average loans outstanding during the year	0.19%	0.14%	0.38%	0.30%	0.19%
Allowance for loan losses to total loans	1.30%	1.57%	1.64%	1.64%	1.59%
Allowance for loan losses to non-performing loans	105%	114%	264%	135%	227%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

37-K

Index

There was significant disruption and volatility in the financial and capital markets during 2008.  Turmoil in the energy, housing, and mortgage markets adversely impacted both domestic and global markets and had significant negative impacts on the credit markets, financial institution liquidity and global economic activity.  These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption has been exacerbated by the continued decline of the real estate and housing market.  While we continue to adhere to prudent underwriting standards, in the event that there was a sharp downturn in the housing market in our central and upstate New York market areas, it could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have a negative impact on our earnings.  An increase in loan delinquencies could adversely impact our loan loss experience, causing increases in our provision and allowance for loan losses in future periods.

During 2008 the allowance for loan losses increased $587 thousand or 8.4%, from $6.977 million at December 31, 2007 to $7.564 million at December 31, 2008.  During 2008 we recorded $1.530 million in the provision for loan losses, while net loan charge-offs totaled $943 thousand.  By comparison, during 2007 we recorded $900 thousand in the provision for loan losses and $603 thousand in net charge-offs.  The increase in the allowance for loan losses was principally due to significant loan growth in the third and fourth quarters of 2008, a modest deterioration in some of our credit quality metrics and deteriorating economic conditions.  More specifically, due to growth in the loan portfolio and the weakening state of the national economy during the second half of 2008 and a decline in some of our credit quality metrics in the fourth quarter of 2008, we significantly increased the provision for loan losses, and in turn, the allowance for loan losses.  In particular, during the second half of 2008 we recorded $1.130 million in the provision for loan losses versus $400 thousand in the first half of 2008, a $730 thousand or 282% increase in the second half of the year.  The allowance for loan losses was $6.965 million at June 30, 2008 versus $7.564 million at December 31, 2008, a $599 thousand or 8.6% increase in the last six months of the year.

The allowance for loan losses to total loans outstanding was 1.30% at December 31, 2008.  This compares to 1.57% at December 31, 2007.  The 27 basis point decrease in this measure was principally due to significant loan growth in 2008, partially offset by a modest deterioration in credit quality and deteriorating economic conditions.  During 2008 we expanded into the greater Syracuse and Capital District markets of New York.  Most of our commercial and consumer real estate loan growth was originated in these new markets with a special focus on credit quality given current economic conditions.   The loans originated in the new markets were originated at lower rates of interest than loans originated in our traditional markets given their lower risk profile.  Newly originated loans generally require a lower level of allowance for loan losses.

The allowance for loan losses to non-performing loans and the non-performing loans to total loans both remained relatively stable on a comparable period basis.  In particular, the allowance for loan losses to non-performing totaled 105% at December 31, 2008, as compared to 114% at December 31, 2007.  The non-performing loans to total loans outstanding decreased from 1.38% at December 31, 2007 to 1.24% at December 31, 2008. Both our management and Board of Directors deemed the allowance for loan losses adequate at December 31, 2008 and December 31, 2007.

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

38-K

Index

Loan Loss Summary Allocation Table:

	At December 31,
	2008		2007		2006		2005		2004
Dollars in Thousands	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category
Residential real estate (1)	$538	7.1%	$607	8.7%	$501	7.5%	$595	9.0%	$670	10.7%
Commercial real estate	3,143	41.6%	2,969	42.6%	3,083	46.2%	3,171	47.8%	2,454	39.3%
Commercial (2)	2,108	27.9%	1,799	25.8%	1,462	21.9%	1,512	22.8%	1,435	23.0%
Consumer	1,540	20.4%	1,383	19.8%	1,114	16.7%	1,114	16.8%	1,080	17.3%
Unallocated	235	3.1%	219	3.1%	520	7.8%	248	3.7%	611	9.8%
Total	$7,564	100.0%	$6,977	100.0%	$6,680	100.0%	$6,640	100.0%	$6,250	100.0%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Other Non-earning Assets and Bank Owned Life Insurance

Cash and Due from Banks.  In order to operate the Bank on a daily basis, it is necessary for us to maintain a limited amount of cash at our teller stations and within our vaults and ATMs to meet customers’ demands.  In addition, we always maintain an amount of check and other presentment items in the process of collection (or float).   We are also required to maintain minimum target balances at our correspondent banks.  At December 31, 2008, we maintained $8.467 million or 0.9% of total assets in these categories of non-earning assets.  This compares to $11.378 million or 1.4% of total assets at December 31, 2007.  We are also required to maintain a clearing / reserve balance at the Federal Reserve Bank of New York and minimum target balances at our correspondent banks.  At December 31, 2007 we also maintained a clearing / reserve balance at the Federal Reserve Bank of New York totaling $231 thousand which was included in cash and due from banks.  At December 31, 2008, this clearing balance totaling $34.889 million was classified in interest bearing balances with banks due to the Federal Reserve’s fourth quarter 2008 policy change to pay interest on these balances.

Premises and Equipment.  The net book value of premises and equipment increased $170 thousand or 2.7%, from $6.312 million at December 31, 2007 to $6.482 million at December 31, 2008.  During 2008 we opened a full-service office in Halfmoon, New York (Saratoga County) and a representative loan production office in Cicero, New York (Onondaga County).  The increase in premises and equipment associated with these new offices and other various building improvements and equipment purchases were offset, in part, by depreciation of existing premises and equipment.

Bank-Owned Life Insurance.  The cash surrender value of bank-owned life insurance at December 31, 2008 was $16.402 million, as compared to $15.785 million at December 31, 2007, a $617 thousand or 3.9% increase.  During 2008, we recorded a $617 thousand increase in cash surrender of bank owned life insurance.  Throughout 2008, the Bank held policies on 15 former and current members of the Bank’s senior management.  The cash surrender value on each policy was increased throughout the year at the net crediting rate applied by the various insurance carriers.  The policies’ were issued by five life insurance companies who all carry strong financial strength ratings.  The net crediting rates applied on each policy were determined by each insurance carrier based on the performance of their general account.

Goodwill and Other Intangible Assets.  Goodwill was unchanged between December 31, 2007 and December 31, 2008.  During 2008 we did not acquire any new businesses, nor did we incur any impairment on previous acquisitions.  Goodwill totaled $4.619 million at December 31, 2008 and 2007.

The current global financial crisis has depressed stock market trading values, particularly those of financial institutions.  As of December 31, 2008, the Company’s stock price was above the Company’s book value and therefore no impairment test of goodwill was warranted.  Should our common stock value trade consistently below our book value, we would reevaluate the amount of goodwill through an impairment test.  If impairment is warranted, the amount would be recorded through the income statement as a reduction to current period earnings.

39-K

Index

During 2008 other intangible assets decreased $287 thousand, from $394 thousand at December 31, 2007 to $107 thousand at December 31, 2008.  The decrease was due, in part to the amortization of core the deposit intangible asset recorded in prior period bank branch acquisitions.  In addition, during 2008 we sold our ownership interest in Mang-Wilber LLC, our former insurance agency subsidiary.  In connection with the sale, we recorded a decrease in the customer list intangible asset associated with prior period agency acquisitions.

Pension Asset.  At December 31, 2007, our pension plan was over-funded due to strong plan asset performance.  More specifically, at December 31, 2007 our pension asset was $4.872 million.  By comparison, during 2008 the investment securities held by the pension plan generated significant losses due principally to the global economic crisis and related financial market performance.  In addition, the plan liability increased between the 2007 and 2008 plan measurement dates, due to a decrease in the discount rate on plan liabilities.  These conditions prompted us to contribute $2.000 million toward the plan assets.  In spite of this contribution, at December 31, 2008 the plan was under-funded by $869 thousand at December 31, 2008, this amount was recorded as a liability at December 31, 2008.  We expect to continue to fund this plan on an as needed basis and do not foresee any issues or conditions that could negatively impact the payment of benefit obligations to plan participants.

Other Assets.  Other assets decreased $102 thousand or 1.2%, from $8.484 million at December 31, 2007 to $8.382 million at December 31, 2008.  Other assets are principally comprised of other real estate owned, interest receivable,  prepaid taxes, prepaid insurance, computer software, net deferred tax assets, deferred taxes on investment securities, deferred taxes on the pension plan, other assets, return/rejected check items, other prepaid items, and other accounts receivable.  Other assets represented approximately 1.0% of total assets in both periods.

Composition of Liabilities

Deposits.  Deposits are our primary funding source.  At December 31, 2008 and December 31, 2007 deposits represented approximately 90% of our total liabilities.  Total deposits at December 31, 2008 were $765.873 million.  This compares to $657.494 million at December 31, 2007, a $108.379 million or 16.5% increase.  The increase in total deposits between December 31, 2007 and December 31, 2008 was attributable to significant increases in money market deposit accounts, NOW accounts and certificates of deposit (over $100 thousand) totaling $113.502 million, as well as modest increases in demand deposits and other deposits totaling $1.382 million, offset, in part, by decreases in savings accounts and certificates of deposit (under $100 thousand) totaling $6.505 million.  During 2008, we successfully marketed our Wealth Management money market deposit account and attracted new municipal customer deposits increasing outstanding balances in money market deposit accounts, NOW accounts and certificates of deposit (over $100 thousand).  Conversely, due to a generally declining interest rate environment we lowered the interest rate paid on savings accounts and retail certificates of deposit, prompting deposit customers to seek out higher yielding alternatives.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2008.

Time Accounts Maturity Table:

	Maturity as of December 31, 2008
Dollars in Thousands	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Certificates of Deposit of $100,000 or more	$69,407	$32,128	$32,037	$15,760	$149,332
Certificates of Deposit less than $100,000	38,437	59,573	40,904	53,205	192,119

Total of time accounts	$107,844	$91,701	$72,941	$68,965	$341,451

Borrowings and Other Contractual Obligations.  Total borrowed funds consist of short-term and long-term borrowings.  Short-term borrowings include treasury, tax, and loan notes held for the benefit of the U.S. Treasury Department, and securities sold under agreements to repurchase with our customers and other third parties.  Long-term borrowings consist of monies we borrowed from the FHLBNY for various asset funding requirements and wholesale funding strategies.  Total borrowed funds were $81.398 million or 9.5% of total liabilities at December 31, 2008, as compared to $57.324 million or 7.9% of total liabilities at December 31, 2007, a $24.074 million, or 42.0% increase between the periods.

40-K

Index

Short-term borrowings increased from $15.786 million at December 31, 2007 to $21.428 million at December 31, 2008, a $5.642 million or 35.7% increase.  The increase was principally due to an increase in customer repurchase agreement balances.

Long-term borrowings increased $18.432 million between December 31, 2007 and December 31, 2008.  During 2008 we secured $22.000 million of new long-term advances at the FHLBNY, principally to fund the origination of new fixed-rate commercial and residential mortgage loans.  This increase was offset, in part, by the repayment of $3.568 million in amortizing FHLBNY advances originated during the current and prior periods.  See Note 8 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on our borrowed funds.

In connection with our financing and operating activities, we have entered into certain contractual obligations.  At December 31, 2008, our future minimum cash payments, excluding interest, associated with these contractual obligations, which include borrowed funds and operating leases, were as follows:

Payments Due by Period
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$4,343	$4,291	$3,995	$25,951	$6,835	$14,555	$59,970
Operating lease obligations	354	353	337	306	158	996	2,504
Total contractual obligations	$4,697	$4,644	$4,332	$26,257	$6,993	$15,551	$62,474

D.  Results of Operations

i. Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary.  Net income for 2008 was $5.816 million.  This compares to $7.707 million in 2007, a $1.891 million or 24.5% decrease year over year.  The significant decrease in net income between comparable periods was attributable to a few primary factors, namely a significant increase in total non-interest expense, a decrease in total non-interest income, and an increase in the provision for loan losses.  More specifically, during 2008 we recorded a $2.867 million increase in non-interest expense, a $727 thousand decease in non-interest income and a $630 thousand increase in the provision for loan losses.  These reductions in income were offset, in part, by a $1.878 million increase in net interest income and a $455 thousand decrease in income taxes.  Earnings per share decreased from $0.73 in 2007 to $0.55 in 2008, an $0.18 per share or 24.7% decrease.

During 2008, we adopted a strategic plan to accelerate the growth of the Company’s earning assets, particularly loans.  To fulfill our growth objectives, we expanded into new geographic markets and opened a loan production office in Cicero, New York (Onondaga County) in the first quarter of 2008 and a full-service branch office in Halfmoon, New York (Saratoga County) in the second quarter of 2008.  We also hired additional sales, branch, and operations personnel and outsourced our core computer operating system to accommodate both the current and anticipated growth.  These activities caused a significant increase in total non-interest expense.  Due to the loan growth and an increase in the associated probable estimated losses in the loan portfolio, it was also necessary to increase the provision for loan losses during 2008, particularly in the second half of the year.

Net Interest Income.  Net interest income is our most significant source of revenue.  Net interest income is comprised of the interest and dividend income generated on our earning assets, including, but not limited to, loans and investment securities, less interest expense on our interest bearing liabilities, including, customer deposits and borrowings.  During 2008, net interest income comprised 81% of our total revenues (net interest income plus non-interest income).  The other 19% was due to non-interest income.  This compares to 78% and 22%, respectively, for 2007.

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

41-K

Index

Asset and Yield Summary Table:

	2008			2007
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$16,399	$391	2.38%	$19,026	$952	5.00%
Interest- bearing deposits	6,977	193	2.77%	6,676	314	4.70%
Securities (1)	296,988	13,002	4.38%	286,160	12,592	4.40%
Loans (2)	499,163	32,806	6.57%	424,954	32,172	7.57%
Total earning assets	819,527	46,392	5.66%	736,816	46,030	6.25%

Non-earning assets	43,050			39,588
Total assets	$862,577			$776,404

Liabilities:
Savings accounts	$69,557	$291	0.42%	$76,815	$467	0.61%
Money market accounts	135,770	2,802	2.06%	98,213	3,741	3.81%
NOW accounts	87,680	1,021	1.16%	77,316	996	1.29%
Time & other deposit accounts	347,238	13,126	3.78%	318,692	13,756	4.32%
Borrowings	71,557	2,718	3.80%	63,146	2,514	3.98%
Total interest-bearing liabilities	711,802	19,958	2.80%	634,182	21,474	3.39%

Non-interest bearing deposits	73,770			72,350
Other non-interest bearing liabilities	7,330			4,758
Total liabilities	792,902			711,290
Shareholders' equity	69,675			65,114
Total liabilities and shareholders' equity	$862,577			$776,404
Net interest income		$26,434			$24,556
Net interest rate spread (3)			2.86%			2.86%
Net earning assets	$107,725			$102,634
Net interest margin (4)			3.23%			3.33%
Net interest margin (tax-equivalent)			3.46%			3.62%
Ratio of earning assets to interest-bearing liabilities
	115.13%			116.18%

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
(4) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest earning assets.

42-K

Index

The level of our net interest income is dependent on several factors including, but not limited to: our ability to attract and retain deposits, our ability to generate and retain loans, regional and local economic conditions, regional competition, capital market conditions, the national interest rate environment, as well as our tolerance for risk.  Throughout 2008 and 2007, our net interest income was affected by all of these factors.

Net interest income increased significantly during 2008.  In particular, we recorded $26.434 million of net interest income during 2008 versus $24.556 million during 2007.  The $1.878 million or 7.6% increase in net interest income between comparable periods was due to a significant increase in our earning asset balances, in particularly loans outstanding, and substantial reductions in our cost of funding as the level of interest rates dropped throughout the year.  During 2008 we recorded $46.392 million in interest income versus $46.030 million in 2007, a $362 thousand or 0.8% increase in spite of significant decreases in the yield on all categories of earning assets.  Interest expense, by comparison, decreased $1.516 million or 7.1%, from $21.474 million in 2007 to $19.958 million in 2008.

During 2008, average earning assets increased $82.711 million or 11.2%, from $736.816 million in 2007 to $819.527 million in 2008, while the average yield on earning assets dropped from 6.25% in 2007 to 5.66% in 2008.  The growth in our average earning assets was consistent with our strategic plan to increase the overall earning asset base.  The decrease in our interest expense and cost of funding was principally due to a decrease in the general level of interest rates throughout 2008 as the national economy slid into recession.  In spite of decreasing the interest rates paid on deposits and borrowings and significantly increasing average loans outstanding, our tax-equivalent net interest margin declined between 2007 and 2008.  During 2008, our tax-equivalent net interest margin was 3.46%.  This compares to 3.62% in 2007, a 16 basis point decrease between comparable years.

The yield on our earning assets decreased 59 basis points between comparable periods, from 6.25% in 2007 to 5.66% in 2008.  Between September 2007 and December 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 500 basis points, from 5.25% to 0.25%, due to a rapidly slowing national economy.  This, in turn, caused a decrease in the national prime lending rate, an interest rate to which a significant portion of our loan portfolio is indexed.  These actions, along with decreases in other short-term interest rates, reduced the yield on all categories of our earning assets between comparable periods, including federal funds sold, interest bearing deposits (at other banks), investment securities and loans.  Our strategy to grow the earning assets, with a special emphasis on loans, our highest yielding portfolio, counteracted the precipitous drop in earning assets yields.

We recorded $32.806 million of interest income on loans during 2008, as compared to $32.172 million in 2007, a $634 thousand or 2.0% increase despite a 100 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $499.163 million in 2008, as compared to $424.954 million 2007, a $74.209 million or 17.5% increase, while loan yields decreased from 7.57% in 2007 to 6.57% in 2008.  During 2008, we hired several experienced commercial lenders to staff our Cicero, New York loan production office and continued to originate new loans in our core markets and the Capital District, which resulted in substantial loan portfolio growth, particularly in the second half of 2008.

Similarly, we recorded an increase in interest income on investment securities despite a drop in interest rates during 2008.  The substantial majority of our investment securities are fixed-rate instruments.  Although market interest rates dropped significantly throughout 2008, we only recorded a 2 basis point decrease in yield on our investment securities portfolio, while increasing the average outstanding balance from $286.160 million in 2007 to $296.988 million in 2008.  Interest income on the investment securities portfolio increased $410 thousand or 3.3%, from $12.592 million in 2007 to $13.002 million in 2008 due to the combination of these factors.

On a combined basis, we recorded $584 thousand in interest income on federal funds sold and interest-bearing deposits (at other banks) during 2008.  This compares to $1.266 million in interest income during 2007.  The decrease in interest income on federal funds sold and interest-bearing deposits (at other banks) between comparable years was principally due to a precipitous drop in market interest rates during 2008.

We recorded $19.958 million in total interest expense during 2008, as compared to $21.474 million during 2007, a $1.516 million or 7.1% decrease between the periods.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities.  Between periods, however, the average outstanding balance in savings accounts, the least expensive category of interest-bearing deposits, decreased, while the average outstanding balances in time accounts and money market accounts, our more expensive categories of interest-bearing deposits, increased.  This change in the composition of interest-bearing deposits reduced the potential cost savings of our deposit rate actions between the periods.

43-K

Index

Between comparable years, the average rate paid on savings accounts decreased from 0.61% in 2007 to 0.42% in 2008.  In addition, due to the low rate of interest offered on savings accounts, the average outstanding balance in savings accounts declined from $76.815 million during 2007 to $69.557 million during 2008, a $7.258 million or 9.4% decrease.  Correspondingly, interest expense on savings accounts decreased from $467 thousand in 2007 to $291 thousand in 2008.

The average outstanding balances in NOW accounts, money market accounts, and time and other deposit accounts all increased between 2007 and 2008.  On a combined basis, the average outstanding balances in these interest-bearing deposit categories increased $76.467 million or 15.5% despite declining interest rates.

The average rate paid on money market accounts decreased from 3.81% during 2007 to 2.06% during 2008, but average outstanding balances increased from $98.213 million to $135.770 million between these same periods.  We recorded interest expense on money market accounts of $2.802 million during 2008 versus $3.741 million during 2007, a $939 thousand or 25.1% decrease between periods.  The increase in money market balances was principally due to growth in municipal customer deposits and significant growth in our Wealth Management deposit account.

Similarly, the average rate paid on time and other deposit accounts decreased from 4.32% during 2007 to 3.78% during 2008, but average outstanding balances increased from $318.692 million to $347.238 million between these same periods.  We recorded interest expense on time and other deposit accounts of $13.126 million during 2008 versus $13.756 million during 2007, a $630 thousand or 4.6% decrease between periods.  As market interest rates declined throughout 2008 our maturing certificates of deposit were renewed or replaced by new certificates at lower rates of interest.  The increase in the average outstanding balance of time and other deposit accounts was principally due to an increase in certificates of deposit (over $100,000) held by municipal depositors.

Between 2007 and 2008, the average outstanding balance of NOW accounts increased by $10.364 million or 13.4%, but the average interest rate paid decreased by only 13 basis points, from 1.29% during 2007 to 1.16% during 2008.  As a result of these changes, interest expense on NOW accounts increased from $996 thousand in 2007 to $1.021 million in 2008, a $25 thousand or 2.5% increase between comparable periods.  The increase in average outstanding balances between the periods was principally due to an increase in municipal deposits, which was consistent with our strategy to secure more deposits from this customer segment.

Interest on borrowings increased from $2.514 million during 2007 to $2.718 million during 2008, a $204 thousand or 8.1% increase.  Although the average rate paid for borrowings decreased 18 basis points, from 3.98% to 3.80%, between comparable periods, interest expense increased due to an increase in the average outstanding balance in borrowings.  To fund long-term fixed-rate residential and commercial real estate loans, we borrowed long term funds at the FHLBNY between periods, resulting in an $8.411 million net increase in average outstanding borrowings between comparable periods, from $63.146 million in 2007 to $71.557 million in 2008.

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

44-K

Index

Rate and Volume Table:

	Year Ended December 31,
	2008 vs. 2007
	Rate	Volume	Total

Earning assets:
Federal funds sold	$(444)	$(117)	$(561)
Interest-bearing deposits	(134)	13	(121)
Securities	(65)	475	410
Loans	(4,649)	5,283	634
Total earning assets	(5,292)	5,654	362

Interest bearing liabilities:
Savings accounts	(135)	(41)	(176)
Money market accounts	(2,069)	1,130	(939)
NOW accounts	(104)	129	25
Time & other deposit accounts	(1,762)	1,132	(630)
Borrowings	(119)	323	204
Total interest bearing liabilities	(4,189)	2,673	(1,516)

Change in net interest income	$(1,103)	$2,981	$1,878

Rate and Volume Analysis:  The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income increased $1.878 million between 2007 and 2008.  Between the periods, we recorded a $362 thousand increase in interest income and a $1.516 million decrease in interest expense.  The increase in interest income between 2007 and 2008 was principally driven by a significant increase in the average loan balances outstanding, offset, in part, by a decrease in the yield on all categories of earning assets.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume in all categories of interest-bearing liabilities except savings accounts.

Between 2007 and 2008 there was a significant drop in the federal funds rate and other market interest rates.  This helped drive a significant reduction in both our earning asset yields and interest-bearing liability costs, resulting in a $1.103 million decrease in net interest income due to rate factors.  Conversely, our strategy to increase the Company’s size drove increases in both interest income and interest expense, resulting in a $2.981 million increase in net interest income due to volume factors.  More specifically, total interest income increased $362 thousand between 2007 and 2008 due to a significant increase in the volume of earning assets, offset, in part, by a decrease in the average yield on earning assets.  Between 2007 and 2008 the volume of earning assets increased $82.711 million, which contributed $5.654 million of additional interest income.  Between the same periods, the interest income generated on earning assets decreased $5.292 million due to rate factors.

Throughout 2008 and 2007, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we increased the average outstanding balances in our loan portfolio from $424.954 million during 2007 to $499.163 during 2008.  The growth in the loan portfolio contributed $5.283 million of additional interest income between comparable periods.  This improvement, however, was offset by a $4.649 million decrease in interest income due to a decrease in the average yield on loans between comparable periods as market interest rates dropped.  Due to these two factors, the interest income recorded on loans increased $634 thousand between 2007 and 2008.

We recorded a $561 thousand decrease in interest income on federal funds sold between 2007 and 2008, due to both rate factors and volume factors.  Throughout the first three quarters of 2007, the Federal Open Market Committee set the target federal funds rate at 5.25%.  This was followed by ten separate reductions in the target federal funds rate leaving the target rate at 0.00% to 0.25% at December 31, 2008.  These actions resulted in an a 262 basis point decrease in the average yield on federal funds sold between 2007 and 2008, or a $444 thousand decrease in interest income due to

45-K

Index

changes in rate.  In addition the average volume of federal funds sold decreased from $19.026 million in 2007 to $16.399 million in 2008, causing a $117 thousand decrease in interest income due to volume.

The interest income recorded on the investment securities portfolio increased $410 thousand between 2007 and 2008.  We recorded $475 thousand of additional interest income due to volume factors, offset, in part, by a $65 thousand decrease in interest income due to rate factors.  As we increased deposit liabilities and borrowings between comparable periods, we invested a portion of these funds in investment securities.  These actions reduced slightly the yield on the investment securities portfolio decreased slightly from 4.40% in 2007 to 4.38% in 2008.

The average outstanding balances in our interest-bearing deposits at other banks increased from $6.676 million in  2007 to $6.977 million in  2008.  Due to a decrease in short-term interest rates between periods, the average yield on this portfolio declined from 4.70% in 2007 to 2.77% in  2008.  These factors resulted in a $121 thousand decrease in interest income on this portfolio between the periods.  A $134 thousand decrease in interest income due to a decrease in rate of the portfolio was offset, in part, by a $13 thousand increase in interest income due to volume.

We recorded $13.126 million in interest expense on time and other accounts during 2008 as compared to $13.756 million during 2007, a $630 thousand or 4.6% decrease in interest expense between periods.  Due primarily to an increase in municipal customer certificates of deposit, the average outstanding balances in time and other deposit accounts increased $28.546 million between 2007 and 2008.  This increase in the volume of time and other deposit accounts increased interest expense by $1.132 million between comparable periods.  As short-term interest rates dropped in late 2007 and 2008, we lowered the interest rates offered on new and renewed certificates of deposit.  These factors decreased interest expense on time and other deposit accounts by $1.762 million between 2007 and 2008.

Interest expense on money market deposit accounts decreased $939 thousand between 2007 and 2008.  As short-term interest rates trended downward between June 2007 and December 2008, we lowered the interest rate paid on money market deposit accounts.  Although this decreased interest expense on money market deposit accounts by $2.069 million between 2007 and 2008, the decrease was offset, in part, by a $1.130 million increase in interest expense on money market deposit accounts due to volume.

During 2008 we decreased the interest rates paid on our statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a decrease in the average outstanding balances.  These factors resulted in a $176 thousand decrease in interest expense between 2007 and 2008, $135 thousand due to rate and $41 thousand due to volume.

Between 2007 and 2008, the average outstanding balances in NOW accounts increased $10.364 million or 13.4%.  This growth in the volume of the portfolio increased interest expense $129 thousand between comparable years.  However, due to a 13 basis point decrease in the average rate paid on these deposits between 2007 and 2008,  interest expense on NOW accounts decreased $104 thousand due to rate.  The increase in interest expense due to these factors totaled $25 thousand between comparable periods.

Between the second quarter of 2007 and the third quarter of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The rates of interest on these new long-term borrowings were generally slightly less than the rates of interest on maturing long-term borrowings, which dropped our average cost on borrowings from 3.98% in 2007 to 3.80% in 2008.  Interest expense on borrowings, however, increased $204 thousand between comparable years due to an increase in the average volume of borrowings outstanding.  More specifically, between 2007 and 2008, an increase in the average volume of borrowings increased interest expense $323 thousand, while the decrease in the average rate paid on borrowings decreased interest expense $119 thousand.

Provision for Loan Losses.  During 2008, we recorded $1.530 million in the provision for loan losses.  This represents a $630 thousand or 70.0% increase over the $900 thousand we recorded in the provision for loan losses during 2007.  The increase in the provision for loan losses between comparable years was principally due to a modest deterioration in most of our credit quality metrics and significant growth in loans outstanding between the periods.  The amount of net charge offs, delinquent loans, non-performing loans, impaired loans and potential problem loans increased between December 31, 2007 and December 31, 2008; while the allowance for impaired loans and non-performing loans to period loans decreased.  We recorded $943 thousand in net charge-offs during 2008 versus $603 thousand in net charge-offs in 2007.  Net charge-offs to average loans outstanding totaled 0.19% in 2008, as compared to 0.14% in 2007, a 5 basis point increase.  Loans 30 to 89 days delinquent increased from $3.917 million or 0.88% of total loans outstanding at December 31, 2007 to $6.095 million or 1.04% of total loans outstanding at December 31, 2008.  Non-performing loans totaled $7.211 million or 1.24% of total loans outstanding at December 31, 2008, as compared to $6.136 million or 1.38% of total loans outstanding at December 31, 2007.  This represents a $1.075 million increase in non-performing loans and 14 basis point decrease in non-performing loans to total loans outstanding between the periods.  Although total impaired loans increased from $5.701 million at December 31, 2007 to $8.620 million at December 31, 2008, the allowance for impaired

46-K

Index

loans decreased from $1.382 million at December 31, 2007 to $1.160 million at December 31, 2008.  Lastly, potential problem loans increased from $6.325 million or 1.42% of loans outstanding at December 31, 2007 to $11.599 million or 1.99% of loans outstanding at December 31, 2008.

Due to declining national economic conditions and the continued growth in total loans outstanding, management anticipates recording a significant increase in the provision for loan losses during the first and second quarters of 2009 as compared to the comparable quarters in 2008.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment security gains, net gain on sale of loans, income and gains on bank-owned life insurance, other service fees, gain on sale of insurance subsidiary and other income.  Non-interest income decreased between 2007 and 2008.  In particular, total non-interest income decreased from $7.036 million in 2007 to $6.309 million in 2008, a $727 thousand or 10.3% decrease.  The decrease in non-interest income between comparable periods was significantly influenced by four distinct events that in total were responsible for an $801 thousand decrease in non-interest income between comparable years, offset, in part, by a $74 thousand net increase in other categories of non-interest income.  First, during 2008 we recorded a $628 thousand gain on the sale of our membership interest in our former insurance agency subsidiary, Mang–Wilber LLC.  This positive contribution toward 2008 non-interest income was offset, in part, by a $230 thousand decrease in commission income due to cessation of insurance sales activities.  2007 was effected by the following three distinct events: (i) a $615 thousand (non-taxable) gain on life insurance coverage due to the unexpected death of a senior executive, (ii) $232 thousand in flood-recovery grant income in connection with certain flood-related impairment charges we incurred in 2006, and (iii) a $352 thousand deferred gain on the sale of our Norwich Town branch office building and related equipment to the landowner.

In addition to these four distinct events, we recorded a significant increase in service charges on deposit accounts and slight increases in trust service fees, other service fees and the cash surrender value of bank-owned life insurance.  These improvements were offset by significant decreases in commission income, net gain on sale of loans and other income.

During 2008 we recorded $2.148 million in service charges on deposit accounts.  This compares to $1.891 million during 2007, a $257 thousand or 13.6% increase.  The net increase in service charges on deposit accounts was primarily due to two factors: an increase in penalty charges on checking accounts and an increase in deposit service charges on business checking accounts.  During 2007 we began offering our courtesy overdraft service to an increased number of our checking account customers, which caused an increase in the product’s usage and increasing penalty charges on checking accounts.  Also, in the first quarter of 2008 we increased the monthly and per item fees across our business checking account product line.

The commission earned on the sale of insurance policies and products through our former insurance agency subsidiary, Mang-Wilber LLC, was recorded in commission income.  In the second quarter of 2008 we sold our membership interest in Mang-Wilber LLC and effectively exited the insurance sales line of business.  Consequently, we did not record any commission income during the second half of 2008, which was the primary reason commission income decreased $230 thousand between comparable years.  During 2008 we recorded $246 thousand of commission income, as compared to $476 thousand during 2007.

During the first quarter of 2007 we acquired Provantage Funding Corporation, a New York State licensed mortgage banker, to gain a foothold in the New York State Capital District market and provide additional residential mortgage options to our borrowers.  During the third quarter of 2008 we merged Provantage Funding Corporation into the Company’s principal subsidiary, Wilber National Bank, to improve the overall efficiency of our mortgage origination process.  We now operate Provantage Funding Corporation as a division of Wilber National Bank.  In the normal course of its business, our Provantage Home Loan division sells a portion of the loans it originates to third party financial institutions.  These mortgages are recorded in loans held for sale and sold to these third parties at a premium (less the costs to sell), which is recorded as a component of net gain on sale of loans.  During 2008 we recorded a $112 thousand net gain on the sale of these loans.  This compares to $196 thousand during the 2007.  Although total residential mortgage loan originations increased period over period, the net gain recorded on the sale of these loans decreased because we retained more of these loans  for our own loan portfolio during 2008.

Other income is comprised of numerous types of fee income including investment services income, lease income, safe deposit box income, gain on sale of fixed assets, title insurance agency income, and income from the rental of foreclosed real estate.  Other income decreased from $1.310 million 2007 to $606 thousand in 2008, a $704 thousand or 53.7% decrease between comparable periods.  During 2007 we recorded a $352 thousand gain on the sale of our Norwich Town branch facility (and related equipment) and $232 thousand in flood recovery grants.  On a comparative basis, these factors were responsible for $584 thousand or 83.0% of the $704 thousand net decrease in other income between

47-K

Index

comparable periods.  In addition to these items, between 2007 and 2008 we recorded a $45 thousand decrease in investment service fees due to weaker mutual fund and security sales and an $18 thousand decrease in rental income.

During 2008 we recorded net investment securities gains of $82 thousand, which included $428 thousand in net losses on trading securities.  The remaining sale of investment securities resulted in gain of $510 thousand.  By comparison, during 2007, we recorded net investment securities gains of $80 thousand, including $16 thousand in gains on the sale of investment securities and $64 thousand in net gains on trading securities.  Our trading securities portfolio consists of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan.  Gains recorded on trading securities are offset by equal amounts of salaries expense due because the executive deferred compensation plan is not a funded plan.  Similarly, losses recorded on trading securities are offset by equal amounts of decreases in salaries expense.

During 2008 we recorded a $617 thousand increase in the cash surrender value of bank-owned life insurance.  This compares to a $606 thousand increase during 2007, an $11 thousand or 1.8% increase.  Although the net crediting rates on our bank-owned life insurance policies decreased between periods, we recorded a larger increase in the cash surrender value during 2008 as compared to 2007, due to an increase in the principal amount invested in the policies between periods.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, commissions on residential mortgages, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees, and other miscellaneous service charges and fees.  Other service fees increased $2 thousand or 0.9% between 2007 and 2008.  During 2008 we recorded a $19 thousand decrease in commissions on residential mortgages.  Through the first quarter of 2007, we originated residential mortgages as an agent for a large regional bank based in the Southeast.  In the first quarter of 2007, we acquired Provantage Funding Corporation and terminated our agency relationship with the large regional bank.  Accordingly, during 2008 we did not record any revenue from this line of business compared to $19 thousand in 2007.  This decrease was offset by an increase in other miscellaneous service fees and letter of credit fees during 2008.

During 2008 we recorded $1.647 million in trust service fees.  This compares to $1.641 million during 2007, a $6 thousand or 0.4% increase between the periods.  During 2008 we recorded $182 thousand in executor fees, as compared to $121 thousand in executor fees in 2007, a $61 thousand increase.  This improvement was offset by a $52 thousand decrease in account termination fees between the periods.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, and other miscellaneous expenses.  Total non-interest expense increased $2.867 million or 13.7% on a comparable period basis, from $20.857 million during 2007 to $23.724 million during 2008.  The substantial increase in total non-interest expense between comparable periods was principally due to various market expansion, product enhancement, and bank operating system enhancements.

Salaries expense increased $1.458 million or 14.8% between comparable periods, from $9.823 million in 2007 to $11.281 million during 2008.  New staff salaries and increases in the base salaries of existing staff, overtime, incentive, and commission pay totaling $1.906 million was offset, in part, by a $448 thousand decrease in executive deferred compensation expense between the periods.  In the first quarter of 2008 we hired eight banking professionals from the Syracuse, New York marketplace to staff our Cicero, New York (Onondaga County) loan representative office, and in the second quarter of 2008 we opened a full-service branch office in Halfmoon, New York (Saratoga County).  In addition, during the first quarter of 2007 we acquired Provantage Funding Corporation and began recording additional salaries expense relating to their staff.  Finally, throughout 2007 and 2008 we hired additional sales and operations staff and provided merit pay raises to existing staff.

We recorded employee benefits expense of $2.449 million during 2008, as compared to $2.672 million during 2007, a $223 thousand or 8.3% decrease.  This net decrease was caused by increases in some components of employee benefits expense and decreases in others.  Between comparable periods, we recorded a $234 thousand decrease in our defined benefit retirement plan cost, a $48 thousand decrease in our 401(k) plan expense, an $11 thousand decrease in workers compensation insurance expense, a $16 thousand decrease in other benefits expense and a $5 thousand decrease in group health insurance expense.  These decreases were offset, in part, by an $84 thousand increase in FICA expense, a $32 thousand increase in group life insurance, a $10 thousand increase in group disability insurance, a $12 thousand increase in unemployment insurance and a $2 thousand increase in employee education expense.

48-K

Index

During 2008 we recorded a $393 thousand benefit on the Company’s defined benefit retirement plan.  This compares to a $159 thousand benefit during 2007.  Our defined benefit plan was frozen in 2006, and the plan assets performed well for several years preceding 2008, resulting in the recording of a net benefit in 2008 and 2007.

During 2008 the investment securities held by the pension plan generated significant losses due principally to the global economic crises and related financial market performance.  In addition, the plan liability increased between the 2007 and 2008 plan measurement dates due to a decrease in the discount rate on plan liabilities.  These factors will require us to record a $469 thousand expense in pension expense during 2009.  This compares to a $392 thousand benefit recorded in 2008 or and $861 thousand increase in expense.

Due to weaker Company earnings in 2008, a bonus contribution was not awarded to the Company’s 401(k) plan participants resulting in a net decrease in plan expense between comparable periods

The increases in FICA expense, group life insurance, group disability insurance, unemployment insurance and employee education were generally due to an increase in the number of persons employed by us between December 31, 2007 and December 31, 2008.

On a combined basis, occupancy expense of Company premises and furniture and fixture expense increased $394 thousand or 14.6%, from $2.696 million in 2007 to $3.090 million in 2008.  During 2008 we began incurring lease expenses on two new facilities, namely our representative loan office in Cicero, New York (Onondaga County) and our full-service branch office facility in Halfmoon, New York (Saratoga County).  In addition, during 2007 we made various investments in our premises and equipment and assumed certain lease agreements in connection with the Provantage Funding Corporation acquisition.  The combination of these endeavors increased depreciation expense, equipment maintenance costs, building repairs, insurance costs, property taxes, and rents.

Computer service fees increased $672 thousand or 86.7% between 2007 and 2008, from $775 thousand during 2007 to $1.447 million during 2008.  In the first quarter of 2008 we transferred our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  We also converted our payroll system from proprietary software to a third party software provider.  On a combined basis, these two computer system changes were responsible for $642 thousand or 95.5% of the net increase in computer service fees period over period, $568 thousand due to the core system migration and $74 thousand due to the payroll system.

Advertising and marketing expenses increased $31 thousand or 5.0% between comparable periods, from $625 thousand during 2007 to $656 thousand during 2008.  To support our market expansion efforts into the Capital District of New York and the Greater Syracuse market, we engaged a professional public relations firm and purchased additional newspaper and other advertising media spots during 2008.

Professional fees decreased from $976 thousand in 2007 to $871 thousand in 2008, a $105 thousand or 10.8% decrease.  We recorded an $83 thousand decrease in audit expenses and a $30 thousand decrease in employee placement fees between periods.  These decreases were offset, in part, by an $8 thousand net increase in other miscellaneous legal and professional fees.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses, net losses on the disposal / impairment or sale of fixed assets and other real estate, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During 2008, other miscellaneous expenses increased $640 thousand or 19.5%, from $3.290 million during 2007 to $3.930 million during 2008.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

49-K

Index

Table of Other Miscellaneous Expenses:

	Year
Description of Other Miscellaneous Expense	2008	2007	Increase / (Decrease)
	dollars in thousands
Fidelity insurance	$109	$85	$24
FDIC assessment	99	76	23
Correspondent bank services	152	128	24
Accounts receivable financing servicing expense	81	131	(50)
Miscellaneous loan costs	71	51	20
Donations	112	144	(32)
Dues and memberships	123	75	48
Postage and shipping	328	278	50
Telephone and data communications	447	205	242
Travel and entertainment	264	217	47
Software amortization	249	180	69
Other losses	136	88	48
Deferred reserves for unfunded loan commitments	(2)	43	(45)
Minority interest for Mang-Wilber LLC insurance agency subsidiary	34	69	(35)
Loss on disposal / impairment or sale of fixed assets and other real estate	283	42	241
All other miscellaneous expense items, net	1,444	1,478	(66)
Total Other Miscellaneous Expense	$3,930	$3,290	$640

During 2008 we incurred $447 thousand in telephone and data communication expenses, as compared to $205 thousand in data and communication expenses during 2007.  The $242 thousand increase in data and communication expense was principally due to the installation of a state of the art data communication protocol for all of our branch offices during the first quarter of 2008.

During 2008 we recorded $283 thousand in losses on the impairment and sale of fixed assets, most of which was due to the abandonment of a plan to build a branch office.  Specifically, we abandoned the development of a branch office in Dewitt, New York (Onondaga County) and recorded a $178 thousand expense for site planning, architectural design, and engineering studies in the second quarter of 2008.  The remaining losses totaling $105 thousand were due to losses incurred on the sale of other real estate owned.  By comparison, during 2007 we recorded $42 thousand in losses on the disposal / impairment or sale of fixed assets and other real estate due principally to losses recorded on the sale of other real estate.

Due to the recent global financial crisis and the related losses incurred by the FDIC deposit insurance fund, we were recently advised that during 2009 there will be a substantial increase in the FDIC insurance premium rates charged to member banks.  Based on preliminary estimates, our FDIC related expense could increase between $200 thousand and $250 thousand per quarter, or $800 thousand to $1.000 million annually.  The FDIC also approved an interim rule in February 2009 that will institute a one-time special assessment of 20 cents per $100 of domestic deposits on the banking industry in order to quickly restore its Deposit Insurance Fund.  The FDIC’s Deposit Insurance Fund reserve ratio is required to be maintained at 1.15%.  Due to the high number of bank failures during 2008, the Deposit Insurance Fund’s reserve ratio stood at 0.40% at December 31, 2008.  The Company estimates that this one-time special assessment that was announced would result in approximately $1.500 million in additional non-interest expense during 2009.  Immediately following the FDIC’s special assessment announcement several comments were provided by member institutions and banking industry advocates, including the American Bankers Association, recommending that the FDIC consider alternative Deposit Insurance Fund funding options including an increase in the FDIC’s line of credit with the U.S. Department of Treasury.  The FDIC’s chair person followed with a public statement indicating the special assessment could be reduced to 10 basis points if an increase in the line of credit with the U.S. Treasury Department were granted.  In the event, the special assessment were reduced from 20 basis points to 10 basis points, we estimate that the Company would record approximately $750 thousand in additional non-interest expense during 2009.

50-K

Index

Income Taxes.  Income tax expense decreased from $2.128 million during 2007 to $1.673 million during 2008.  The decrease in income tax expense was primarily due to a decrease in income before tax.  Our effective tax rates for 2008 and 2007 were 21.6% and 22.3%, respectively.  In both periods, our effective tax rate was below statutory tax rates because approximately 38% of our pre-tax income was generated from non-taxable revenues including interest income on state and municipal investment securities, increases in the cash surrender value of bank-owned life insurance and  gains on life insurance coverage.  In addition, 60% of the dividends paid by our real estate investment trust subsidiary to its shareholders are deductible for New York State tax purposes.  This decreases our New York State effective tax rate to the alternative minimum tax rate of 3%.

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, we determined that at December 31, 2008 and 2007 the Bank was in a “1B” liquidity position.  Based on management’s internal rating system, a “1B” liquidity position means management can continue operating the Company in the normal course of business, but liquidity risk merits heightened attention.

51-K

Index

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	December 31,
Dollars in Thousands	2008	2007
Cash and Cash Equivalents	$44,421	$18,942
Available-for-Sale and Held-to-Maturity Investment Securities at Estimated Fair Value Less Securities Pledged for State and Municipal Deposits and Borrowings	$29,404	$101,253
Total Loan to Total Asset Ratio	63.1%	56.1%
FHLBNY Remaining Borrowing Capacity	$7,032	$14,294
Available Correspondent Bank Lines of Credit	$15,000	$15,000
Federal Reserve Bank Discount Window	$8,435	$10,882

Our overall liquidity position decreased between December 31, 2007 and December 31, 2008.  At December 31, 2008 we maintained $44.421 million in cash and cash equivalents, $29.404 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $30.467 million of readily available lines of credit at other banks to fund any anticipated or unanticipated growth in earning assets.  This compares to $18.942 million in cash and cash equivalents, $101.253 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $40.176 million of readily available lines of credit at other banks on December 31, 2007.  In aggregate, these potential funding sources provided $104.292 million of short- and long-term liquidity at December 31, 2008, as compared to $160.371 million at December 31, 2007, a $56.079 million decrease between periods.  The decrease in our liquidity is largely due to a significant increase in loans outstanding between periods.  Despite our significant loan growth between periods, our total loan to total asset ratios of 63.1% at December 31, 2008 and 56.1% at December 31, 2007 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and stand-by letters of credit increased significantly between December 31, 2007 and December 31, 2008.  Commitments to extend credit and stand-by letters of credit totaled $139.496 million at December 31, 2008 versus $97.543 million at December 31, 2007, a $41.953 million or 43.0% increase.  The increase between periods was principally due to increases in unused portions of commercial lines of credit and commitments to fund commercial construction loans.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter and therefore are not expected to materially impact our liquidity prospectively.

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

Although our internal liquidity measurement systems portend adequate amounts of liquidity and we generally rely on customer deposits to fund our operation, during the second half of 2008 one of our important funding sources, the FHLBNY, experienced a significant decrease in its ability to extend credit to its member banks.  The Federal Home Loan Bank system relies heavily on foreign creditors.  Due to the global financial crisis, these creditors have withdrawn significantly from the credit market, which has directly affected the FHLBNY’s ability to provide long-term advances (loans) to its member banks, including us.  Historically, we have relied on FHLBNY advances to fund select loans and investments.  Although we ultimately expect the FHLBNY to resume its credit and lending practices, this situation has negatively affected our ability to fund certain aspects of our operation, in particular long term fixed rate commercial and residential loans, at a reasonable cost.

F. Capital Resources and Dividends

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by our management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is

52-K

Index

to provide an adequate return to shareholders while maintaining a sufficient capital base to provide for future expansion and complying with all regulatory standards

Due to the significant growth in total assets during 2008, total shareholders’ equity to total assets decreased from 8.74% at December 31, 2007 to 7.29% at December 31, 2008.  Between December 31, 2007 and December 31, 2008, total shareholders’ equity decreased $1.940 million or 2.8%.  Total shareholders’ equity was $67.459 million at December 31, 2008 as compared to $69.399 million at December 31, 2007.  The net decrease in shareholders’ equity between periods was due to a few factors, some positive and some negative.  During 2008 we recorded net income of $5.816 million.  We also recorded a $2.886 million positive change in net unrealized loss on investment securities, net of tax, due to a general decrease in the level of interest rates, and a $60 thousand positive adjustment to retained earnings to recognize the effect of the change in the measurement date of our defined benefit pension plan.  These factors were offset by cash dividend payments totaling $3.991 million in 2008, a change in the funded status of our defined benefit plan, net of taxes, a change in the net unrealized loss on our split-dollar life insurance plan and the adoption of a new accounting standard.  During 2008, our pension plan recorded a significant decrease in the value of its plan assets due to weak capital markets performance, as well as a significant increase in the plan’s projected benefit obligation.  This change in the funded status of this plan required us to decrease shareholders equity by $5.047 million at the end of 2008.  Similarly, we revalued our split-dollar life insurance plan at December 31 2008 resulting in a $127 thousand decrease in shareholders’ equity.  And finally, in 2008 the FASB EITF issued new accounting guidance, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,”   that required us to record an estimated liability for our executive split-dollar life insurance benefit plan through retained earnings.  Accordingly, we recorded a $1.537 million decrease in retained earnings, due to the adoption of this standard.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at December 31, 2008 and December 31, 2007.  In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Company’s tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at December 31, 2008 were 10.26% and 11.46%, respectively.  This compares to 12.04% and 13.29%, respectively, at December 31, 2007.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At December 31, 2008, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $5.254 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

See PART II, Item 5 of this document, "Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuers Purchases of Equity Securities," for a recent history of the Company's cash dividend payments and stock sale and repurchase activities.

We applied to participate in the Treasury’s CPP on November 7, 2008.  Participation in the CPP required the Company to authorize and issue preferred stock to the Treasury.  On December 11, 2008, the Treasury notified the Company that its application to participate in the CPP had been preliminarily approved for $12 million, or approximately 2% of the Company’s risk-weighted assets.  At a special meeting held on February 27, 2009, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation authorizing the issuance of up to 100,000 shares of preferred stock.  Although the amendment to the certificate of incorporation permits our Board of Directors to issue preferred stock to the Treasury under CPP, a final decision to do so has not yet been rendered.  Furthermore, the amendment to the certificate of incorporation permits our Board of Directors to issue preferred stock from time to time in the future for other purposes, and in other transactions, up to the total number of shares authorized by our restated certificate of incorporation.

53-K

Index

In the event the shares were issued as of December 31, 2008, the Company’s and the Bank’s resultant capital ratios would be as follows. For the purposes of this table, we assume the net proceeds obtained under the CPP program would be used to purchase Ginnie Mae mortgage backed securities, which carry a 0% risk weight under current regulatory standards.

	The Company	Subsidiary Bank
Total Capital to Risk-Weighted Assets	13.35%	13.28%

Tier 1 Capital to Average Assets	8.68%	8.63%

54-K

Index

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Wilber Corporaion:

We have audited the accompanying consolidated statements of condition of The Wilber Corporation and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, change in shareholders' equity and comprehensive income, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wilber Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Wilber Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 10, 2009

55-K

Index

The Wilber Corporation
Consolidated Statements of Condition

	December 31,	December 31,
in thousands except share and per share data	2008	2007
Assets
Cash and Due from Banks	$8,467	$11,378
Interest-Bearing Balances with Banks	35,475	519
Federal Funds Sold	479	7,045
Total Cash and Cash Equivalents	44,421	18,942
Securities
Trading, at Fair Value	1,155	1,430
Available-for-Sale, at Fair Value	216,744	237,274
Held-to-Maturity, Fair Value of $45,009 at December 31, 2008 and $51,743 at December 31, 2007	44,454	52,202

Other Investments	5,693	4,782

Loans Held for Sale	118	456
Loans	583,861	445,105
Allowance for Loan Losses	(7,564)	(6,977)
Loans, Net	576,297	438,128
Premises and Equipment, Net	6,482	6,312
Bank Owned Life Insurance	16,402	15,785
Goodwill	4,619	4,619
Intangible Assets, Net	107	394
Pension Asset	0	4,872
Other Assets	8,382	8,484
Total Assets	$924,874	$793,680

Liabilities and Shareholders’ Equity
Deposits:
Demand	$72,168	$71,145
Savings, NOW and Money Market Deposit Accounts	330,158	254,196
Certificates of Deposit (Over $100M)	149,332	111,949
Certificates of Deposit (Under $100M)	192,119	198,467
Other Deposits	22,096	21,737
Total Deposits	765,873	657,494
Short-Term Borrowings	21,428	15,786
Long-Term Borrowings	59,970	41,538
Pension Liability	869	0
Other Liabilities	9,275	9,463
Total Liabilities	857,415	724,281

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized, and 13,961,664 Shares Issued at December 31, 2008, and December 31, 2007	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	93,966	93,618
Accumulated Other Comprehensive Loss	(2,560)	(272)
Treasury Stock at Cost, 3,457,960 Shares at December 31, 2008 and December 31, 2007	(28,311)	(28,311)
Total Shareholders’ Equity	67,459	69,399
Total Liabilities and Shareholders’ Equity	$924,874	$793,680

See accompanying notes to Consolidated Financial Statements

56-K

Index

The Wilber Corporation
Consolidated Statements of Income

	Year Ended December 31,
in thousands except share and per share data	2008	2007
Interest and Dividend Income
Interest and Fees on Loans	$32,806	$32,172
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	10,396	9,654
State and Municipal Obligations	2,286	2,513
Other	320	425
Interest on Federal Funds Sold and Interest-Bearing Balances at Other Banks	584	1,266
Total Interest and Dividend Income	46,392	46,030

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	4,114	5,204
Certificates of Deposit (Over $100M)	4,653	4,761
Certificates of Deposit (Under $100M)	7,903	8,168
Other Deposits	570	827
Interest on Short-Term Borrowings	268	581
Interest on Long-Term Borrowings	2,450	1,933
Total Interest Expense	19,958	21,474
Net Interest Income	26,434	24,556
Provision for Loan Losses	1,530	900
Net Interest Income After Provision for Loan Losses	24,904	23,656

Non-Interest Income
Trust Fees	1,647	1,641
Service Charges on Deposit Accounts	2,148	1,891
Commission Income	246	476
Investment Security Gains, Net	82	80
Net Gain on Sale of Loans	112	196
Increase in Cash Surrender Value of Bank Owned Life Insurance	617	606
Gain on Life Insurance Coverage	0	615
Other Service Fees	223	221
Gain on Sale of Insurance Subsidiary	628	0
Other Income	606	1,310
Total Non-Interest Income	6,309	7,036

Non-Interest Expense
Salaries	11,281	9,823
Employee Benefits	2,449	2,672
Occupancy Expense of Company Premises	1,994	1,769
Furniture and Equipment Expense	1,096	927
Computer Service Fees	1,447	775
Advertising and Marketing	656	625
Professional Fees	871	976
Other Miscellaneous Expenses	3,930	3,290
Total Non-Interest Expense	23,724	20,857
Income Before Taxes	7,489	9,835
Income Taxes	(1,673)	(2,128)
Net Income	$5,816	$7,707

Weighted Average Shares Outstanding	10,503,704	10,544,768
Basic Earnings Per Share	$0.55	$0.73

See accompanying notes to Consolidated Financial Statements

57-K

Index

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2006	$140	$4,224	$89,921	$(3,247)	$(27,706)	$63,332
Comprehensive Income:
Net Income	-	-	7,707	-	-	7,707
Change in Net Unrealized Gain (Loss) on Securities, Net of Taxes	-	-	-	1,533	-	1,533
Change in the Funded Status of Defined Benefit Plan, Net of Taxes				1,442		1,442
Total Comprehensive Income						10,682
Cash Dividends ($.38 per share)	-	-	(4,010)	-	-	(4,010)
Purchase of Treasury Stock (65,478 shares)	-	-	-	-	(605)	(605)
Balance December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399
Comprehensive Income:
Net Income	-	-	$5,816	-	-	5,816
Change in Net Unrealized Gain (Loss) on Securities, Net of Taxes	-	-	-	2,886	-	2,886
Change in the Net Actuarial Loss of Defined Benefit Plan, Net of Taxes	-	-		(5,047)	-	(5,047)
Change in Net Actuarial Loss on Split-Dollar Life Insurance Plan	-	-	-	(127)	-	(127)
Total Comprehensive Income						3,528
Effect of Change in Measurement Date of Pension Plan	-	-	60	-	-	60
Adoption of EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements"	-	-	(1,537)	-	-	(1,537)
Cash Dividends ($.38 per share)	-	-	(3,991)	-	-	(3,991)
Balance December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$67,459

See accompanying notes to Consolidated Financial Statements.

58-K

Index

The Wilber Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
in thousands	2008	2007
Cash Flows from Operating Activities:
Net Income	$5,816	$7,707
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	1,530	900
Depreciation and Amortization	1,596	1,210
Net Amortization of Premiums and Accretion of Discounts on Investments	452	485
Net Loss (Gain) on Disposal of Fixed Assets	192	(374)
Gain on Life Insurance Coverage	0	(615)
Investment Security Gains, net	(510)	(16)
Deferred Income Tax Expense	831	215
Other Real Estate Losses	91	29
Increase in Cash Surrender Value of Bank Owned Life Insurance	(617)	(606)
Net (Increase) Decrease in Trading Securities	(153)	259
Net Losses (Gains) on Trading Securities	428	(64)
Gain on Sale of Insurance Agency Subsidiary	(628)	0
Net Gain on Sale of Mortgage Loans	(112)	(196)
Originations of Mortgage Loans Held for Sale	(6,179)	(10,479)
Proceeds from Sale of Mortgage Loans Held for Sale	6,629	10,219
Increase in Other Assets	(2,387)	(1,648)
(Decrease) Increase in Other Liabilities	(1,658)	308
Net Cash Provided by Operating Activities	5,321	7,334

Cash Flows from Investing Activities:
Net Cash Paid for Provantage Funding Corporation	0	(165)
Proceeds from Maturities of Held-to-Maturity Investment Securities	12,627	10,048
Proceeds from Maturities of Available-for-Sale Investment Securities	45,650	43,662
Proceeds from Sales and Calls of Available-for-Sale and Held-to-Maturity Investment Securities	32,632	6,119
Purchases of Held-to-Maturity Investment Securities	(5,305)	0
Purchases of Available-for-Sale Investment Securities	(52,561)	(55,943)
Net Increase in Other Investments	(911)	(182)
Cash Received from Death Benefit	0	1,544
Net Increase in Loans	(140,073)	(38,266)
Purchase of Premises and Equipment	(1,720)	(1,728)
Proceeds from Sale of Premises and Equipment	31	87
Proceeds from Sale of Insurance Agency Subsidiary	1,258	0
Proceeds from Sale of Other Real Estate	68	77
Net Cash Used by Investing Activities	(108,304)	(34,747)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW, Money Market and Other Time Deposits	77,344	7,445
Net Increase in Certificates of Deposit	31,035	21,005
Net Increase (Decrease) in Short-Term Borrowings	5,642	(2,673)
Increase in Long-Term Borrowings	22,000	25,000
Repayment of Long-Term Borrowings	(3,568)	(25,666)
Purchase of Treasury Stock	0	(605)
Cash Dividends Paid	(3,991)	(4,010)
Net Cash Provided by Financing Activities	128,462	20,496
Net Increase (Decrease) in Cash and Cash Equivalents	25,479	(6,917)
Cash and Cash Equivalents at Beginning of Year	18,942	25,859
Cash and Cash Equivalents at End of Year	$44,421	$18,942

59-K

Index

The Wilber Corporation
Consolidated Statements of Cash Flows, Continued

	Year Ended December 31,
in thousands	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$19,781	$21,247
Income Taxes	2,025	2,210
Non-Cash Investing Activities:
Change in Unrealized Gain on Securities	4,707	2,514
Transfer of Loans to Other Real Estate	70	334
Fair Value of Assets Acquired	0	504
Carrying Value of Net Assets Disposed of	630	0
Goodwill and Identifiable Intangible Assets Recognized in Purchase Combination	0	105
Fair Value of Liabilities Assumed	0	444

See accompanying notes to Consolidated Financial Statements

60-K

Index

Note 1. Summary of Significant Accounting Policies

The Wilber Corporation (“the Parent Company”) operates 23 branches serving Otsego, Delaware, Schoharie, Ulster, Chenango, Onondaga, Saratoga and Broome Counties through its wholly-owned subsidiary Wilber National Bank (“the Bank”), and also operates 2 loan production offices located in Otsego, and Saratoga Counties.  The Parent Company's primary source of revenue is interest earned on commercial, mortgage, and consumer loans to customers of the Bank who are predominately individuals and small and middle-market businesses.  Collectively, the Parent Company and the Bank are referred to herein as “the Company.”

The Consolidated Financial Statements of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The following is a summary of the more significant policies:

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

Fair Value Measurements — The Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), effective January 1, 2008.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under SFAS No. 157, fair value measurements are not adjusted for transaction costs.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management's best estimate will be used.  Management's best estimate consists of both

61-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

internal and external support on certain level 3 investments.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Simultaneously with the adoption of SFAS No. 157, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), effective January 1, 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities, and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  As of December 31, 2008, the Company has not elected the fair value option for any eligible items.

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

Securities — The Company classifies its investment securities at date of purchase as either held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those which the Company has the intent and ability to hold to maturity, and are reported at amortized cost.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in shareholders' equity as a component of accumulated other comprehensive income (loss), net of the applicable income tax effect.  Trading securities are reported at fair value, with unrealized gains and losses reflected in the income statement.

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

Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful.  Loans are transferred to non-accrual status generally when principal or interest payments become 90 days delinquent unless the loan is well secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan is transferred to non-accrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period.  Interest accrued in a prior period and not collected is charged off against the allowance for loan losses.

If ultimate repayment of a non-accrual loan is expected, any payments received are applied in accordance with contractual terms.  If ultimate repayment of principal is not expected, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected.  Non-accrual loans are returned to accrual status when
62-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.  The previously applied cash interest payments to principal are recognized over the remaining maturity of the loan.  When in the opinion of management the collection of principal appears unlikely, the loan balance is charged off in total or in part.

Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring.

A loan is considered to be a troubled debt restructured loan (“TDR”) when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider.  Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.  TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from TDR status after a period of performance.

Allowance for Loan Losses — The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio.  The allowance is determined based upon numerous considerations including local economic conditions; the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics; a review of the value of collateral supporting the loans; comprehensive reviews of the loan portfolio by the external loan review function and management; as well as consideration of volume and trends of delinquencies, non-performing loans, and loan charge-offs.  As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

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

Other Real Estate Owned — Other real estate owned consists of both properties formerly pledged as collateral on loans that which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and properties acquired outside of foreclosure proceedings and pending final disposition.  Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan losses.  Expenses and subsequent adjustments to the fair value are treated as other operating expense.  Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Bank Premises and Equipment — Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets, which range from 15 to 40 years for buildings and from 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

Bank-Owned Life Insurance (“BOLI”) —BOLI is stated on the Company's consolidated statements of condition at its current cash surrender value.  Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statements of income.

63-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

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

Pension — The Company maintains a noncontributory, defined benefit pension plan that was frozen effective February 28, 2006.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan. The Company also maintains supplemental employee retirement plans covering certain executives.  Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.  The Company recognizes the over-funded or under-funded status of the defined benefit postretirement plan as an asset or liability on its balance sheet and recognizes changes in the funded status in comprehensive income in the year in which the change occurred.  Gains and losses, prior service costs or credits, and transition assets or obligations that had not yet been included in net periodic benefit cost are recognized as components of the ending balance of accumulated other comprehensive income, net of tax.

Split Dollar Life Insurance Plan — In 2008, the Company adopted EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4").  EITF 06-4 requires that the postretirement aspects of an endorsement-type split dollar life insurance arrangement be recognized as a liability by the employer.  The Company offers split-dollar life insurance benefits to 15 members of senior management.  The benefit obligation is re-evaluated annually and is recorded as a change to the Company’s liability with an offsetting amount recorded in other comprehensive income.  The cost of insurance is recognized through the income statement.

Treasury Stock — Treasury stock acquisitions are recorded at cost.  Subsequent sales of treasury stock are recorded on an average cost basis.  Gains on the sale of treasury stock are credited to additional paid-in-capital.  Losses on the sale of treasury stock are charged to additional paid-in-capital to the extent of previous gains, or otherwise charged to retained earnings.

Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Entities with complex capital structures must also present diluted EPS, which reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.  The Company does not have a complex capital structure and, accordingly, has presented only basic EPS.

Trust Department — Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition since such items are not assets of the Company.

Financial Instruments with Off-Balance Sheet Risk — The Bank is a party to other financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Comprehensive Income — For the Company, comprehensive income represents net income plus other comprehensive income (loss), which consists of three components: 1) the net change in unrealized gains or losses on securities available for sale, recorded net of income taxes, for the period; 2) the change in the net actuarial gain or loss of defined benefit plans, recorded net of tax, for the period and 3) the change in net actuarial gain or loss of split-dollar life insurance

64-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

benefits, for the period, and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale, the net change in the net actuarial gain or loss of defined benefit plans, and the  change in net actuarial loss of split-dollar life insurance benefits, all of which are net of tax.

Segment Reporting — The Company's operations are solely in the banking industry and include the provision of traditional commercial banking services.  The Company operates solely in the geographical region of central and upstate New York State.  The Company has identified separate operating segments; however, these segments do not meet the quantitative thresholds for separate disclosure.

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

65-K

Index

Note 2. Investment Securities

The amortized cost and fair value of investment securities are shown in the table below.  The trading securities are comprised of mutual funds and individual equity and debt securities held for the Company’s executive deferred compensation plan.

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
dollars in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$36,205	$582	$11	$36,776
Mortgage-Backed Securities	176,116	2,815	103	$178,828
Corporate Securities	1,047	0	35	$1,012
Other	128	0	0	$128
	$213,496	$3,397	$149	$216,744

Trading Portfolio	$1,391	$0	$236	$1,155

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$13,961	$194	$9	$14,146
Mortgage-Backed Securities	30,493	430	60	30,863
	$44,454	$624	$69	$45,009

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
dollars in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Treasuries	$5,997	$73	$0	$6,070
Obligations of U.S. Government Corporations and Agencies	7,997	18	0	8,015
Obligations of States and Political Subdivisions	48,861	215	358	48,718
Mortgage-Backed Securities	172,719	295	1,619	171,395
Corporate Securities	2,294	0	1	2,293
Other	866	0	83	783
	$238,734	$601	$2,061	$237,274

Trading Portfolio	$1,167	$263	$0	$1,430

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$17,874	$162	$18	$18,018
Mortgage-Backed Securities	34,328	8	611	33,725
	$52,202	$170	$629	$51,743

The following tables provide information on temporarily impaired securities:

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
dollars in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$1,625	$21	$0	$0	$1,625	$20
Mortgage-Backed Securities	32,052	106	1,976	57	34,028	163
Corporate Securities	1,012	35	0	0	1,012	35
	$34,689	$162	$1,976	$57	$36,665	$218

66-K

Index

Note 2. Investment Securities, Continued

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
dollars in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$1,861	$4	$24,336	$372	$26,197	$376
Mortgage-Backed Securities	47,042	260	101,020	1,970	148,062	2,230
Corporate Securities	0	0	2,293	1	2,293	1
Other	533	24	153	59	686	83
	$49,436	$288	$127,802	$2,402	$177,238	$2,690

The above unrealized losses are considered temporary based on the following:

Obligations of states and political subdivisions and corporate securities: The unrealized losses on these investments were caused by market interest rate increases since the time of purchase.  The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery, which may be to maturity, these investments are not considered other than temporarily impaired.

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by market interest rate differences between the time of purchase and the measurement date.  All of the contractual cash flows of these securities are issued or backed by various government agencies or government sponsored enterprises such as GNMA, FNMA, and FHLMC.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or to maturity, these investments are not considered other than temporarily impaired.

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

	December 31, 2008
	Amortized	Estimated
dollars in thousands	Cost	Fair Value
Available-for-Sale Securities
Due in One Year or Less	$5,778	$5,797
Due After One Year Through Five Years	39,687	40,035
Due After Five Years Through Ten Years	61,970	63,379
Due After Ten Years	105,933	107,405
	$213,368	$216,616

	December 31, 2008
	Amortized	Estimated
dollars in thousands	Cost	Fair Value
Held-to-Maturity Securities
Due in One Year or Less	$5,932	$6,058
Due After One Year Through Five Years	6,032	6,147
Due After Five Years Through Ten Years	19,961	20,351
Due After Ten Years	12,529	12,453
	$44,454	$45,009
67-K

Index

Note 2. Investment Securities, Continued

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale and held-to-maturity securities:

	Year Ended December 31,
dollars in thousands	2008	2007
Gross Gains	$565	$16
Gross Losses	55	0
Net Securities Gains	$510	$16

The proceeds from sales and calls of available-for sale and held-to-maturity investment securities were $32.632 million and $6.119 million for the years ended December 31, 2008 and 2007, respectively.

Federal Home Loan Bank of New York and Federal Reserve Bank stock of $3.860 million at December 31, 2008 and $2.949 million at December 31, 2007 is carried at cost as fair values are not readily determinable.  Both investments are classified in other investments on the Company’s consolidated statements of condition and are required for membership.  The Federal Home Loan Bank of New York common stock we own enables us to borrow funds under the Federal Home Loan Bank of New York advance program and qualify for membership.  Recent published reports indicate that certain member banks of the Federal Home Loan Bank system, which include eleven other regionally based Federal Home Loan Banks, may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of one of the banks in the Federal Home Loan Bank system, including the Federal Home Loan Bank of New York could be substantially diminished or reduced to zero.  Consequently, given that there is no market for our Federal Home Loan Bank of New York common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.  In addition, it is possible that the Federal Home Loan Bank of New York will discontinue or suspends its dividend payments to members in the event its regulatory capital levels diminish.  If either of these events occur, it may adversely affect our results of operations and financial condition.

At December 31, 2008, investment securities with an amortized cost of $228.751 million and an estimated fair value of $232.290 million were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

68-K

Index

Note 3. Loans

	December 31,
	2008	2007
Residential Real Estate	$171,061	$127,113
Commercial Real Estate	229,867	161,071
Commercial	99,397	83,622
Consumer	83,536	73,299
	$583,861	$445,105
Less: Allowance for Loan Losses	(7,564)	(6,977)
Net Loans	$576,297	$438,128

At December 31, 2008, $64.761 million in residential real estate loans were pledged as collateral for FHLBNY advances.

As of the dates presented below, the subsidiary bank had loans to directors and executive officers of the Company and its subsidiary, or company in which they have ownership. Such loans are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectability or present other unfavorable features.  Loan transactions with related parties are as follows:

	December 31,
dollars in thousands	2008	2007
Balance at Beginning of Year	$16,900	$14,892
Loan Payments	(6,073)	(2,705)
Decreases Due to Director and Executive Officer Attrition	0	(446)
New Loans and Advances	498	5,083
Increases Due to the Addition of Director and Executive Officers	0	76
Ending Balance	$11,325	$16,900

Included in the above December 31, 2008 balance  with related parties are two potential problem loans in the outstanding amount of $4.418 million  to a Director of the Company.  Payments on these loans are current.  These loans were not potential problem loans as of December 31, 2007.

There was significant disruption and volatility in the financial and capital markets during 2008.  Turmoil in the energy, housing, and mortgage markets adversely impacted both domestic and global markets and had significant negative impacts on the credit markets, financial institution liquidity and global economic activity.  These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption has been exacerbated by the continued decline of the real estate and housing market.  While we continue to adhere to prudent underwriting standards, in the event that there was a sharp downturn in the housing market in our central and upstate New York market areas, it could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have a negative impact on our earnings.  An increase in loan delinquencies could adversely impact our loan loss experience, causing increases in our provision and allowance for loan losses in future periods.

69-K

Index

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:

	Year Ended December 31,
dollars in thousands	2008	2007
Balance at Beginning of Year	$6,977	$6,680
Provision for Loan Losses	1,530	900
Recoveries Credited	443	563
Loans Charged Off	(1,386)	(1,166)
Ending Balance	$7,564	$6,977

The following provides information on impaired loans for the periods presented:

	As of and For the Year
	Ended December 31,
dollars in thousands	2008	2007
Impaired Loans	$8,620	$5,701
Allowance for Impaired Loans	1,160	1,382
Average Recorded Investment in Impaired Loans	7,327	4,858

At December 31, 2008, $5.120 million of the impaired loans had a specific reserve allocation of $1.160 million compared to $4.365 million of impaired loans at December 31, 2007 with a related reserve allocation of $1.382 million.

The Company recorded interest income related to impaired loans of $215 thousand and $0 for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth information with regard to non-performing loans:

	Year Ended December 31,
dollars in thousands	2008	2007
Loans in Non-Accrual Status	$5,845	$6,086
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	1,366	50
Total Non-Performing Loans	$7,211	$6,136

The Company did not record any interest income related to non-accrual loans for the years ended December 31, 2008 and 2007.  Had the loans in non-accrual status performed in accordance with their original terms, additional interest income of $450 thousand and $259 thousand would have been recorded for the years ended December 31, 2008 and 2007, respectively.

Note 5. Premises and Equipment

	December 31,
dollars in thousands	2008	2007
Land	$589	$1,001
Buildings	8,094	7,679
Furniture, Fixtures and Equipment	6,350	5,449
Construction in Progress	0	8
	$15,033	$14,137
Less: Accumulated Depreciation	(8,551)	(7,825)
	$6,482	$6,312

Depreciation expense was $930 thousand and $771 thousand for the years ended December 31, 2008 and 2007, respectively.

70-K

Index

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets are presented in the following table:

	December 31,
dollars in thousands	2008	2007
Goodwill	$4,619	$4,619

Core Deposit Intangible	$777	$777
Other Intangible Assets	0	354
Total Intangible Assets	$777	$1,131
Accumulated Amortization	(670)	(737)
Intangible Assets, Net	$107	$394

In June 2008, the Company sold its ownership interest in its former insurance agency subsidiary, Mang-Wilber LLC.  As a result of this sale, the Company recorded a $173 thousand net decrease in the customer list intangible asset associated with this company.

Amortization expense on intangible assets was $114 thousand for 2008 and $130 thousand for 2007.  The core deposit intangible is amortized over a weighted average period of approximately 5 years, while the customer list intangible asset was amortized over a 15-year period.

Estimated annual amortization expense of intangible assets, absent any impairment or change in estimated useful lives is summarized as follows for each of the next two years:

dollars in thousands
2009	$98
2010	8

The current global financial crisis has depressed stock market trading values, particularly those of financial institutions.  Should our common stock value trade consistently below our book value, we would re-evaluate the amount of goodwill through an impairment test.  If impairment is warranted, the amount would be recorded through the income statement as a reduction to current period earnings.

Note 7. Time Deposits

Contractual maturities of time deposits are as follows:

	December 31, 2008
dollars in thousands	Amount	%
2009	$272,487	79.80
2010	27,767	8.13
2011	13,146	3.85
2012	10,867	3.18
2013	17,065	5.00
Thereafter	119	0.04
	$341,451	100.00%

71-K

Index

Note 8. Borrowings

The following is a summary of borrowings:

	December 31,
dollars in thousands	2008	2007
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	$19,337	$14,189
Treasury Tax and Loan Notes	2,091	1,597
Total Short-Term Borrowings	$21,428	$15,786

Long-Term Borrowings:
Advances from Federal Home Loan Bank of New York
Bearing Interest at 5.56%, Due July 2008	0	113
Bearing Interest at 4.31%, Due November 2015	4,000	4,000
Bearing Interest at 5.03%, Due January 2009	56	384
Bearing Interest at 3.85%, Due January 2010	251	457
Bearing Interest at 3.12%, Due March 2011	1,252	1,762
Bearing Interest at 5.89% to 5.95%, Due July 2011	556	742
Bearing Interest at 5.30%, Due December 2011	733	946
Bearing Interest at 4.11%, Due January 2012	488	629
Bearing Interest at 4.42%, Due January 2015	668	760
Bearing Interest at 6.26%, Due July 2016	626	687
Bearing Interest at 5.77%, Due December 2016	1,287	1,408
Bearing Interest at 6.04%, Due January 2017	653	713
Bearing Interest at 6.46%, Due July 2021	385	404
Bearing Interest at 5.07%, Due January 2025	3,423	3,558
Bearing Interest at 4.97%, Due October 2014	2,168	2,475
Bearing Interest at 4.69%, Due March 2012, Callable March 2010	5,000	5,000
Bearing Interest at 4.34%, Due March 2012, Callable March 2009	5,000	5,000
Bearing Interest at 4.33%, Due April 2012, Callable January 2009	10,000	10,000
Bearing Interest at 4.45%, Due October 2012, Callable October 2010	2,500	2,500
Bearing Interest at 4.12%, Due May 2018, Callable May 2013	3,500	0
Bearing Interest at 3.85%, Due January 2015	3,578	0
Bearing Interest at 3.91%, Due April 2015	4,686	0
Bearing Interest at 4.80%, Due May 2015	3,419	0
Bearing Interest at 4.17%, Due July 2013	2,819	0
Bearing Interest at 4.94%, Due July 2018	2,922	0
Total Long-Term Borrowings	$59,970	$41,538

Borrowings from the Federal Home Loan Bank of New York ("FHLBNY") are collateralized by mortgage loans, or mortgage-backed securities.  At December 31, 2008, $16.000 million of the long-term borrowings were collateralized by securities with an amortized cost and estimated fair value of $26.103 million and $26.298 million, respectively.  The remaining long term borrowings totaling $43.970 million are collateralized by the Company's mortgage loans.  At December 31, 2008, the Bank had a line of credit of $85.167 million with the FHLBNY.  However, based on outstanding borrowings at FHLBNY, the total potential borrowing capacity on this line is reduced to $7.032 million at December 31, 2008.

At December 31, 2007, $12.500 million of the long-term borrowings were collateralized by securities with an amortized cost and estimated fair value of $28.411 million and $28.158 million, respectively.  The remaining long-term borrowings totaling $29.038 million are collateralized by the Company's mortgage loans.  At December 31, 2007, the Bank had a line of credit of $76.234 million with the FHLBNY.  However, based on outstanding borrowings at FHLBNY, the total potential borrowing capacity on this line was $14.294 million at December 31, 2007.

72-K

Index

Note 8. Borrowings, Continued

Information related to short-term borrowings is as follows:

	As of and For the Year Ended December 31,
dollars in thousands	2008	2007
Outstanding Balance at End of Period	$21,428	$15,786
Average Interest Rate at End of Period	1.18%	3.12%
Maximum Outstanding at any Month-End	30,508	24,036
Average Amount Outstanding during Period	19,383	19,426
Average Interest Rate during Period	1.50%	3.13%

Average amounts outstanding and average interest rates are computed using weighted daily averages.

Securities sold under agreements to repurchase included in short-term borrowings represent the purchase of interests in government securities by the Bank’s customers or other third parties, which are repurchased by the Bank on the following business day or at stated maturity.  The underlying securities are held in a third party custodian account and are under the Company’s control.  The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $30.149 million and $30.700 million, respectively, at December 31, 2008.  The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $31.487 million and $31.175 million, respectively, at December 31, 2007. These amounts are included in the total of investment securities pledged disclosed in Note 2.

73-K

Index

Note 9. Income Taxes

Income tax expense attributable to income before taxes is comprised of the following:

Current:	Year Ended December 31,
dollars in thousands	2008	2007
Federal	$717	$1,673
State	125	240
Total Current	842	1,913
Deferred:
Federal	635	169
State	196	46
Total Deferred	831	215
Total Income Tax Expense	$1,673	$2,128

The components of deferred income taxes, which are included in the consolidated statements of condition, are:

	Year Ended December 31,
dollars in thousands	2008	2007
Assets:
Allowance for Loan Losses	$2,823	$2,666
Deferred Compensation	1,063	1,303
Net Unrealized Loss on Securities Available-for-Sale	0	565
Pension Liability - SFAS No. 158	2,797	0
Tax Attribute Carryforwards	247	74
Other	265	251
	7,195	4,859
Liabilities:
Securities Discount Accretion	373	351
Defined Benefit Pension Plan	2,457	1,493
Equity Investment	520	420
Goodwill Amortization	518	423
Pension Asset - SFAS No. 158	0	388
Net Unrealized Gain on Securities Available-for-Sale	1,256	0
Other	0	246
	5,124	3,321
Net Deferred Tax Assets at End of Year	2,071	1,538
Net Deferred Tax Assets at Beginning of Year	1,538	3,583
(Increase) Decrease in Net Deferred Tax Asset	(533)	2,045
Prior Year Decrease in Net Adjustment to Accumulated Other Comprehensive Income	(177)	(2,072)
Current Year Decrease in Net Adjustment to Accumulated Other Comprehensive Income	1,541	177
Purchase Accounting Adjustments, Net	0	65
Deferred Tax Expense	$831	$215

74-K

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

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007
Statutory Federal Income Tax Rate	34.0%	34.0%
Variances from Statutory Rate:
State Income Tax, Net of Federal Tax Benefit	2.8	1.9
Tax Exempt Income	(15.2)	(14.8)
Other	0.7	0.5
Effective Tax Rate	22.3%	21.6%

The balance of the Company's unrecognized tax benefit was $0 at both December 31, 2008 and December 31, 2007.

The Company is currently open to audit by the Internal Revenue Service for the years ending December 31, 2005 through 2008 and by New York State for the year ending December 31, 2008.

75-K

Index

Note. 10. Employee Benefit Plans

Effective February 28, 2006, the Company's defined benefit pension plan was frozen.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  The plan covers employees who had attained the age of 21 and completed one year of service prior to the plan being frozen.  Although the plan is frozen, the Company maintains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. The Company elected to make a contribution in the amount of $2.000 million in 2008.  Plan assets consist primarily of marketable fixed income securities and common stocks.  Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The following table sets forth the changes in the plan’s projected benefit obligation and plan assets and the plan’s funded status and amounts recognized in the consolidated statements of condition based on a December 31 measurement date.  Prior to December 31, 2008, the measurement date for plan assets and the benefit obligation was as of September 30.  For the year ended December 31, 2008, the Company recorded transition costs through a $60 thousand, net of tax, adjustment to Retained Earnings for the fourth quarter of 2007 in accordance with the new measurement date of December 31.  As such, for the year ended December 31, 2008, the change in the plan's projected benefit obligation and plan assets in the following table represent the fifteen month period beginning October 1, 2007 and ending December 31, 2008.

dollars in thousands	2008	2007
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$14,914	$15,710
Service Cost	193	135
Interest Cost	1,134	901
Actuarial Loss (Gain) and Expected Expenses	1,076	(1,010)
Benefits Paid	(1,112)	(822)
Projected Benefit Obligation at End of Year	$16,205	$14,914

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$19,786	$18,068
Actual (Loss) Gain on Plan Assets and Actual Expenses	(5,338)	2,540
Employer Contribution	2,000	0
Benefits Paid	(1,112)	(822)
Fair Value of Plan Assets at End of Year	$15,336	$19,786

Funded Status at End of Year	$(869)	$4,872

Amounts recognized in accumulated other comprehensive income, pretax, consist of the following at December 31.

dollars in thousands	2008	2007
Net (Loss) Gain	$(7,220)	$1,012

The underfunded amount totaling $869 thousand at December 31, 2008 was recognized as a liability (Pension Liability) in the consolidated statement of condition.  The funded amount totaling $4.872 million at December 31, 2007 was recognized as an asset (Pension Asset) in the consolidated statement of condition.

The following table presents a comparison of the accumulated benefit obligation and plan assets:

dollars in thousands	2008	2007
Projected Benefit Obligation	$16,205	$14,914
Accumulated Benefit Obligation	16,205	14,914
Fair Value of Plan Assets	15,336	19,786

76-K

Index

Note. 10. Employee Benefit Plans, Continued

Components of Net Periodic Benefit Cost are:

dollars in thousands	2008	2007
Service Cost	$154	$135
Interest Cost	907	901
Expected Return on Plan Assets	(1,454)	(1,325)
Net Amortization of prior service cost	0	130
	$(393)	$(159)

Amounts recognized in other comprehensive income, pretax, during 2008 and 2007 consist of the following:

dollars in thousands	2008	2007
Net actuarial Loss (Gain)	$8,232	$(2,226)
Net Amortization of Prior Service Cost	0	(130)
	$8,232	$(2,356)

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.  We expect that $475 thousand of net actuarial loss included in accumulated other comprehensive loss at December 31, 2008 will be recognized as components of net periodic benefit cost in 2009.

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of:

	December 31,	September 30,
	2008	2007
Discount Rate	6.10%	6.25%
Expected Return on Plan Assets	7.50%	7.50%
Rate of Compensation Increase	N/A	N/A

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the years ended December 31:

	2008	2007
Discount Rate	6.25%	5.80%
Expected Return on Plan Assets	7.50%	7.50%
Rate of Compensation Increase	N/A	N/A

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

dollars in thousands
2009	$889
2010	911
2011	951
2012	990
2013	1,054
2014-2018	5,868

77-K

Index

Note. 10. Employee Benefit Plans, Continued

The plan's weighted average asset allocations by asset category are as follows:

	Plan Assets at
	December 31,	September 30,
	2008	2007
Equity Securities	50.0%	58.0%
Debt Securities	43.0%	40.0%
Other	7.0%	2.0%
	100.0%	100.0%

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

The equity portfolio consists of international securities and a diversified range of securities in the U.S. equity markets.  The fixed income portfolio focuses the purchase and sale of futures and options on futures on foreign currencies and foreign and domestic bonds, bond indices and short-term securities.

Discount Rate

Annually, the Company establishes a discount rate to determine the value of the plan's benefit obligation.  The Company uses the Citigroup Pension Liability Spot Rate Index (“CPLSRI”) as a basis for determining the discount rate for the plan.  A weighted average CPLSRI is developed based on the anticipated benefit payments to arrive at the plan's discount rate.

Expected Long-Term Rate of Return

The expected long-term rate of return on the plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year.  In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment.  Average rates of return over the past 1, 3, 5, and 10 year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

Supplemental Retirement Income Agreement

In addition to the Company’s noncontributory defined benefit pension plan, there are two supplemental employee retirement plans for two former executives.  The amount of the liabilities recognized in the Company’s consolidated statements of condition associated with these plans was $989 thousand at December 31, 2008 and $1.013 million at December 31, 2007.  For the years ended December 31, 2008 and 2007, the Company recognized $73 thousand and $206 thousand, respectively, of expense related to those plans.  The discount rate used in determining the actuarial present values of the projected benefit obligations was 5.66% at December 31, 2008.

Split-Dollar Life Insurance Plan

In 2008, the Company adopted EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4").  EITF 06-4 requires that the postretirement aspects of an endorsement-type split dollar life insurance arrangement be recognized as a liability by the employer.  Under the Plan, the Company offers split-dollar life insurance benefits to fifteen members of senior management and in accordance with the adoption of EITF 06-4 the liability was $1.743 million  as of December 31, 2008 and the Company recorded a net benefit cost of $122 thousand for the year ended December 31, 2008.

78-K

Index

Note. 10. Employee Benefit Plans, Continued

The following table sets forth the components of Split-Dollar Life Insurance expense (benefit) as well as changes in the plan’s projected benefit obligation and plan assets and the plan’s funded status and amounts recognized in the consolidated statements of condition based on a December 31 measurement date.

dollars in thousands	2008
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,537
Service Cost	22
Interest Cost	100
Cost of Insurance Payments	(43)
Actuarial Loss	127
Projected Benefit Obligation at End of Year	$1,743

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$0
Employer Contribution	43
Cost of Insurance Payments	(43)
Fair Value of Plan Assets at End of Year	$0

Unfunded Status at End of Year	$(1,743)

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of:

	December 31,		January 1,
	2008		2008
Discount Rate	6.15%		6.58%
Expected Return on Plan Assets	N/A	%	N/A	%
Rate of Compensation Increase	N/A	%	N/A	%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the year ended December 31, 2008:

	2008
Discount Rate	6.58%
Expected Return on Plan Assets	N/A	%
Rate of Compensation Increase	N/A	%

79-K

Index

Note 11. Commitments and Contingencies

Financial instruments whose contract amounts represent credit risk consist of the following:

	December 31,
dollars in thousands	2008	2007
Commitments to Extend Credit	$126,717	$90,555
Commercial and Stand-by Letters of Credit	12,779	6,988

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

Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Commercial letters of credit are conditional commitments on the part of the Company to facilitate payment, for the account of a borrower, for goods and services in the ordinary course of business that become payable upon fulfillment of certain conditions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The estimated fair value of the Company’s stand-by letters of credit was $12 thousand and $16 thousand at December 31, 2008 and December 31, 2007, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit for commitments to extend credit and letters of credit is based upon management's credit evaluation of the counter party.  Collateral held varies but includes residential and commercial real estate.

Future payments under operating lease obligations as of December 31, 2008 are as follows:

dollars in thousands	Amount
2009	$354
2010	353
2011	337
2012	306
2013	158
Thereafter	996

In the ordinary course of business, there are various legal proceedings pending against the Company.  After consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial position.

80-K

Index

Note 12. Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at December 31, 2008, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).
	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	December 31,
dollars in thousands	Assets	Inputs	Inputs	2008
Trading Securities	$1,155	$0	$0	$1,155
Available-for-Sale Securities	0	216,744	0	216,744
Total	$1,155	$216,744	$0	$217,899

Price evaluations for our level 1 trading securities portfolio, consisting of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan, are obtained from national exchanges and active secondary markets.

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

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis.  In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), the Company had collateral-dependent impaired loans with a carrying value of approximately $6.664 million, which had specific reserves included in the allowance for loan and lease losses of $1.143 million at December 31, 2008.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral-dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral-dependent impaired loans are classified as Level 3.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Short-Term Financial Instruments

The fair value of certain financial instruments is estimated to approximate their carrying value because the remaining term to maturity of the financial instrument is less than 90 days or the financial instrument reprices in 90 days or less. Such financial instruments include cash and due from banks, Federal Funds sold, accrued interest receivable and accrued interest payable

The fair value of time deposits with other banks is estimated using discounted cash flow analysis based on the Company's current reinvestment rate for similar deposits.

81-K

Index

Note 12. Disclosures about Fair Value of Financial Instruments, Continued

Securities

The price evaluations for our available-for-sale securities are good faith opinions as to what a buyer in the marketplace would pay for a security (typically in an institutional round lot position) in a current sale.  The evaluation considers interest rate movements, new issue information, and other pertinent data.  Fair values for investments were based on quoted market prices, where available, as provided by third party vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology that employs the Securities Industry and Financial Markets Association standard calculations for cash flow and price/yield analysis, or live benchmark bond pricing, or terms/conditions data available from major pricing sources.  The fair value of other investments is estimated at their carrying value.

Loans

For certain homogenous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
dollars in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$44,421	$44,421	$18,942	$18,942
Securities	268,046	268,601	295,688	295,229
Loans Held for Sale	118	118	456	456
Loans	583,861	591,511	443,870	448,387
Allowance for Loan Losses	(7,564)	(7,564)	(6,977)	(6,977)
Net Loans	576,297	583,947	436,893	441,410
Accrued Interest Receivable	3,340	3,340	3,621	3,621
Financial Liabilities:
Demand	$72,168	$72,168	$71,145	$71,145
Savings, NOW and Money
Market Deposit Accounts	330,158	330,158	254,196	254,196
Certificates of Deposit	341,451	345,774	310,416	313,328
Other Deposits	22,096	22,096	21,737	21,737
Borrowings	81,398	83,269	57,324	57,702
Accrued Interest Payable	1,195	1,195	1,195	1,195

82-K

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

			For Capital
	Actual:		Adequacy Purposes:		Well Capitalized:
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital to Risk-Weighted Assets:
The Company	$72,928	11.46%	$50,892	8.00%	N/A	N/A
Subsidiary Bank	$72,465	11.39%	$50,888	8.00%	$63,609	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$65,293	10.26%	$25,446	4.00%	N/A	N/A
Subsidiary Bank	$64,830	10.19%	$25,444	4.00%	$38,166	6.00%
Tier 1 Capital to Average Assets:
The Company	$65,293	7.33%	$35,620	4.00%	N/A	N/A
Subsidiary Bank	$64,830	7.28%	$35,618	4.00%	$44,522	5.00%

As of December 31, 2007
Total Capital to Risk-Weighted Assets:
The Company	$71,320	13.29%	$42,937	8.00%	N/A	N/A
Subsidiary Bank	$68,837	12.84%	$42,874	8.00%	$53,593	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$64,607	12.04%	$21,469	4.00%	N/A	N/A
Subsidiary Bank	$62,134	11.59%	$21,437	4.00%	$32,156	6.00%
Tier 1 Capital to Average Assets:
The Company	$64,607	8.15%	$31,714	4.00%	N/A	N/A
Subsidiary Bank	$62,134	7.85%	$31,676	4.00%	$39,595	5.00%

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

83-K

Index

Note 14. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Year Ended December 31,
dollars in thousands	2008	2007
Unrealized Holding Gains Arising During the Period Net of Tax
(Pre-tax Amount of $5,210 and $2,530)	$3,194	$1,542
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($503) and ($16))	(308)	(9)
Net Actuarial Loss on Split-Dollar Life Insurance Benefits	(127)	0
Change in Net Actuarial (Loss) Gain of Defined Benefit Plan (Pre-tax Amount of ($8,232) and $2,356), Net of Amortization	(5,047)	1,442

Other Comprehensive (Loss) Income	$(2,288)	$2,975

Components of Accumulated Other Comprehensive Loss are:

	As of December 31,
dollars in thousands	2008	2007
Unrealized Gain (Loss) on Securities, net of tax	$1,991	$(895)
Net Actuarial Loss on Split-Dollar Life Insurance Benefits	(127)	0
Net Actuarial Pension (Loss) Gain, net of tax	(4,424)	623
Accumulated Other Comprehensive Loss	$(2,560)	$(272)

84-K

Index

Note 15. Parent Company Only Financial Statements

Presented below are the condensed statements of condition as of December 31, 2008 and 2007 and statements of income and cash flows for each of the years in the two-year period ended December 31, 2008 for the Parent Company.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Statements of Condition

	December 31,
dollars in thousands	2008	2007
Assets
Cash and Cash Equivalents	$95	$923
Securities Available for Sale, at Fair Value	50	737
Investment in Subsidiary	66,995	67,659
Other Assets	1,422	1,435
Total Assets	$68,562	$70,754

Liabilities and Shareholders’ Equity
Total Liabilities	$1,103	$1,355
Shareholders’ Equity	67,459	69,399
Total Liabilities and Shareholders’ Equity	$68,562	$70,754

Condensed Statements of Income

	December 31,
dollars in thousands	2008	2007
Dividends from Subsidiary	$3,103	$6,356
Interest and Other Dividend Income	51	47
Net Gain on Sale of Securities	36	0
	3,190	6,403

Operating Expense	637	725

Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiary	2,553	5,678

Income Tax Benefit	(211)	(257)
Equity in Undistributed Income of Subsidiaries	3,052	1,772
Net Income	$5,816	$7,707

85-K

Index

Note 15. Parent Company Only Financial Statements, Continued

Condensed Statements of Cash Flows
	Year Ended December 31,
dollars in thousands	2008	2007
Cash Flows from Operating Activities:
Net Income	$5,816	$7,707
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Investment Security Gains, net	(36)	0
(Increase) Decrease in Other Assets	(261)	2
(Decrease) Increase in Other Liabilities	(9)	55
Equity in Undistributed Income of Subsidiaries	(3,052)	(1,772)
Net Cash Provided by Operating Activities	2,458	5,992
Cash Flows from Investing Activities:
Proceeds from Sales of Available-for-Sale Securities	805	60
Purchase of Available-for-Sale Securities	0	(57)
Payments for Investments in and Advances to Subsidiaries	(100)	(1,045)
Net Cash Provided by (Used by) Investing Activities	705	(1,042)
Cash Flows from Financing Activities:
Purchase of Treasury Stock	0	(605)
Cash Dividends	(3,991)	(4,010)
Net Cash Used in Financing Activities	(3,991)	(4,615)
Net (Decrease) Increase in Cash Equivalents	(828)	335
Cash and Cash Equivalents at Beginning of Year	923	588
Cash and Cash Equivalents at End of Year	$95	$923

Note 16. Federal Reserve Bank Requirement

The Company is required to maintain a clearing balance with the Federal Reserve Bank.  The required clearing balance for the 14-day maintenance period ending December 31, 2008 was $1.3 million.

Note 17. Sale of Subsidiary

In June 2008, the Company sold its membership interest in its former insurance agency subsidiary, Mang-Wilber LLC.  Total proceeds from the sale were $1.258 million.  The Company recorded a $628 thousand gain on sale of its insurance agency subsidiary in non-interest income.

86-K

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has reasonable assurance that our internal control over financial reporting was effective as of December 31, 2008.  The independent registered public accounting firm of KMPG LLP, as auditors of the Company’s Consolidated Financial Statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

87-K

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Wilber Corporation:

We have audited The Wilber Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Wilber Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of The Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 10, 2009

88-K

Index

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors of the Registrant

Information contained under the captions Proposal II, "Election of Directors;" "The Nominees and Continuing Directors" and under "Corporate Governance;” “Board of Directors;” “Executive Committee;” “Audit and Compliance Committee;” “Compensation and Benefits Committee;” and “Corporate Governance and Nominating Committee” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Executive Officers of the Registrant Who Are Not Directors

Information contained in Proposal II under the caption "Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

C. Compliance with Section 16(a) of the Exchange Act

Information contained under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

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

Information contained under the captions “Corporate Governance – Audit and Compliance Committee”, “Audit Committee Report” and “Audit Committee Financial Expert” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K, is incorporated herein by this reference.

ITEM 11:  EXECUTIVE COMPENSATION

Information contained under the captions “Compensation Committee Report” and "Compensation" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

89-K

Index

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A. Related Transactions

Information contained under the caption "Transactions with Directors and Executive Officers" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Director Independence

Information contained under the captions “Corporate Governance – Audit and Compliance Committee,” “Compensation and Benefits Committee,” “Corporate Governance and Nominating Committee,” “Compensation Committee Report” and “Director Independence” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K, is incorporated herein by this reference.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption, "Independent Auditors' Fees – Audit and Non-Audit Fees," and “Independent Auditors' Fees – Pre-Approval Policies and Procedures” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in PART II, Item 8, hereof:

-Independent Auditors’ Report
-Consolidated Statements of Condition at December 31, 2008 and 2007
-Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007
-Consolidated Statements of Changes in Shareholders’ Equity and comprehensive Income for the Years Ended December 31, 2008 and 2007
-Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
-Notes to Consolidated Financial Statements

(2) None.

(3) Exhibits: See Exhibit Index to this Form 10-K

(b) See Exhibit Index to this Form 10-K

(c) None.

90-K

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

Date:	March 10, 2009	By:	/s/ Douglas C. Gulotty
	President and Chief Executive Officer		Douglas C. Gulotty

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas C. Gulotty	President and Chief Executive Officer	March 10, 2009
Douglas C. Gulotty

/s/ Joseph E. Sutaris	Executive Vice President, Chief Financial	March 10, 2009
Joseph E. Sutaris	Officer, Treasurer & Secretary

/s/ Brian R. Wright	Director, Chairman	March 10, 2009
Brian R. Wright

/s/ Alfred S. Whittet	Director, Vice Chairman	March 10, 2009
Alfred S. Whittet

/s/ Mary C. Albrecht	Director	March 10, 2009
Mary C. Albrecht

/s/ Olon T. Archer	Director	March 10, 2009
Olon T. Archer

/s/ Thomas J. Davis	Director	March 10, 2009
Thomas J. Davis

/s/ Joseph P. Mirabito	Director	March 10, 2009
Joseph P. Mirabito

/s/ James L. Seward	Director	March 10, 2009
James L. Seward

/s/ Geoffrey A. Smith	Director	March 10, 2009
Geoffrey A. Smith

/s/ David F. Wilber, III	Director	March 10, 2009
David F. Wilber, III

91-K

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

 92-K