Form 10-Q
period 2009-03-31
Wilber CORP
filed 2009-05-07
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 3, 2009 there were issued and outstanding 10,503,704 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

RECENT DEVELOPMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at March 31, 2009 and December 31, 2008
	D.	Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008
	E.	Liquidity
	F.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

ITEM 4T:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

Index

RECENT DEVELOPMENTS

Emergency Economic Stabilization Act of 2008.  In response to the current financial crisis, on October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which includes the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the U.S. Department of the Treasury (the “Treasury”) announced that, using the authority granted to it under TARP, it would make equity investments in healthy banks and bank holding companies pursuant to its Capital Purchase Program (“CPP”). The purpose of the CPP is to increase the flow of financing to businesses and consumers, support the national economy, strengthen market stability and improve the strength of financial institutions. Under the CPP, the Treasury purchases preferred stock in companies that choose to participate, in amounts ranging from a minimum of 1% to a maximum of 3% of each participating institution’s risk-weighted assets. Qualifying institutions that sell preferred stock to the Treasury are expected to use the cash proceeds they receive primarily to fund additional lending activities, though proceeds also may be used by companies for other corporate purposes.

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

Although the amendment to the certificate of incorporation allowed for the issuance of preferred stock to the Treasury under CPP, on March 27, 2009 our Board of Directors determined it was not in the best interest of the Company’s shareholders.

Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund Assessments.  The FDIC approved an interim rule in February 2009 that will institute a one-time special assessment of 20 cents per $100 of domestic deposits on the banking industry in order to quickly restore its Deposit Insurance Fund.  The FDIC’s Deposit Insurance Fund reserve ratio is required to be maintained at 1.15%.  Due to the high number of bank failures during 2008, the Deposit Insurance Fund’s reserve ratio stood at 0.40% at December 31, 2008.  The Company estimates that this one-time special assessment would result in the recording of approximately $1.500 million in additional non-interest expense during 2009.  Immediately following the FDIC’s special assessment announcement several comments were provided by member institutions and banking industry advocates, including the American Bankers Association, recommending that the FDIC consider alternative Deposit Insurance Fund funding options including an increase in the FDIC’s line of credit with the U.S. Department of Treasury.  The FDIC’s Chairperson followed with a public statement indicating the special assessment could be reduced to 10 basis points if an increase in the line of credit with the U.S. Treasury Department were granted.  In the event the special assessment were reduced from 20 basis points to 10 basis points, we estimate that the Company would record approximately $750 thousand in additional non-interest expense during 2009.

In addition, the FDIC increased the annual assessment rate to between 12 and 16 basis points for well capitalized banks, which we anticipate will increase our annual FDIC premiums by $650 thousand to $800 thousand during 2009, as compared to 2008.  The interim rule also reserves the right of the FDIC to charge up to 10 cents per $100 of domestic deposits in the form of a special premium if the reserve ratio continues to fall.

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,
in thousands except share and per share data	2009	2008
Assets
Cash and Due from Banks	$7,980	$8,467
Interest Bearing Balances with Banks	38,829	35,475
Federal Funds Sold	124	479
Total Cash and Cash Equivalents	46,933	44,421
Securities
Trading, at Fair Value	967	1,155
Available-for-Sale, at Fair Value	219,843	216,744
Held-to-Maturity, Fair Value of $49,659 at March 31, 2009
and $45,009 at December 31, 2008	48,712	44,454
Other Investments	5,666	5,693
Loans Held for Sale	547	118
Loans	600,275	583,861
Allowance for Loan Losses	(8,491)	(7,564)
Loans, Net	591,784	576,297
Premises and Equipment, Net	6,520	6,482
Bank Owned Life Insurance	16,549	16,402
Goodwill	4,619	4,619
Intangible Assets, Net	82	107
Other Assets	8,108	8,382
Total Assets	$950,330	$924,874

Liabilities and Shareholders’ Equity
Deposits:
Demand	$68,281	$72,168
Savings, NOW and Money Market Deposit Accounts	390,118	330,158
Certificates of Deposit (Over $100M)	132,392	149,332
Certificates of Deposit (Under $100M)	187,091	192,119
Other Deposits	23,060	22,096
Total Deposits	800,942	765,873
Short-Term Borrowings	15,088	21,428
Long-Term Borrowings	58,859	59,970
Pension Liability	868	869
Other Liabilities	6,512	9,275
Total Liabilities	882,269	857,415

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at March 31, 2009
and December 31, 2008	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	94,041	93,966
Accumulated Other Comprehensive Loss	(2,033)	(2,560)
Treasury Stock at Cost, 3,457,960 Shares at March 31, 2009
and December 31, 2008	(28,311)	(28,311)
Total Shareholders’ Equity	68,061	67,459
Total Liabilities and Shareholders’ Equity	$950,330	$924,874

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended
	March 31,
in thousands except share and per share data	2009	2008
Interest and Dividend Income
Interest and Fees on Loans	$8,896	$7,914
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,360	2,501
State and Municipal Obligations	440	608
Other	57	101
Interest on Federal Funds Sold and Interest Bearing Balances at Other Banks	14	276
Total Interest and Dividend Income	11,767	11,400

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	956	1,094
Certificates of Deposit (Over $100M)	1,024	1,255
Certificates of Deposit (Under $100M)	1,667	2,138
Other Deposits	126	169
Interest on Short-Term Borrowings	38	89
Interest on Long-Term Borrowings	664	510
Total Interest Expense	4,475	5,255
Net Interest Income	7,292	6,145
Provision for Loan Losses	1,200	225
Net Interest Income After Provision for Loan Losses	6,092	5,920

Non-Interest Income
Trust Fees	324	395
Service Charges on Deposit Accounts	518	461
Commission Income	-	93
Investment Security Gains, Net	441	183
Net Gain on Sale of Loans	55	83
Increase in Cash Surrender Value of Bank Owned Life Insurance	147	151
Other Service Fees	65	64
Other Income	81	100
Total Non Interest Income	1,631	1,530

Non-Interest Expense
Salaries	2,731	2,710
Employee Benefits	855	650
Occupancy Expense of Company Premises	587	505
Furniture and Equipment Expense	251	241
Computer Service Fees	412	213
Advertising and Marketing	156	192
Professional Fees	281	251
Write-Down of Other Real Estate	134	-
Other Miscellaneous Expenses	974	861
Total Non-Interest Expense	6,381	5,623
Income Before Taxes	1,342	1,827
Income Taxes	(269)	(389)
Net Income	$1,073	$1,438

Weighted Average Shares Outstanding	10,503,704	10,503,704
Basic Earnings Per Share	$0.10	$0.14

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399
Comprehensive Income:
Net Income	-	-	1,438	-	-	1,438
Change in Net Unrealized Gain (Loss) on Securities, Net of Taxes	-	-	-	1,802	-	1,802
Effect of Change in Measurement Date of Pension Plan	-	-	98	-	-	98
Adoption of EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements"	-	-	(676)	-	-	(676)
Total Comprehensive Income						2,662
Cash Dividends ($.095 per share)	-	-	(997)	-	-	(997)
Balance March 31, 2008	$140	$4,224	$93,481	$1,530	$(28,311)	$71,064

Balance December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$67,459
Comprehensive Income:
Net Income	-	-	1,073	-	-	1,073
Change in Net Unrealized Gain (Loss) on Securities, Net of Taxes	-	-	-	454	-	454
Change in the Net Actuarial Loss of Defined Benefit Plan, Net of Taxes	-	-	-	73	-	73
Total Comprehensive Income						1,600
Cash Dividends ($.095 per share)	-	-	(998)	-	-	(998)
Balance March 31, 2009	$140	$4,224	$94,041	$(2,033)	$(28,311)	$68,061

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
in thousands	2009	2008
Cash Flows from Operating Activities:
Net Income	$1,073	$1,438
Adjustments to Reconcile Net Income to Net Cash
Used by Operating Activities:
Provision for Loan Losses	1,200	225
Depreciation and Amortization	430	344
Net Amortization of Premiums and Accretion of Discounts on Investments	96	112
Gain on Disposal of Fixed Assets	-	(1)
Available-for Sale Investment Security Gains, Net	(520)	(260)
Other Real Estate Losses/(Gains)	134	(8)
Increase in Cash Surrender Value of Bank Owned Life Insurance	(147)	(151)
Net Decrease (Increase) in Trading Securities	109	(88)
Net Losses on Trading Securities	79	77
Net Gain on Sale of Mortgage Loans	(55)	(83)
Originations of Mortgage Loans Held for Sale	(2,797)	(2,047)
Proceeds from Sale of Mortgage Loans Held for Sale	2,423	2,272
Increase in Other Assets	(904)	(792)
Decrease in Other Liabilities	(1,970)	(1,208)
Net Cash Used by Operating Activities	(849)	(170)

Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	1,373	1,670
Proceeds from Maturities of Available-for-Sale Investment Securities	12,405	14,038
Proceeds from Sales and Calls of Available-for-Sale Investment Securities	16,559	10,482
Purchases of Held-to Maturity Investment Securities	(5,657)	-
Purchases of Available-for-Sale Investment Securities	(30,873)	(23,709)
Net Decrease (Increase) in Other Investments	27	(150)
Net Increase in Loans	(16,819)	(9,615)
Purchase of Premises and Equipment, Net of Disposals	(274)	(532)
Proceeds from Sale of Other Real Estate	-	46
Net Cash Used by Investing Activities	(23,259)	(7,770)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	57,037	29,802
Net (Decrease) Increase in Certificates of Deposit	(21,968)	26,175
Net Decrease in Short-Term Borrowings	(6,340)	(281)
Increase in Long-Term Borrowings	-	4,000
Repayment of Long-Term Borrowings	(1,111)	(668)
Cash Dividends Paid	(998)	(997)
Net Cash Provided by Financing Activities	26,620	58,031
Net Increase in Cash and Cash Equivalents	2,512	50,091
Cash and Cash Equivalents at Beginning of Period	44,421	18,942
Cash and Cash Equivalents at End of Period	$46,933	$69,033

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$4,679	$5,044
Income Taxes	657	2,010
Non Cash Investing Activities:
Change in Unrealized Loss on Securities, Net of Tax	454	1,802
Transfer of Loans to Other Real Estate	22	-
		-

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of the Company, its wholly owned subsidiary Wilber National Bank (the "Bank"), and the Bank's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2008 was derived from the Company's 2008 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition,  consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income as of December 31, 2008 and 2007.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of March 31, 2009, and the statements of income, the statements of changes in shareholders' equity and comprehensive income, and statements of cash flows for the three months ended March 31, 2009 and 2008, should be read in conjunction with the 2008 consolidated financial statements, including the notes thereto.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Note 2.  Earnings Per Share

Basic earnings per share ("EPS") are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Entities with complex capital structures must also present diluted EPS, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.  The Company does not have a complex capital structure and, accordingly, has presented only basic EPS.

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

The estimated fair value of the Company’s stand-by letters of credit was $26 thousand and $12 thousand at March 31, 2009 and December 31, 2008, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Index

Note 4.  Employee Benefit Plans

The Company's defined benefit pension plan has been frozen since February 2006.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company maintains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. The funded status of the Company’s defined benefit pension plan has and will continue to be affected by market conditions.  We expect to continue to fund this plan on an as needed basis and do not foresee any issues or conditions that could negatively impact the payment of benefit obligations to plan participants.  Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The Components of Net Periodic Benefit Expense (Benefit) are:

	Three Months Ended
	March 31,
in thousands	2009	2008
Service Cost	$38	$39
Interest Cost	240	227
Expected Return on Plan Assets	(279)	(364)
Net Amortization	118	0
	$117	$(98)

For the three months ended March 31, 2009, the Company recorded $73 thousand, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income.

Split-Dollar Life Insurance Plan

The Company offers split-dollar life insurance benefits to fifteen members of senior management.  The Company recorded a net benefit cost of $21 thousand for the three months ending March 31, 2009, and $7 thousand for the three months ending March 31, 2008.

Note 5. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended
	March 31,
in thousands	2009	2008
Unrealized Holding Gains Arising During the Period, Net of Tax
(Pre-tax Amount of $1,261 and $3,198)	$773	$1,961
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($520) and ($260))	(319)	(159)
Change in Pension Asset (Pre-tax Amount of $118 and $0)	73	0
Other Comprehensive Income	$527	$1,802

Index

Note 6.  Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at March 31, 2009, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	March 31,
in thousands	Assets	Inputs	Inputs	2009
Trading Securities	$967	$-	$-	$967
Available-for-Sale Securities	-	219,843	-	219,843
Total	$967	$219,843	$-	$220,810

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

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), the Company had collateral-dependent impaired loans with a carrying value of approximately $11.517 million, which had specific reserves included in the allowance for loan and lease losses of $1.258 million at March 31, 2009.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral-dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral-dependent impaired loans are classified as Level 3.

The Company currently has four properties recorded as other real estate owned.  Three of these properties were the result of debts previously contracted and are carried at cost, as it is lower than market value.  The fourth property was the result of land previously purchased with the intent of development for branch operations but development was later halted with the Company deciding to sell the property.  Through a third party appraisal performed in the first quarter of 2009, the Company recorded a $134 thousand charge to earnings related to this property.  The following table reports the fair value of this property as of March 31, 2009:

	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	March 31,
in thousands	Assets	Inputs	Inputs	2009
Other Real Estate Owned	$-	$277	$-	$277

Index

ITEM 2:      Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at March 31, 2009 as compared to December 31, 2008 and (ii) a comparison of our results of operations for the three-month period ended March 31, 2009, as compared to the three-month period ended March 31, 2008.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, non-interest income, non-interest expense and taxes.  Non-interest income includes trust fees, service charges on deposit accounts, commission income, net investment securities gains, the net gain on sale of loans, increase in the cash surrender value on bank owned life insurance, other service fees, and other income.  Non-interest expense consists of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, losses on other real estate and other miscellaneous expenses.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates and regional credit conditions), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions deteriorated further, additional provisions for loan losses would be required to increase the allowance for loan losses.  In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans, impaired loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered, the Company’s allowance for loan losses would also require an additional provision for loan losses.

Recent Accounting Pronouncements.  In April 2009, the Financial Accounting Standards Board (“FASB”) issued final FASB Staff Positions (“FSP”) on three mark-to-market accounting standards, in particular FAS 115-2 “Recognition and Presentation of Other-Than-Temporary-Impairment” (“FSP 115-2”);  FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”); and FAS 107-1 “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”).  All of these FSPs shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

FSP 115-2 changes how entities recognize other-than-temporary-impairment (“OTTI”) on debt securities.  Under FSP 115-2 the estimated amount of OTTI attributed to the credit loss on a debt security is recorded through the income statement, while the remaining mark-to-market loss is recognized through other comprehensive income.  More specifically, the OTTI is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The total OTTI is presented in the statement of earnings with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation also provides additional information about the amounts that an entity does not expect to collect related to a debt security.

FSP 115-2 requires that the annual disclosures in FASB Statement No.115, “Accounting for Certain Investments in Debt and Equity Securities” and FSP 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” be made for interim periods (including the aging of securities with unrealized losses). It does not require, however, disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2

Index

requires comparative disclosures only for periods ending after initial adoption.  FSP 115-2 also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period. These collective disclosure enhancements are intended to significantly improve the information provided to users about impaired securities.

FSP 157-4 provides guidance in determining when and how to use modeled values, as opposed to broker price quotes when determining the fair value of an investment security.  It is intended to provide a more consistent approach to modeling the fair value of a debt security including a more detailed process to evaluate specific quotes received and a more detailed methodology to determine fair value through modeling techniques.  It provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It also emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

At March 31, 2009 we did not hold any debt securities with OTTI.  Although we will evaluate FSP 115-2, FSP 157-4 and FSP 107-1 for adoption during the interim period ending June 30, 2009, they are not expected to have a material impact on our financial condition or results of operation.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)1 which amends Statement of Financial Accounting Standards (“SFAS”) No 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132(R)1”).  Beginning with financial statements issued for December 31, 2009, FSP 132(R)1 will require additional disclosures about our defined benefit pension plan.  Under FSP 132(R)1, the Company must comply with the following requirements:

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

Index

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

B. Financial Condition and Performance Overview

At March 31, 2009, we maintained a strong equity capital position.  We have not recorded any losses in the current period or any prior periods due to the origination or purchase of sub-prime assets, nor due we expect to record losses in future periods from these activities.  In the normal course of our business, we do not originate or hold sub-prime or Alt-A residential mortgage loans or investment securities backed by sub-prime or Alt-A mortgage loans.  In addition, we also continued to maintain adequate levels of liquidity.  The substantial majority of our funding is provided by customer deposits, which have not been adversely affected by the global financial crisis.

During the first quarter of 2009, however, we began to experience a noticeable decline in some of our loan quality measures.  The amount of delinquent loans, potential problem loans and impaired loans increased during the quarter.  These factors, coupled with a weaker economic climate, required us to increase the allowance for loan losses during the first quarter of 2009.  The allowance for loan losses was $8.491 million or 1.41% of total loans at March 31, 2009, as compared to $7.564 million or 1.30% of total loans at December 31, 2008.  Annualized net charge-offs totaled 0.19% of average loans outstanding during the first quarter of 2009, as compared to 0.21% in the first quarter of 2008.

Total assets increased from $924.874 million at December 31, 2008 to $950.330 million at March 31, 2009, a $25.456 million or 2.8% increase between the periods.  The increase in total assets was funded principally by an increase in customer deposits, in particular, money market deposit accounts held by our municipal customers.  Due to the weakened state of the national economy, the Company’s current equity capital and liquidity position, we intend to significantly moderate the rate of asset growth during 2009.  Over the fifteen month period preceding March 31, 2009, the Company’s total assets increased $156.650 million or 19.7%.

We recorded net income and earnings per share of $1.073 million and $0.10, respectively, for the three-month period ended March 31, 2009.  This compares to net income and earnings per share of $1.438 million and $0.14, respectively, for the quarterly period ended March 31, 2008. The $365 thousand decrease in net income and $0.04 decrease in earnings per share between comparable quarterly periods were attributable to two primary factors, namely a significant increase in the provision for loan losses and a significant increase in total non-interest expense.  To maintain the allowance for loan losses at a level adequate to absorb probable and estimable losses, we recorded $1.200 million in the provision for loan losses during the first quarter of 2009.  This compares to $225 thousand in the same quarter of 2008 and $630 thousand in the fourth quarter of 2008.  The increase in non-interest expense between comparable quarterly periods was due in large part to a $205 thousand increase in employee benefits, a $199 thousand increase in computer service fees, a $134 thousand write-down of other real estate and a $113

Index

thousand increase in other miscellaneous expenses.  Increases in the provision for loan losses and non-interest expense were offset, in part, by a significant increase in net interest income due to the growth and expansion of our core business, namely loans and deposits, a modest increase in non-interest income due principally to an increase in investment securities gains, and a decrease in income taxes between periods.  Our return on average assets and return on average equity were 0.46% and 6.44% during the first quarter of 2009, as compared to, 0.71% and 8.30% during the first quarter of 2008, respectively.

Our first quarter 2009 dividend payout ratio was 95%.  We declared and paid a $0.095 dividend per share during the quarter, while recording earnings per share of $0.10.  Due to the decrease in quarterly earnings and the need to preserve the Company’s capital resources, particularly in these uncertain economic times, the Company’s Board of Directors declared a $0.06 dividend per share for the second quarter of 2009.

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
	For the Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$441	$0	0.11%	$27,002	$199	2.96%
Interest bearing deposits	34,621	14	0.16%	16,085	77	1.93%
Securities (1)	269,342	2,857	4.30%	289,435	3,210	4.46%
Loans (2)	594,135	8,896	6.07%	447,721	7,914	7.11%
Total earning assets	898,539	11,767	5.31%	780,243	11,400	5.88%

Non-earning assets	37,585			38,265
Total assets	$936,124			$818,508

Liabilities:
Savings accounts	$67,899	$64	0.38%	$68,571	$81	0.48%
Money market accounts	181,824	665	1.48%	115,923	748	2.60%
NOW accounts	102,502	227	0.90%	82,094	265	1.30%
Time & other deposit accounts	359,308	2,817	3.18%	342,453	3,562	4.18%
Borrowings	79,142	702	3.60%	61,853	599	3.89%
Total interest bearing liabilities	790,675	4,475	2.30%	670,894	5,255	3.15%

Non-interest bearing deposits	68,285			69,980
Other non-interest bearing liabilities	9,574			7,911
Total liabilities	868,534			748,785
Shareholders' equity	67,590			69,723
Total liabilities and shareholders' equity	$936,124			$818,508

Net interest income		$7,292			$6,145

Net interest rate spread (3)			3.01%			2.73%

Net earning assets	$107,864			$109,349

Net interest margin (4)			3.29%			3.17%

Net interest margin (tax-equivalent) (5)			3.46%			3.42%

Ratio of earning assets to interest bearing liabilities	113.64%			116.30%

(1) Securities include trading, available-for-sale, held-to-maturity and other investments. They shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

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
(5) Net interest margin (tax-equivalent) was derived by adding the taxable equivalent interest income on our tax-exempt earning assets to net interest income for the period and dividing this total by the average interest-earning assets during the period. The taxable equivalent interest income on our tax-exempt earning assets was calculated by applying a 34% federal corporate tax rate.

Index

Table of Non-Performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated:

	At March 31, 2009	At December 31, 2008
	(Dollars in thousands)
Loans in non-accrual status:
Residential real estate (1)	$412	$439
Commercial real estate	4,450	4,516
Commercial (2)	1,499	843
Consumer	35	47
Total non-accruing loans	6,396	5,845
Loans contractually past due 90 days or more and still accruing interest	770	1,366
Troubled debt restructured loans	0	0
Total non-performing loans	7,166	7,211
Other real estate owned (3)	158	158
Total non-performing assets	$7,324	$7,369
Total non-performing assets as a percentage of total assets	0.77%	0.80%
Total non-performing loans as a percentage of total loans	1.19%	1.24%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

(3) Includes properties acquired through foreclosure or similar proceedings.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$7,564	$6,977

Charge offs:
Residential real estate (1)	0	7
Commercial real estate	0	79
Commercial (2)	32	29
Consumer	400	186
Total charge offs	432	301

Recoveries:
Residential real estate (1)	0	1
Commercial real estate	0	0
Commercial (2)	6	16
Consumer	153	47
Total recoveries	159	64

Net charge-offs	273	237
Provision for loan losses	1,200	225
Balance at end of period	$8,491	$6,965

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.19%	0.21%

Allowance for loan losses to total loans	1.41%	1.53%

Allowance for loan losses to non-performing loans	118%	96%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Overview.  At March 31, 2009, we maintained a strong shareholders’ equity position.  Shareholders’ equity totaled $68.061 million or 7.16% of total assets.  This compares to $67.459 million or 7.29% of total assets at December 31, 2008.  The Company’s total capital to risk-weighted assets ratio, an important regulatory capital ratio, was 11.06% at March 31, 2009.  Per current regulatory standards, a bank holding company is considered to be adequately capitalized if this ratio is maintained at 8.0% or above.  Similarly, Wilber National Bank, the Company’s sole bank subsidiary, maintained an 11.01% total capital to risk-weighted assets ratio at March 31, 2009.  Banks are considered to be “well-capitalized” if they maintain a total capital to risk-weighted assets ratio at or above 10.0% and “adequately-capitalized” if they maintain a total capital to risk-weighted assets ratio of 8.0%.  We have not recorded any losses in the current period or any prior periods due to the origination or purchase of sub-prime or Alt-A residential mortgage assets, nor due we expect to record losses in future periods from these types of assets.  We expect to maintain adequate levels of shareholders’ equity for the foreseeable future.  Similarly, we expect Wilber National Bank to maintain its well-capitalized status for the foreseeable future.

Although we significantly increased total loans outstanding over the last several quarters, including the first quarter of 2009, we continue to maintain adequate levels of liquidity.  We continue to have access to various wholesale funding sources, including, lines of credit with other banks and brokered certificates of deposit, however, we have not unduly relied on these sources to fund our loan and investment activities.  The substantial majority of our funding is provided by customer deposits, a more stable funding source than the wholesale credit markets.

A weakening national economy coupled with increases in the amount of potential problem loans, impaired loans, delinquent loans and increased consumer loan charge-offs required us to provide more for the allowance for loan losses during the quarter.  The allowance for loan losses was $8.491 million or 1.41% of total loans at March 31, 2009, as compared to $7.564 million or 1.30% of total loans at December 31, 2008.

Total assets increased from $924.874 million at December 31, 2008 to $950.330 million at March 31, 2009, a $25.456 million or 2.8% increase between the periods.  The growth in total assets included a $16.414 million or 2.8% increase in total loans outstanding.  Total loans outstanding increased from $583.861 million at December 31, 2008 to $600.275 million at March 31, 2009.  Over the last several quarters we concentrated our staffing, marketing and sales resources on growing our core business, in particular total loans and total deposits outstanding, and expanding our geographic territory to the Greater Syracuse and Capital District markets of New York State.  The increase in our total assets during the first quarter of 2009 was reflective of these strategies.

During the first quarter of 2009, the outstanding balances in our interest-bearing, non-maturity deposit account liabilities increased rapidly due principally to municipal deposit growth.  Savings, NOW and money market deposit accounts (on a combined basis) increased $59.960 million or 18.2% during the period, from $330.158 million at December 31, 2008 to $390.118 million at March 31, 2009.  Increases in these categories of deposits were offset, in part, by decreases in demand deposits and certificates of deposit during the quarter.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of impaired loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.  The amount of net charge-offs increased over a comparable quarterly basis from $237 thousand in the first quarter of 2008, as compared to $273 thousand in the first quarter of 2009.  As a percent of average loans outstanding, however, net charge-offs decreased from 0.21% in the first quarter of 2008, to 0.19% in the first quarter of 2009.  By comparison, during the fourth quarter of 2008, we recorded $292 thousand in net charge-offs or 0.21% of average loans outstanding.

Total non-performing loans, which include non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, decreased $45 thousand or 0.6% during the first quarter of 2009, from $7.211 million at December 31, 2008 to $7.166 million at March 31, 2009.  At March 31, 2009, the total non-performing loans as a percentage of total loans outstanding were 1.19%.  This compares to 1.24% at December 31, 2008.  The five basis point decrease in non-performing loans was due to both a decrease in the amount of non-performing loans, as well as an increase in loans

Index

outstanding between the periods.  Between December 31, 2008 and March 31, 2009, the level of non-accrual commercial and industrial loans increased $656 thousand, while the level of loans 90-days past due and still accruing decreased $596 thousand.  The level of non-performing loans at March 31, 2009 was low relative to the levels of our national peer banks, as the central New York State economy has not been affected by the national recession as severely as other regions of the country.

Potential problem loans are loans that are currently performing, but where information about possible credit problems exists, which caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in the loans eventually moving to non-performing status.  The amount of potential problem loans may vary significantly from quarter to quarter due to the significant volume of commercial loans with balances in excess of $1.000 million.  During the first quarter of 2009, the amount of potential problem loans increased from $16.099 million at December 31, 2008 to $26.118 million at March 31, 2009.  Potential problem loans as a percent of total loans outstanding equaled 4.35% at March 31, 2009, versus 2.76% at December 31, 2008.  Between December 31, 2008 and March 31, 2009, several loans to large commercial borrowers were downgraded to potential problem loan status on our internal loan grading system.  We attribute the increase in potential problem loans during the quarter to a slowing regional economy.

We recorded net loan charge-offs of $273 thousand during the three-month period ended March 31, 2009.  This compares to $237 thousand for the same period last year.  Annualized net loan charge-offs as a percent of average total loans outstanding was 0.19% for the three-month period ended March 31, 2009, versus 0.21% for the same period last year.  The increase in the amount of net charge-offs between comparable three-month periods were principally due to an increase in losses on consumer installment loans secured by automobiles.

Delinquent loans, which are loans that are currently performing but where the borrower is 30 or more days late in making a scheduled payment, totaled $8.750 million or 1.46% of total loans outstanding at March 31, 2009.  By comparison, at December 31, 2008 delinquent loans totaled $6.095 million or 1.04% of total loans outstanding.  This represents a $2.655 million or 43.6% increase between the periods.  We attribute the increase in delinquent loans during the quarter to a slowing regional economy.  Although there was an increase in the level of delinquent loans, we consider these levels of delinquency to be manageable and within management’s target range of less than 2.0% of total loans.

Impaired loans are commercial loans where management has determined that it is probable a borrower will be unable to pay all amounts due in accordance with contractual terms of his loan agreement.  The level of impaired loans increased from $8.620 million at December 31, 2008 to $11.004 million at March 31, 2009, a $2.384 million or 27.7% increase between the periods.  Although the level of impaired loans increased significantly during the quarter, the specific reserve allocated to the impaired loans only increased slightly.  More specifically, at March 31, 2009 the specific reserve allocated to the impaired loan pool totaled $1.193 million versus $1.160 million at December 31, 2008.  We attribute the modest change in specific reserve allocations to management’s general practice of obtaining strong collateral positions in the loans it originates.

Based on the above factors, the allowance for loan losses increased between December 31, 2008 and March 31, 2009.  At March 31, 2009 the allowance for loan losses was $8.491 million or 1.41% of loans outstanding.  This compares to $7.564 million or 1.30% of loans outstanding at December 31, 2008, a $927 thousand or 12.3% increase between the periods.

The credit quality of our debt securities portfolio is strong.  At March 31, 2009, 99.8% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moody’s credit rating services; 88.7% were rated “AAA.”  This compares to 99.8% and 85.8%, respectively, at December 31, 2008.

Similarly, the credit quality of the insurance carriers that issued our bank-owned life insurance policies remained strong.  At March 31, 2009, we held fifty-six life insurance policies on fifteen current and former executives of the Company.  The cash surrender value of these policies at March 31, 2009 totaled $16.549 million.

Index

D. Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

Overview.  There was a significant decrease in our net income and earnings per share between comparable three-month periods ended March 31, 2009 and March 31, 2008.  During the first quarter of 2009, we recorded net income and earnings per share of $1.073 million and $0.10, respectively.  This compares to net income of $1.438 million and earnings per share of $0.14 during the first quarter of 2008.  The $365 thousand decrease in net income and the $0.04 decrease in earnings per share between comparable quarters were due principally to increases in the provision for loan losses and non-interest expense, offset, in part by a significant increase in net interest income and a modest increase in non-interest income.

During the first quarter of 2009, we recorded $1.200 million in the provision for loan losses during the quarter to increase the allowance for loan losses to an amount we deemed adequate to absorb probable and estimable losses.  This increase in the provision for loan losses was almost completely offset by a $1.147 million increase in net interest income between the first quarter of 2008 and the first quarter of 2009.  Throughout 2008 and the first quarter of 2009, we rapidly expanded our core business, namely loans and deposits.  The growth in these portfolios along with rapidly declining funding costs due to lower interest rates drove improvement in net interest income.  We recorded $7.292 million in net interest income in the first quarter of 2009, as compared to $6.145 million in the first quarter of 2008.  This represents an 18.7% increase between the periods.

Due to lower interest rates, the market value of our available-for-sale investment securities portfolio increased significantly over the last several quarters.  Due to the improvement in these valuations and the rapid growth of the loan portfolio we sold $16.559 million of available-for-sale investment securities during the first quarter of 2009 and recorded net investment securities gains totaling $441 thousand.  This compares to net investment securities gains totaling $183 thousand during the first quarter of 2008, a $258 thousand increase.  The increase in net investment securities gains was offset, in part, by decreases in trust fees, commission income and other income resulting in a $101 thousand net increase in total non-interest income between the quarters.

Total non-interest expenses increased $758 thousand or 13.5% between comparable quarters.  The net increase was due to several factors, namely increases in employee benefits, computer service fees, a write-down of other real estate and other miscellaneous expenses.  Employee benefits increased significantly due principally to a significant increase in pension related expense.  The increase in computer service fees was due principally to the outsourcing of our core operating system late in the first quarter of 2008.  The write-down in other real estate was due to our decision to list for sale a parcel of land which we originally intended to develop for Company use and the related reduction in the appraised value of the property.  The increase in other miscellaneous expense was due to several factors including a significant increase in our FDIC assessment.

The decrease in net income resulted in a decrease in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.47% in the first quarter of 2009, as compared to 0.71% in the first quarter of 2008.  Similarly, the return on average shareholders’ equity decreased from 8.30% in the first quarter of 2008 to 6.44% in the first quarter of 2009.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first quarter of 2009, net interest income comprised 82% of our net revenue (net interest income plus non-interest income).  This compares to 80% in the first quarter of 2008.  For the three-month period ended March 31, 2009, our net interest income was $7.292 million.  By comparison, for the three-month period ended March 31, 2008, our net interest income was $6.145 million.  The $1.147 million or 18.7% increase in net interest income between comparable periods was due to a significant increase in our earning asset balances, particularly loans, and a significant drop in funding costs.  During the first quarter of 2009, average earning assets totaled $898.539 million.  This compares to average earning assets of $780.243 million in the first quarter of 2008, a $118.296 million or 15.2% increase between comparable quarters.  The first quarter of 2009 marks the fourth consecutive quarter in which net interest income increased.  It also marks a new Company record for quarterly net interest income.

The yield on our earning assets decreased 57 basis points between comparable three-month periods, from 5.88% in the first quarter of 2008 to 5.31% in the first quarter of 2009.  Between September 2007 and December 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 500 basis points, from 5.25% to 0.25%, due to a rapidly slowing national economy.  This, in turn,

Index

caused a decrease in the national prime lending rate, an interest rate to which a significant portion of our loan portfolio is indexed.  These actions, along with decreases in other short-term interest rates, reduced the yield on all categories of earning assets between comparable quarters, which negatively affected interest income.  Between these periods, however, we embarked on an aggressive strategy to increase earning assets, particularly loans.  The increase in the average outstanding volume of our earning assets due to these efforts offset a substantial portion of the decrease in interest income caused by lower earning asset yields.  We recorded $11.767 million of interest income during the first quarter of 2009 as compared to $11.400 million in the first quarter of 2008, a $367 thousand or 3.2% increase.  The interest income recorded on loans, our highest yielding and largest earning asset portfolio, increased $982 thousand, from $7.914 million in the first quarter of 2008 to $8.896 million in the first quarter of 2009, despite a 104 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $594.135 million in the first quarter of 2009, as compared to $447.721 million in the first quarter of 2008, a $146.414 million or 32.7% increase.

Between the first quarter of 2008 and the first quarter of 2009, the rate on all categories of interest bearing liabilities decreased.  The weighted average rate on all interest bearing liabilities totaled 3.15% in the first quarter of 2008, as compared to 2.30% in the first quarter of 2009.  Similarly, total interest expense decreased $780 thousand between comparable periods in spite of a $119.781 million or 17.9% increase in average outstanding interest bearing liabilities.  We recorded $4.475 million in total interest expense during the first quarter of 2009, as compared to $5.255 million in the first quarter of 2008.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During the first quarter of 2009 we recorded $665 thousand of interest expense on our money market deposit accounts at an average rate of 1.48%.  By comparison, during the first quarter of 2008 we recorded $748 thousand of interest expense at an average rate of 2.60%.  The 112 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $745 thousand between comparable quarters in spite of an increase in the average volume of time and other deposit accounts outstanding.  During the first quarter of 2009 the average rate paid on time and other deposit accounts was 3.18%, versus 4.18% in the first quarter of 2008, a 100 basis point decrease.

Due to the combination of changes in interest rates and the volume and composition of our earning assets and liabilities, our net interest margin increased between comparable quarters.   Net interest margin was 3.29% (3.46% tax equivalent) in the first quarter of 2009.  By comparison, net interest margin was 3.17% (3.42% tax equivalent) in the first quarter of 2008.

Rate and Volume Analysis.  The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates, versus changes in the volume of earning assets and interest-bearing liabilities.

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

	For the Three Months Ended March 31,
	2009 vs. 2008
	Rate	Volume	Total
	(Dollars in thousands)
Earning assets:
Federal Funds Sold	$(98)	$(101)	$(199)
Interest Bearing Deposits	(119)	56	(63)
Securities	(120)	(233)	(353)
Loans	(1,277)	2,259	982
Total earning assets	(1,614)	1,981	367

Interest bearing liabilities:
Savings accounts	(17)	0	(17)
Money market accounts	(400)	317	(83)
NOW accounts	(93)	55	(38)
Time & other deposit accounts	(859)	114	(745)
Borrowings	(49)	152	103
Total interest bearing liabilities	(1,418)	638	(780)

Change in net interest income	$(196)	$1,343	$1,147

Net interest income increased $1.147 million between the first quarter of 2008 and the first quarter of 2009.  Between the periods we recorded a $367 thousand increase in interest income and a $780 thousand decrease in interest expense.  The increase in interest income between comparable quarters was driven by a significant increase in the average loan balances outstanding.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume in all categories of interest-bearing liabilities except savings accounts.

Between September 2007 and December 2008, the Federal Open Market Committee lowered the federal funds target rate by 500 basis points due to a weakening national economy.  The precipitous drop in the federal funds rate and other market interest rates caused a significant reduction in both our interest-earning asset yields and interest-bearing liability costs.  Conversely, our strategy to increase the Company’s earning assets contributed to increases in both interest income and interest expense due to volume factors.  More specifically, net interest income increased $1.981 million between the first quarter of 2008 and the first quarter of 2009 due to volume factors, but was offset, in part, by a $1.614 million decrease in net interest income due to rate factors.  Between the first quarter of 2008 and the first quarter of 2009, the volume of earning assets (on a net basis) increased $118.296 million, including a $146.414 million increase in average loans outstanding between the periods.

Throughout 2007, 2008 and the first quarter of 2009, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we steadily increased the average outstanding balances in our loan portfolio over the last several quarters.  The growth in the loan portfolio between comparable quarters contributed $2.259 million of additional interest income between comparable quarters.  This improvement, however, was offset by a $1.277 million decrease in interest income due to a decrease in the average yield on loans between comparable quarters as market interest rates dropped.  Due to these two factors, the interest income recorded on loans increased $982 thousand between comparable quarters.

Index

We recorded only $14 thousand in interest income on federal funds sold and interest bearing deposits (at other banks) during the first quarter of 2009.  During the fourth quarter of 2008, the Federal Reserve Bank of New York changed its long standing policy of not paying interest on required and excess reserves held by member institutions to paying interest on required and excess reserves.  Given the comparable Federal Reserve deposit interest rate and the open market rates for federal funds sold during the first quarter of 2009, we invested the large majority of our overnight excess reserve balances at the Federal Reserve Bank of New York during the first quarter of 2009.  Due to these factors, the combined interest income on federal funds sold and interest bearing deposits decreased $262 thousand.  Due to the low interest rate being paid on these funds, we targeted a lower average balance in these assets.  The interest income due to rate on these combined balances decreased $217 thousand between comparable periods, while the interest income due to volume on these combined earning asset categories decreased $45 thousand between comparable periods.

The interest income recorded on the investment securities portfolio decreased $353 thousand between the first quarter of 2008 and the first quarter of 2009 due to both rate and volume factors.  During the last three quarters of 2008 and the first quarter of 2009, we significantly increased the average volume of loans outstanding.  To help fund this growth in loans outstanding, we reduced our average investment securities balances outstanding by $20.093 million between comparable periods.  Similarly, due to a declining interest rate environment, the yield on our investment securities portfolio decreased from 4.46% in the first quarter of 2008 to 4.30% during the first quarter of 2009.  Between comparable periods, the interest income earned on investment securities decreased $233 thousand due to volume, and $120 thousand due to rate factors.

We recorded $3.562 million in interest expense on time and other accounts during the first quarter of 2008, as compared to $2.817 million in the first quarter of 2009, a $745 thousand or 20.9% decrease in interest expense between the periods.  Due primarily to an increase in municipal customer certificates of deposit, the average outstanding balances in time and other deposit accounts increased $16.855 million between the first quarter of 2008 and the first quarter of 2009.  This increase in the volume of time and other deposit accounts increased interest expense $114 thousand between comparable quarters.  As short-term interest rates dropped in late 2007 and 2008, however, we lowered the interest rates offered on new and renewed certificates of deposit.  These rate factors caused interest expense on time and other deposit accounts to decrease by $859 thousand between comparable quarters.

Interest expense on money market deposit accounts decreased $83 thousand between the first quarter of 2008 and the first quarter of 2009.  As short-term interest rates decreased between comparable quarters, we lowered the interest rate paid on money market deposit accounts causing a $400 thousand decrease in interest expense due to rate factors.  Between comparable quarters, however, we increased the average volume of money market accounts outstanding due to the successful promotion of our Wealth Management product and increased interest expense on this portfolio $317 thousand due to volume factors.

In 2008 we decreased the interest rates paid on statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a slight decrease in the average outstanding balances on these accounts.  These factors resulted in a $17 thousand decrease in interest expense between the first quarter of 2008 and the first quarter of 2009, all of which was due to rate.

The average rate paid on NOW accounts decreased from 1.30% in first quarter of 2008 to 0.90% in the first quarter of 2009.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $82.094 million in the first quarter of 2008 to $102.502 million in the first quarter of 2009 due principally to an increase in municipal deposit accounts.  Between comparable periods, interest expense on NOW accounts decreased $38 thousand.  The increase in the volume of NOW accounts increased interest expense $55 thousand between comparable periods, but was offset by a $93 thousand decrease in interest expense due to a decrease in rate.

Between the first quarter of 2008 and the first quarter of 2009, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The interest rates on these new long-term borrowings were generally less than the interest rates on maturing long-term borrowings, which dropped our average cost of borrowings from 3.89% in the first quarter of 2008 to 3.60% in the first quarter of 2009.  An increase in the average volume of borrowings increased interest expense by $152 thousand, while the decrease in the average rate paid on borrowings decreased interest expense by $49 thousand, resulting in a $103 thousand net increase in interest expense on borrowings.

Index

Provision for Loan Losses.  We recorded $1.200 million in the provision for loan losses in the first quarter of 2009.  This compares to $225 thousand for the first quarter of 2008, a $975 thousand increase.  The provision for loan losses increased due to an increase in potential problem loans, delinquent loans, impaired loans, as well as deteriorating economic conditions.  In addition net charge-offs increased from $237 thousand in the first quarter of 2008 to $273 thousand in the first quarter of 2009.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  Non-interest income increased in the first quarter of 2009, as compared to first quarter of 2008 due principally to a significant increase in net investment securities gains.  Specifically, total non-interest income increased from $1.530 million in the first quarter of 2008 to $1.631 million in the first quarter of 2009, a $101 thousand or 6.6% increase.

During the first quarter of 2009, we recorded $520 thousand of net gains on the sale of $16.559 million of available-for-sale investment securities.  This compares to $260 thousand in net gains from the sale of $10.482 million of available-for-sale investment securities during the first quarter of 2008.  As interest rates plummeted during the fourth quarter of 2008 and first quarter of 2009, the value of our investment securities portfolio increased.  Due to these market conditions we sold available-for-sale investment securities and recorded substantial gains.  In addition, we recorded $79 thousand and $77 thousand of net investment securities losses on our trading portfolio in the quarterly periods, ended March 31, 2009 and March 31, 2008, respectively.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

During the first quarter of 2009 we recorded $518 thousand in service charges on deposit accounts.  This compares to $461 thousand during the first quarter of 2008, a $57 thousand or 12.4% increase.  The net increase in service charges on deposit accounts was primarily due to three factors: an increase in penalty charges on consumer checking accounts, an increase in deposit service charges on business checking accounts (due to fee increases implemented in the latter part of the first quarter of 2008) and an increase in ATM fees.

Significant increases in net investment securities gains and service charges on deposit accounts were offset, in part by decreases in trust fees, commission income and net gain on the sale of loans.  Trust fees decreased $71 thousand or 18.0% between the first quarter of 2008 and the first quarter of 2009.  Between comparable quarters the value of the securities held in our trust and investment division decreased substantially due to a significant decline in the Unites States and global equity markets.  Since our trust and investment management fees are based, in part, on the value of the assets held by the various accounts, we experienced a substantial decline in these fees between comparable quarters.

During the first quarter of 2008, we recorded $93 thousand of commission income, versus no commission income in the first quarter of 2009.  During the second quarter of 2008, we sold our ownership interest in Mang–Wilber LLC, our former insurance agency subsidiary, therefore terminating this source of revenue.

The net gain recorded on the sale of loans totaled $55 thousand in the first quarter of 2009.  This compares to $83 thousand in the first quarter of 2008, a $28 thousand or 33.7% decrease between the comparable quarters.  Between comparable quarters, the premiums we earn on residential mortgage loans originated by our Provantage Home Loan Division and sold into the secondary residential mortgage market decreased.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, write-down of other real estate and other miscellaneous expenses.  Total non-interest expense increased $758 thousand or 13.5% on a comparable quarter basis, from $5.623 million in the first quarter of 2008 to $6.381 million in the first quarter of 2009.  The substantial increase in total non-interest expense between comparable quarters was principally due to an increase in pension expense, computer service fees, a write-down on other real estate, and other miscellaneous expense.

We recorded $855 thousand in employee benefits expense during the first quarter of 2009, versus $650 thousand in the first quarter of 2008, a $205 thousand or 31.5% increase between the periods.  The increase in employee benefits expense between the periods was largely due a significant increase in pension expense.  During the first quarter of 2009, we recorded a $117 thousand pension expense, as compared to a $98 thousand net pension benefit in the first quarter of 2008.  The Company’s defined

Index

benefit plan pension assets performed well for several years preceding 2008.  Due to significant declines in the equity markets, however, the pension assets lost substantial value by the end of 2008 causing us to record a net expense in the first quarter of 2009 despite freezing plan benefits in 2006.

On a combined basis, occupancy expense of company premises and furniture and fixture expense increased $92 thousand or 12.3%, from $746 thousand in the first quarter of 2008 to $838 thousand in the first quarter of 2009.  During 2008, we began incurring a lease expense on two new facilities, namely our representative loan office in Cicero, New York (Onondaga County) and our full-service branch office facility in Halfmoon, New York (Saratoga County).  These market expansion initiatives increased rents, utilities, building repairs, depreciation expense and property taxes between comparable periods.

Computer service fees increased $199 thousand or 93.4% between comparable quarters, from $213 thousand in the first quarter of 2008 to $412 thousand in the first quarter of 2009.  Late in the first quarter of 2008, we transferred our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  We also converted our payroll system from proprietary software to a third party software provider.  On a combined basis, these two computer system changes were responsible for a $220 thousand increase in computer service fees period over period, $206 thousand due to the core system migration and $14 thousand due to the payroll system.

During the first quarter of 2009, we elected to list for sale a parcel of land which we originally intended to develop for Company use.  We recorded a $134 thousand write-down of other real estate based on an updated appraisal on this property obtained during the first quarter of 2009.  By comparison, we did not record any write-downs on other real estate during the first quarter of 2008.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, FDIC premiums and assessments, bad debt collection expenses, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, OREO expenses (expenses related to real estate properties formerly pledged as collateral on loans that we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure), minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the first quarter of 2009 other miscellaneous expenses increased $113 thousand or 13.1%, from $861 thousand in the first quarter of 2008 to $974 thousand in the first quarter of 2009.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

	For the Three Months Ended March 31,
Description of Other Miscellaneous Expense	2009	2008	Increase / (Decrease)
	(Dollars in thousands)
FDIC assessment	$91	$19	$72
Collection and non-filing expense	73	21	52
Dues and memberships	20	50	(30)
Office supplies	100	81	19
Postage and shipping	82	62	20
Telephone and data communications	114	94	20
Other losses	10	57	(47)
All other miscellaneous expense items, net	484	477	7
Total Other Miscellaneous Expense	$974	$861	$113

Due to the recent global financial crisis and the related losses incurred by the FDIC Deposit Insurance Fund, we were recently advised that during 2009 there will be a substantial increase in the FDIC insurance premium rates charged to insured banks.  Based on preliminary estimates, our FDIC related expense could increase between $200 thousand and $250 thousand per quarter, or $800 thousand to $1.000 million annually.  The FDIC also approved an interim rule in February 2009 that will institute a one-time special assessment of 20 cents per $100 of domestic deposits on the banking industry in order

Index

to quickly restore its Deposit Insurance Fund.  The FDIC’s Deposit Insurance Fund reserve ratio is required to be maintained at 1.15%.  Due to the high number of bank failures during 2008, the Deposit Insurance Fund’s reserve ratio stood at 0.40% at December 31, 2008.  The Company estimates that this one-time special assessment that was announced would result in approximately $1.500 million in additional non-interest expense during 2009.  Immediately following the FDIC’s special assessment announcement several comments were provided by member institutions and banking industry advocates, including the American Bankers Association, recommending that the FDIC consider alternative Deposit Insurance Fund funding options including an increase in the FDIC’s line of credit with the U.S. Department of Treasury.  The FDIC’s Chairperson followed with a public statement indicating the special assessment could be reduced to 10 basis points if an increase in the line of credit with the U.S. Treasury Department were granted.  In the event, the special assessment were reduced from 20 basis points to 10 basis points, we estimate that the Company would record approximately $750 thousand in additional non-interest expense during 2009.

Income Taxes.  Income tax expense decreased from $389 thousand during the first quarter of 2008 to $269 thousand during the first quarter of 2009.  The decrease in income tax expense was primarily due to a decrease in income before tax.  The effective tax rate decreased between periods, from 21.3% in the first quarter of 2008 to 20.0% in the first quarter of 2009.  In the first quarter of 2009 a larger proportion of our income was derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance.

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

Index

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, we determined that at March 31, 2009 the Bank was in a “1B” liquidity position.  Based on management’s internal rating system, a “1B” liquidity position means management can continue operating the Company in the normal course of business, but liquidity risk merits heightened attention.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Cash and cash equivalents	$46,933	$44,421
Available-for-Sale and Held-to-Maturity investment securities at estimated fair value less securities pledged for state and municipal deposits and borrowings	$30,385	$29,404
Total loan to total asset ratio	63.2%	63.1%
FHLBNY remaining borrowing capacity	$10,641	$7,032
Available correspondent bank lines of credit	$15,000	$15,000
Brokered certificate of deposit line of credit	$92,000	$0
Federal reserve bank discount window	$7,526	$8,435

Our overall liquidity position increased significantly between December 31, 2008 and March 31, 2009 due primarily to the approval to participate in a nationally recognized FDIC-approved brokered certificate of deposit program.  The $92.000 million facility allows us to bid weekly for FDIC-insured certificate of deposits as long as we continue to meet program conditions including maintaining our well-capitalized status.  The certificate of deposit terms range from 4-weeks to 3-years with higher levels of availability in the shorter term pools.  We did not utilize the brokered certificate of deposit facility during the first quarter of 2009.

At March 31, 2009 we maintained $46.933 million in cash and cash equivalents, $30.385 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $33.167 million of readily available lines of credit at other banks (excluding the brokered certificate of deposit line of credit) to fund any anticipated or unanticipated growth in earning assets.  This compares to $44.421 million in cash and cash equivalents, $29.404 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $30.467 million of readily available lines of credit at other banks on December 31, 2008.  In aggregate, these potential funding sources provided $202.485 million of short- and long-term liquidity at March 31, 2009, as compared to $104.292 million at December 31, 2008, a $98.193 million increase between periods.  Despite our significant loan growth during the first quarter of 2009, we improved our overall liquidity position.  Our total loan to total asset ratios of 63.2% at March 31, 2009 and 63.1% at December 31, 2008 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and stand-by letters of credit increased modestly between December 31, 2008 and March 31, 2009.  Commitments to extend credit and stand-by letters of credit totaled $144.430 million at March 31, 2009, versus $139.496 million at December 31, 2008, a $4.934 million or 3.5% increase.  The increase between periods was principally due to increases in commitments to fund commercial construction loans.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter.  We, however, will closely monitor our liquidity position over the next several quarters to assure adequate levels of short-term funding are available to fund our off balance commitments.

Index

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

Finally, during the first quarter of 2009, we received preliminary approval to participate in the Federal Reserve Bank of New York’s borrower in custody of collateral (“BICC”) program.  The BICC program is intended to provide member institutions with short-term borrowings secured by acceptable forms of collateral.  It is our intention to pledge eligible consumer loans under the BICC program providing for approximately $40 million of short-term credit availability.  It is our intention to use the BICC line of credit, infrequently and for borrowing periods less than 28 days, once final approval is obtained.  We anticipate obtaining final approval from the Federal Reserve Bank of New York before June 30, 2009.

F.  Capital Resources and Dividends

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by our management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to shareholders, while maintaining a sufficient capital base to provide for future expansion and complying with all regulatory standards.

Due to the moderate growth in total assets during the first quarter of 2009, total shareholders’ equity to total assets decreased from 7.29% at December 31, 2008 to 7.16% at March 31, 2009.  Between December 31, 2008 and March 31, 2009, total shareholders’ equity increased $602 thousand or 0.9%.  Total shareholders’ equity was $68.061 million at March 31, 2009, as compared to $67.459 million at December 31, 2008.  The net increase in shareholders’ equity between periods was due to a few factors, some positive and some negative.  During the first quarter of 2009 we recorded net income of $1.073 million.  We also recorded a $454 thousand positive change in net unrealized loss on investment securities, net of tax, due to a general decrease in the level of interest rates, and a $73 thousand positive adjustment to accumulated other comprehensive income to record the change in the net actuarial loss of defined benefit plan, net of tax.  This amount was offset by an equal amount of pension expense (net of tax) recorded through the Company’s income statement during the first quarter of 2009.  The increase to shareholders’ equity was offset, in part, by cash dividend payments totaling $998 thousand in the first quarter of 2009.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of tier 1 capital to average assets and tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a tier 1 capital to average assets ratio of 5.0%, a tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at March 31, 2009 and December 31, 2008.  In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Company’s tier 1 capital to average assets ratio, tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at March 31, 2009 were 7.02%, 9.81% and 11.06%, respectively.  This compares to 7.33%, 10.26% and 11.46%, respectively, at December 31, 2008.  The decrease in these capital ratios between the periods was primarily due to growth in the Company’s total assets between December 31, 2008 and March 31, 2009.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At March 31, 2009, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $5.465 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

Index

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable due to the Company’s Smaller Reporting Company status.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At March 31, 2009 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the first quarter of 2009 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 13, 2009.

Index

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B.  Not applicable.

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

None

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended March 31, 2009.

ITEM 4: Submission of Matters to a Vote of Security Holders

On February 27, 2009, the Company held a Special Meeting of Shareholders to approve an amendment to the Company’s Restated Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock, no par value per share.

On the record date for the Special Meeting of Shareholders, January 9, 2009, 10,503,704 shares of the Company’s common stock, par value $.01 per share, were issued and outstanding and eligible to be voted.  At the meeting the proposal was approved by the shareholders.  A total of 8,018,700 shares were voted at the meeting, 6,960,636 for, 903,233 against and 154,831 abstain.

The authorization of preferred shares was required per the terms of the CPP.  Although the Board of Directors of the Company thereafter elected not to participate in the CPP, the Restated Certificate of Incorporation was filed with the New York Secretary of State on March 26, 2009.  The Restated Certificate of Incorporation, as filed, allows the Board of Directors to issue preferred shares in the future if deemed appropriate.  Currently, there are no plans to issue preferred securities.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Date:	May 7, 2009

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Date:	May 7, 2009

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