Form 10-Q
period 2009-06-30
Wilber CORP
filed 2009-08-07
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐ TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to__________

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

As of August 3, 2009 there were issued and outstanding 10,503,704 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

RECENT DEVELOPMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at June 30, 2009 and December 31, 2008
	D.	Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008
	E.	Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008
	F.	Liquidity
	G.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

ITEM 4T:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

RECENT DEVELOPMENTS

Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund Assessments.  On May 22, 2009, the Board of Directors of the FDIC announced that it will levy a special assessment premium on FDIC insured institutions as part of the FDIC’s efforts to rebuild its Deposit Insurance Fund and help maintain public confidence in the banking system.  The special assessment premium is based on each insured depository institution’s total assets, less Tier 1 capital as of June 30, 2009.  The special assessment will be collected on September 30, 2009.  In accordance with accounting guidance issued in connection with the announcement, during the second quarter of 2009 we recorded $437 thousand of FDIC premium expense for the special assessment in addition to a quarterly premium of $137 thousand.  Due to the high number of bank failures during 2008 and 2009 there was a significant increase in the claims filed against the FDIC’s Deposit Insurance Fund, causing it to fall below its required reserve ratio.  The special assessment premium serves as one component of a broader fund restoration plan.  The FDIC reserves the right to charge additional special assessment premiums in future periods.  During the six-month period ended June 30, 2009, we recorded $665 thousand in FDIC insurance related non-interest expense, as compared to $38 thousand during the six-month period ended June 30, 2008.

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,
in thousands except share and per share data	2009	2008
Assets
Cash and Due from Banks	$8,827	$8,467
Interest Bearing Balances with Banks	15,039	35,475
Federal Funds Sold	663	479
Total Cash and Cash Equivalents	24,529	44,421
Securities
Trading, at Fair Value	1,044	1,155
Available-for-Sale, at Fair Value	205,531	216,744
Held-to-Maturity, Fair Value of $64,434 at June 30, 2009
and $45,009 at December 31, 2008	63,760	44,454
Other Investments	5,819	5,693
Loans Held for Sale	809	118
Loans	607,225	583,861
Allowance for Loan Losses	(8,838)	(7,564)
Loans, Net	598,387	576,297
Premises and Equipment, Net	6,350	6,482
Bank Owned Life Insurance	16,695	16,402
Goodwill	4,619	4,619
Intangible Assets, Net	57	107
Other Assets	7,764	8,382
Total Assets	$935,364	$924,874

Liabilities and Shareholders’ Equity
Deposits:
Demand	$74,531	$72,168
Savings, NOW and Money Market Deposit Accounts	399,298	330,158
Certificates of Deposit (Over $100M)	116,813	149,332
Certificates of Deposit (Under $100M)	168,687	192,119
Other Deposits	25,595	22,096
Total Deposits	784,924	765,873
Short-Term Borrowings	14,565	21,428
Long-Term Borrowings	57,794	59,970
Pension Liability	867	869
Other Liabilities	8,400	9,275
Total Liabilities	866,550	857,415

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at June 30, 2009
and December 31, 2008	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	95,003	93,966
Accumulated Other Comprehensive Loss	(2,242)	(2,560)
Treasury Stock at Cost, 3,457,960 Shares at June 30, 2009
and December 31, 2008	(28,311)	(28,311)
Total Shareholders’ Equity	68,814	67,459
Total Liabilities and Shareholders’ Equity	$935,364	$924,874

See accompanying notes to interim unaudited consolidated financial statements.

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands except share and per share data	2009	2008	2009	2008
Interest and Dividend Income
Interest and Fees on Loans	$8,841	$7,735	$17,737	$15,649
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,342	2,699	4,702	5,200
State and Municipal Obligations	408	596	848	1,204
Other	156	96	213	197
Interest on Federal Funds Sold and Interest Bearing
Balances at Other Banks	18	172	32	448
Total Interest and Dividend Income	11,765	11,298	23,532	22,698

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	835	973	1,791	2,067
Certificates of Deposit (Over $100M)	800	1,188	1,824	2,443
Certificates of Deposit (Under $100M)	1,395	2,038	3,062	4,176
Other Deposits	124	133	250	302
Interest on Short-Term Borrowings	15	40	53	129
Interest on Long-Term Borrowings	657	567	1,321	1,077
Total Interest Expense	3,826	4,939	8,301	10,194
Net Interest Income	7,939	6,359	15,231	12,504
Provision for Loan Losses	950	175	2,150	400
Net Interest Income After Provision for Loan Losses	6,989	6,184	13,081	12,104

Non-Interest Income
Trust Fees	388	426	712	821
Service Charges on Deposit Accounts	563	530	1,081	991
Commission Income	-	153	-	246
Investment Security Gains (Losses), Net	1,009	(19)	1,450	164
Net Gain on Sale of Loans	125	91	180	174
Increase in Cash Surrender Value of Bank Owned Life Insurance	147	157	294	308
Other Service Fees	59	43	124	107
Gain on Sale of Insurance Agency Subsidiary	-	628	-	628
Other Income	136	94	217	194
Total Non-Interest Income	2,427	2,103	4,058	3,633

Non-Interest Expense
Salaries	3,202	2,941	5,933	5,651
Employee Benefits	820	643	1,675	1,293
Occupancy Expense of Company Premises	473	492	1,060	997
Furniture and Equipment Expense	262	299	513	540
Computer Service Fees	426	379	838	592
Advertising and Marketing	126	163	282	355
Professional Fees	222	216	503	467
FDIC Premium Assessment	574	19	665	38
Loan Related Collection Expense	213	23	286	44
Net Loss on Impairment/Sale of Fixed Assets and Other
Real Estate	-	285	134	276
Other Miscellaneous Expenses	868	921	1,678	1,751
Total Non-Interest Expense	7,186	6,381	13,567	12,004
Income Before Taxes	2,230	1,906	3,572	3,733
Income Taxes	(637)	(499)	(906)	(888)
Net Income	$1,593	$1,407	$2,666	$2,845

Weighted Average Shares Outstanding	10,503,704	10,503,704	10,503,704	10,503,704
Basic Earnings Per Share	$0.15	$0.13	$0.25	$0.27

See accompanying notes to interim unaudited consolidated financial statements.

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399
Comprehensive Income:
Net Income	-	-	2,845	-	-	2,845
Change in Net Unrealized Gain (Loss) on Securities, Net of Taxes	-	-	-	541	-	541
Effect of Change in Measurement Date of Pension Plan	-	-	98	-	-	98
Adoption of EITF Issue No. 06-4, "Accounting for Deferred
Compensation and Postretirement Benefit Aspects of Endorsement
Split-Dollar Life Insurance Agreements"	-	-	(1,537)	-	-	(1,537)
Total Comprehensive Income	-	-		-	-	1,947
Cash Dividends ($0.19 per share)	-	-	(1,995)	-	-	(1,995)
Balance June 30, 2008	$140	$4,224	$93,029	$269	$(28,311)	$69,351

Balance December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$67,459
Comprehensive Income:
Net Income	-	-	2,666	-	-	2,666
Change in Net Unrealized Gain (Loss) on Securities, Net of Taxes	-	-	-	172	-	172
Change in the Net Actuarial Loss on Defined Benefit Plan, Net of Taxes	-	-	-	146	-	146
Total Comprehensive Income						2,984
Cash Dividends ($0.155 per share)	-	-	(1,629)	-	-	(1,629)
Balance June 30, 2009	$140	$4,224	$95,003	$(2,242)	$(28,311)	$68,814

See accompanying notes to interim unaudited consolidated financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
in thousands	2009	2008
Cash Flows from Operating Activities:
Net Income	$2,666	$2,845
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	2,150	400
Depreciation and Amortization	862	749
Net Amortization of Premiums and Accretion of Discounts on Investments	242	229
Loss on Disposal of Fixed Assets	-	185
Available-for Sale Investment Security Gains, Net	(1,432)	(260)
Other Real Estate Losses	134	91
Increase in Cash Surrender Value of Bank Owned Life Insurance	(294)	(308)
Net Decrease (Increase) in Trading Securities	129	(262)
Net (Gains)Losses on Trading Securities	(18)	96
Gain on Sale of Insurance Agency Subsidiary	-	(628)
Net Gain on Sale of Mortgage Loans	(180)	(174)
Originations of Mortgage Loans Held for Sale	(8,836)	(3,910)
Proceeds from Sale of Mortgage Loans Held for Sale	8,325	4,235
Increase in Other Assets	(189)	(33)
Decrease in Other Liabilities	(81)	(920)
Net Cash Provided by Operating Activities	3,478	2,335

Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	3,892	3,230
Proceeds from Maturities of Available-for-Sale Investment Securities	28,390	25,923
Proceeds from Sales and Calls of Available-for-Sale Investment Securities	54,889	10,992
Purchases of Held-to Maturity Investment Securities	(23,256)	-
Purchases of Available-for-Sale Investment Securities	(70,536)	(52,486)
Net Increase in Other Investments	(126)	(737)
Net Increase in Loans	(24,659)	(55,069)
Purchase of Premises and Equipment, Net of Disposals	(348)	(1,403)
Proceeds from Sale of Premises and Equipment	-	28
Proceeds from Sale of Insurance Agency Subsidiary	-	1,250
Proceeds from Sale of Other Real Estate	-	68
Net Cash Used by Investing Activities	(31,754)	(68,204)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	75,002	53,835
Net (Decrease) Increase in Certificates of Deposit	(55,951)	15,103
Net Decrease in Short-Term Borrowings	(6,863)	(2,818)
Increase in Long-Term Borrowings	-	16,000
Repayment of Long-Term Borrowings	(2,176)	(1,428)
Cash Dividends Paid	(1,628)	(1,995)
Net Cash Provided by Financing Activities	8,384	78,697
Net (Decrease)Increase in Cash and Cash Equivalents	(19,892)	12,828
Cash and Cash Equivalents at Beginning of Period	44,421	18,942
Cash and Cash Equivalents at End of Period	$24,529	$31,770

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$8,522	$9,988
Income Taxes	726	2,025
Non-Cash Investing Activities:
Change in Unrealized Gain on Securities, Net of Tax	172	541
Transfer of Loans to Other Real Estate	203	70

See accompanying notes to interim unaudited consolidated financial statements.

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated interim financial statements include the accounts of the Company, its wholly owned subsidiary Wilber National Bank (the "Bank"), and the Bank's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2008 was derived from the Company's 2008 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition, consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income as of December 31, 2008 and 2007.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of June 30, 2009, the consolidated statements of income for the three and six-month periods ended June 30, 2009 and 2008, the consolidated statements of cash flows and the consolidated statements of changes in shareholders' equity and comprehensive income for the six-month periods ended June 30, 2009 and 2008, should be read in conjunction with the 2008 consolidated financial statements, including the notes thereto.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Recently Adopted Accounting Pronouncements – On January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The statement amended the disclosure requirements for derivative financial instruments and hedging activities.  Expanded qualitative disclosures required under SFAS No. 161 include:  (i) how and why an entity used derivate financial instruments (ii) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations and (iii) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 also requires several added quantitative disclosures in financial statements.  As SFAS No. 161 amended only the disclosure requirements for derivate financial instruments and hedged items, the adoption had no impact on the Company’s financial statements.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for the Company’s financial assets and financial liabilities.  In accordance with the provisions of FASB Staff Positions (“FSP”) FSP 157-2, “Effective Date of FASB Statement No. 157”, the Company deferred the effective date of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of the fair value measurement provision of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on the Company’s financial statements.

Note 1.  Summary of Significant Accounting Policies, continued

In April 2009, the FASB issued three final FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  In particular, FASB issued FSP FAS 115-2 “Recognition and Presentation of Other-Than-Temporary-Impairment” (“FSP FAS 115-2”), FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”) and FSP FAS 107-1 and Accounting Principles Board (“APB”) APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”).

FSP FAS 115-2, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert; (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.   Under FSP FAS 115-2, declines in the fair value of held-to maturity and available-for –sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provisions of FSP FAS 115-2 during the second quarter of 2009.  Adoption of FSP FAS 115-2 did not significantly impact the Company’s financial statements.

FSP FAS 157-4, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP FAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP FAS 157-4 also amended SFAS No. 157, “Fair Value Measurements”, to expand certain disclosure requirements.  The Company adopted the provision of FSP FAS 157-4 during the second quarter of 2009.  Adoption of FSP FAS 157-4 did not significantly impact the Company’s financial statements.

FSP FAS 107-1 and APB 28-1, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  The new interim disclosure required by FAP FAS 107-1 and APB 28-1 are included in Note 7, Disclosures about Fair Value of Financial Instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 became effective for Company’s financial statement for periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not impact the Company’s financial statements.

Subsequent Events – As of August 5, 2009, there were no subsequent events that materially affected these unaudited consolidated interim financial statements.

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

The estimated fair value of the Company’s stand-by letters of credit was $22 thousand and $12 thousand at June 30, 2009 and December 31, 2008, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Note 4. Investment Securities

The amortized cost and fair value of investment securities are shown in the table below.  The trading securities are comprised of mutual funds and individual equity and debt securities held for the Company's executive deferred compensation plan.

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$27,934	$494	$6	$28,422
Mortgage-Backed Securities	166,789	3,082	276	169,595
Corporate Securities	7,170	240	5	7,405
Equity Securities	109	-	-	109
	$202,002	$3,816	$287	$205,531

Trading Portfolio	$1,228	$-	$184	$1,044

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$15,365	$247	$12	$15,600
Mortgage-Backed Securities	48,395	779	340	48,834
	$63,760	$1,026	$352	$64,434

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$36,205	$582	$11	$36,776
Mortgage-Backed Securities	176,116	2,815	103	178,828
Corporate Securities	1,047	-	35	1,012
Equity Securities	128	-	-	128
	$213,496	$3,397	$149	$216,744

Trading Portfolio	$1,391	$-	$236	$1,155

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$13,961	$194	$9	$14,146
Mortgage-Backed Securities	30,493	430	60	30,863
	$44,454	$624	$69	$45,009

The following tables provide information on temporarily impaired securities:

	June 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$983	$12	$65	$6	$1,048	$18
Mortgage-Backed Securities	53,545	616	-	-	53,545	616
Corporate Securities	-	-	1,033	5	1,033	5
	$54,528	$628	$1,098	$11	$55,626	$639

Note 4. Investment Securities, Continued

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$1,625	$20	$-	$-	$1,625	$20
Mortgage-Backed Securities	32,052	106	1,976	57	34,028	163
Corporate Securities	1,012	35	-	-	1,012	35
	$34,689	$161	$1,976	$57	$36,665	$218

The above unrealized losses are considered temporary, based on the following:

Obligations of states and political subdivisions, and corporate securities: The unrealized losses on these investments were caused by market interest rate increases since the time of purchase.  The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery, which may be to maturity, these investments are not considered other than temporarily impaired.

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by market interest rate differences between the time of purchase and the measurement date.  All of the contractual cash flows of these securities are issued or backed by various government agencies or government sponsored enterprises such as Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or to maturity, these investments are not considered other than temporarily impaired.

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

	Amortized	Estimated
in thousands	Cost	Fair Value
Available-for-Sale Securities
Due in One Year or Less	$6,623	$6,716
Due After One Year Through Five Years	30,749	31,464
Due After Five Years Through Ten Years	44,303	45,638
Due After Ten Years	120,218	121,604
	$201,893	$205,422

	Amortized	Estimated
in thousands	Cost	Fair Value
Held-to-Maturity Securities
Due in One Year or Less	$8,026	$8,144
Due After One Year Through Five Years	6,139	6,347
Due After Five Years Through Ten Years	18,911	19,518
Due After Ten Years	30,684	30,425
	$63,760	$64,434

Note 4. Investment Securities, Continued

Proceeds from sales and calls of available-for sale investment securities were $54.889 million and $10.992 million for the six months ended June 30, 2009 and 2008, respectively.  For the three months ended June 30, 2009, the Company recorded proceeds of $38.330 million and $510 thousand for the three months ended June 30, 2008.

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale and held-to-maturity securities:

	Three Month Ended		Six Month Ended
	June 30,		June 30,
in thousands	2009	2008	2009	2008
Gross Gains	$913	$-	$1,433	$263
Gross Losses	1	-	1	3
Net Securities Gains	$912	$-	$1,432	$260

Federal Home Loan Bank of New York and Federal Reserve Bank stock of $3.986 million at June 30, 2009 and $3.860 million at December 31, 2008 is carried at cost as fair values are not readily determinable.  Both investments are classified in other investments on the Company's consolidated statements of condition and are required for membership.  The Federal Home Loan Bank of New York common stock we own enables us to borrow funds under the Federal Home Loan Bank of New York advance program and qualify for membership.  Recent published reports indicate that certain member banks of the Federal Home Loan Bank system, which include eleven other regionally based Federal Home Loan Banks, may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of one of the banks in the Federal Home Loan Bank system, including the Federal Home Loan Bank of New York could be substantially diminished or reduced to zero.  Consequently, given that there is no market for our Federal Home Loan Bank of New York common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.  In addition, it is possible that the Federal Home Loan Bank of New York will discontinue or suspend its dividend payments to members in the event its regulatory capital levels diminish.  If either of these events occur, it may adversely affect our results of operations and financial condition.

At June 30, 2009, investment securities with an amortized cost of $221.106 million and an estimated fair value of $224.764 million were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

Note 5.  Employee Benefit Plans

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

The Components of Net Periodic Benefit Expense (Benefit) are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands	2009	2008	2009	2008
Service Cost	$38	$38	$76	$77
Interest Cost	240	227	480	454
Expected Return on Plan Assets	(279)	(363)	(558)	(727)
Net Amortization	119	-	237	-
	$118	$(98)	$235	$(196)

The Company recorded $73 thousand for the three months ended June 30, 2009 and $146 thousand for the six months ended June 30, 2009, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income.  The Company did not recognize this amortization expense in 2008.

Split-Dollar Life Insurance Plan

The Company offers split-dollar life insurance benefits to fifteen current and former members of senior management.  For the three months ended June 30, 2009, the Company recorded a net benefit cost related to this plan totaling $21 thousand, as compared to $54 thousand for the three months ending June 30, 2008.  For the six months ended June 30, 2009, the Company recorded a net benefit cost related to this plan totaling $42 thousand, as compared to $61 thousand for the six months ending June 30, 2008.

Note 6.  Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands	2009	2008	2009	2008
Unrealized Holding Gains (Losses) Arising During the Period, Net
of Tax (Pre-tax Amount of $453, ($2,056), $1,714 and $1,143)	$277	$(1,261)	$1,050	$700
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($912),
$0, ($1,432) and ($260))	(559)	-	(878)	(159)
Change in Pension Asset (Pre-tax Amount of $119, $0, $237
and $0)	73	-	146	-
Other Comprehensive Income	$(209)	$(1,261)	$318	$541

Note 7.  Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at June 30, 2009, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	June 30,
in thousands	Assets	Inputs	Inputs	2009
Trading Securities	$1,044	$-	$-	$1,044
Available-for-Sale Securities	-	205,531	-	205,531
Total	$1,044	$205,531	$-	$206,575

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

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), the Company had collateral-dependent impaired loans with a carrying value of approximately $10.870 million, which had specific reserves included in the allowance for loan and lease losses of $682 thousand at June 30, 2009.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral-dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral-dependent impaired loans are classified as Level 3.

The Company currently has eight properties recorded as other real estate owned.  Seven of these properties were the result of debts previously contracted and are carried at cost, as it is lower than market value.  The eighth property was the result of land previously purchased with the intent of development for branch operations, but development was later halted with the Company deciding to sell the property.  Through a third party appraisal performed in the first quarter of 2009, the Company recorded a $134 thousand charge to earnings related to this property.  The following table reports the fair value of this property as of June 30, 2009:

	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	June 30,
in thousands	Assets	Inputs	Inputs	2009
Other Real Estate Owned	$-	$277	$-	$277

Note 7. Disclosures about Fair Value of Financial Instruments, Continued

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

Loans Held for Sale
The fair value of loans held for sale approximates the carrying value.

Loans
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

Note 7. Disclosures about Fair Value of Financial Instruments, Continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
dollars in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$24,529	$24,529	$44,421	$44,421
Securities	276,154	276,828	268,046	268,601
Loans Held for Sale	809	809	118	118
Loans	607,225	604,551	583,861	591,511
Allowance for Loan Losses	(8,838)	(8,838)	(7,564)	(7,564)
Net Loans	598,387	595,713	576,297	583,947
Accrued Interest Receivable	3,362	3,362	3,340	3,340
Financial Liabilities:
Demand	$74,531	$74,531	$72,168	$72,168
Savings, NOW and Money
Market Deposit Accounts	399,298	399,298	330,158	330,158
Certificates of Deposit	285,500	291,472	341,452	345,774
Other Deposits	25,595	25,595	22,096	22,096
Borrowings	72,359	74,159	81,398	83,269
Accrued Interest Payable	1,151	1,151	1,195	1,195

ITEM 2:      Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at June 30, 2009 as compared to December 31, 2008, (ii) a comparison of our results of operations for the three-month period ended June 30, 2009, as compared to the three-month period ended June 30, 2008, and (iii) a comparison of our results of operations for the six-month period ended June 30, 2009, as compared to the six-month period ended June 30, 2008.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, non-interest income, non-interest expense and taxes.  Non-interest income includes trust fees, service charges on deposit accounts, commission income, net investment securities gains, the net gain on sale of loans, increase in the cash surrender value on bank owned life insurance, other service fees, and other income.  Non-interest expense consists of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premiums and other miscellaneous expenses.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates and regional credit conditions), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

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

Recently Issued Accounting Pronouncements not Yet Adopted.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which change the way entities account for securitizations and special-purpose entities.

SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to enhance reporting about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets.  SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  SFAS No. 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS No. 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009.  SFAS No. 168 is not expected to have a significant impact on the Company’s financial statements.

B. Financial Condition and Performance Overview

At June 30, 2009, we maintained a strong shareholders’ equity position.  We have not recorded any losses in the current period or any prior periods due to the origination or purchase of sub-prime assets, nor do we expect to record losses in foreseeable future periods from these activities.  In the normal course of our business, we did not originate, nor do we currently hold sub-prime or Alt-A residential mortgage loans or investment securities backed by sub-prime or Alt-A mortgage loans.  In addition, we also continued to maintain adequate levels of liquidity.  The substantial majority of our funding is provided by customer deposits, which have not been materially adversely affected by the global financial crisis through June 30, 2009.

During the first half of 2009, however, we began to experience a noticeable decline in some of our loan quality measures.  The amount of non-performing loans, impaired loans, delinquent loans and potential problem loans increased during the first six months of 2009. In addition, due largely to the deterioration in the credit-worthiness of one large commercial borrower, net charge-offs increased substantially during the first six months of 2009, versus the first six months of 2008.  These factors, coupled with a weak economic climate, resulted in an increase in the allowance for loan losses during the first half of 2009.  The allowance for loan losses was $8.838 million or 1.46% of total loans at June 30, 2009, as compared to $7.564 million or 1.30% of total loans at December 31, 2008.  Annualized net charge-offs totaled 0.30% of average loans outstanding during the first six months of 2009, as compared to 0.18% in the first six months of 2008.

Total assets increased from $924.874 million at December 31, 2008 to $935.364 million at June 30, 2009, a $10.490 million or 1.1% increase between the periods.  The increase in total assets was funded principally by an increase in customer deposits, in particular, money market deposit accounts.  Due to the weakened state of the national economy and to maintain the Company’s strong shareholders’ equity and liquidity positions, during the second quarter of 2009 we changed the Company’s strategic focus to emphasize capital preservation and current period earnings, rather than asset growth.  This change in strategy resulted in a decrease in total assets during the second quarter of 2009, a modest increase in total shareholders’ equity and an increase in net income.

We recorded net income and earnings per share of $1.593 million and $0.15, respectively, for the three-month period ended June 30, 2009.  This compares to net income and earnings per share of $1.407 million and $0.13, respectively, for the quarterly period ended June 30, 2008. The $186 thousand increase in net income and $0.02 increase in earnings per share between comparable quarterly periods were primarily attributable to significant increases in net interest income and total non-interest income, offset by increases in the provision for loan losses, non-interest expense and income taxes.  The increase in non-interest income was largely driven by a significant increase in investment security gains during the second quarter of 2009, while the increase in non-interest expense was primarily due to a significant increase in our FDIC premium assessment.  Our return on average assets and return on average equity were 0.68% and 9.34% during the second quarter of 2009, as compared to, 0.66% and 8.08% during the second quarter of 2008, respectively.

For the six-month period ended June 30, 2009, we recorded net income and earnings per share of $2.666 million and $0.25, respectively.  This compares to $2.845 million in net income and $0.27 in earnings per share in the comparable six-month period ended June 30, 2008.  The $171 thousand or 6.3% decrease in net income and $0.02 decrease in earnings per share between comparable periods were due to several factors.  Over comparable six-month periods, we recorded a significant increase in net interest income and non-interest income.  The increase in net interest income between comparable six-month periods totaling $2.727 million or 21.8% was due, in large part, to a significant increase in average loans outstanding (our highest yield earning asset) and a significant decrease in the cost of interest-bearing liabilities.  In addition, due primarily to the low interest rate environment that prevailed during the first six months of 2009, we sold or had called $54.889 million of our available-for-sale investment securities and recorded significant gains on the sale of these securities.  In particular, we sold a significant amount of mortgage-backed securities which began to experience an increase in prepayments and a decrease in yield.  The improvements in net interest income and non-interest income were offset by a significant increase in the provision for loan losses and non-interest expense.  The increase in the provision for loan losses was due to the general deterioration in most of our loan quality metrics between comparable six-month periods.  The increase in non-interest expense between comparable six-month periods can be largely attributed to significant increases in our FDIC premium assessment, employee benefits expense and computer service fees.  Our return on average assets and return on average equity were 0.57% and 7.91% during the first half of 2009, as compared to, 0.68% and 8.19% during the first half of 2008, respectively.

Our dividend payout ratio was 62% during the first half of 2009.  We declared and paid dividends totaling $0.155 per share during the first six months of 2009 on earnings per share of $0.25.  Due to the decrease in current earnings and the need to preserve the Company’s capital resources, particularly in these uncertain economic times, the Company’s Board of Directors declared a $0.06 dividend per share for the second quarter of 2009.  This compares to a $0.095 dividend per share in the first quarter of 2009, a $0.035 decrease per share between the periods.

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

	For the Three Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$522	$0	0.00%	$18,776	$100	2.14%
Interest bearing deposits	27,879	18	0.26%	13,942	72	2.08%
Securities ¹	274,432	2,906	4.25%	308,171	3,391	4.43%
Loans ²	602,911	8,841	5.88%	474,612	7,735	6.55%
Total earning assets	905,744	11,765	5.21%	815,501	11,298	5.57%

Non-earning assets	35,384			40,215
Total assets	$941,128			$855,716

Liabilities:
Savings accounts	$69,830	$55	0.32%	$70,034	$70	0.40%
Money market accounts	204,906	525	1.03%	131,748	630	1.92%
NOW accounts	118,891	255	0.86%	89,597	273	1.23%
Time & other deposit accounts	329,759	2,319	2.82%	350,837	3,359	3.85%
Borrowings	71,418	672	3.77%	61,979	607	3.94%
Total interest bearing liabilities	794,804	3,826	1.93%	704,195	4,939	2.82%

Non-interest bearing deposits	69,535			74,434
Other non-interest bearing liabilities	8,398			7,036
Total liabilities	872,737			785,665
Shareholders' equity	68,391			70,051
Total liabilities and shareholders' equity	$941,128			$855,716

Net interest income		$7,939			$6,359

Net interest rate spread ³			3.28%			2.75%

Net earning assets	$110,940			$111,306

Net interest margin 4			3.52%			3.14%

Net interest margin (tax-equivalent)			3.67%			3.36%

Ratio of earning assets to interest bearing liabilities	113.96%			115.81%

¹ Securities include trading, available-for-sale, held-to-maturity and other investments.  They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

² Average loans include loans held for sale, net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
³ Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
4 The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(Dollars in thousands)
Earning Assets:
Federal funds sold	$482	$0	0.00%	$22,889	$298	2.62%
Interest bearing deposits	31,231	32	0.21%	15,014	150	2.01%
Securities ¹	271,902	5,763	4.27%	298,802	6,601	4.44%
Loans ²	598,547	17,737	5.98%	461,167	15,649	6.82%
Total earning assets	902,162	23,532	5.26%	797,872	22,698	5.72%

Non-earning assets	36,478			39,240
Total assets	$938,640			$837,112

Liabilities:
Savings accounts	$68,870	$119	0.35%	$69,303	$151	0.44%
Money market accounts	193,428	1,189	1.24%	123,836	1,378	2.24%
NOW accounts	110,742	483	0.88%	85,845	538	1.26%
Time & other deposit accounts	344,449	5,136	3.01%	346,646	6,921	4.02%
Borrowings	75,259	1,374	3.68%	61,916	1,206	3.92%
Total interest bearing liabilities	792,748	8,301	2.11%	687,546	10,194	2.98%

Non-interest bearing deposits	68,913			72,206
Other non-interest bearing liabilities	8,986			7,473
Total liabilities	870,647			767,225
Shareholders' equity	67,993			69,887
Total liabilities and shareholders' equity	$938,640			$837,112

Net interest income		$15,231			$12,504

Net interest rate spread ³			3.15%			2.74%

Net earning assets	$109,414			$110,326

Net interest margin 4			3.40%			3.15%

Net interest margin (tax-equivalent)			3.57%			3.39%

Ratio of earning assets to interest bearing liabilities	113.80%			116.05%

¹ Securities include trading, available-for-sale, held-to-maturity and other investments.  They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

² Average loans include loans held for sale, net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
³ Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
4 The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Table of Non-Performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated:

	At June 30, 2009	At December 31, 2008
	(Dollars in thousands)
Loans in non-accrual status:
Residential real estate ¹	$330	$439
Commercial real estate	9,418	4,516
Commercial ²	1,339	843
Consumer	41	47
Total non-accruing loans	11,128	5,845
Loans contractually past due 90 days or more and still accruing interest	888	1,366
Troubled debt restructured loans	-	-
Total non-performing loans	12,016	7,211
Other real estate owned ³	360	158
Total non-performing assets	$12,376	$7,369
Total non-performing assets as a percentage of total assets	1.32%	0.80%
Total non-performing loans as a percentage of total loans	1.98%	1.24%

¹ Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
² Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.
³ Includes properties acquired through foreclosure or similar proceedings.

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$8,491	$6,965	$7,564	$6,977

Charge-offs:
Residential real estate ¹	0	0	0	7
Commercial real estate	475	9	475	88
Commercial ²	36	49	68	78
Consumer	323	256	723	442
Total charge-offs	834	314	1,266	615

Recoveries:
Residential real estate ¹	8	58	8	59
Commercial real estate	69	43	69	43
Commercial ²	29	1	35	17
Consumer	125	37	278	84
Total recoveries	231	139	390	203

Net charge-offs	603	175	876	412
Provision for loan losses	950	175	2,150	400
Balance at end of period	$8,838	$6,965	$8,838	$6,965

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.40%	0.15%	0.30%	0.18%

Allowance for loan losses to total loans	1.46%	1.39%	1.46%	1.39%

Allowance for loan losses to non-performing loans	74%	109%	74%	109%

¹ Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
² Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

C. Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Overview.  At June 30, 2009, we maintained a strong shareholders’ equity position.  Shareholders’ equity totaled $68.814 million or 7.36% of total assets.  This compares to $67.459 million or 7.29% of total assets at December 31, 2008.  The Company’s total capital to risk-weighted assets ratio, an important regulatory capital ratio, was 11.45% at June 30, 2009.  Per current regulatory standards, a bank holding company is considered to be adequately capitalized if this ratio is maintained at 8.0% or above.  Similarly, Wilber National Bank, the Company’s sole bank subsidiary, maintained an 11.46% total capital to risk-weighted assets ratio at June 30, 2009.  Banks are considered to be “well-capitalized” if they maintain a total capital to risk-weighted assets ratio at or above 10.0% and “adequately-capitalized” if they maintain a total capital to risk-weighted assets ratio of 8.0%.  We have not recorded any losses in the current period or any prior periods due to the origination or purchase of sub-prime or Alt-A residential mortgage assets, nor do we expect to record losses in future periods from these types of assets.  We expect to maintain adequate levels of shareholders’ equity for the foreseeable future.  Similarly, we expect Wilber National Bank to maintain its well-capitalized status for the foreseeable future.

Although we significantly increased total loans outstanding over the last several quarters, including the first and second quarters of 2009, we continue to maintain adequate levels of liquidity.  We continue to have access to various wholesale funding sources, including, lines of credit with other banks and brokered certificates of deposit, however, we have not unduly relied on these sources to fund our loan and investment activities.  The substantial majority of our funding is provided by customer deposits, a more stable funding source than the wholesale credit markets.

A weakening national and regional economy coupled with increases in the amount of non-performing loans, impaired loans, delinquent loans, potential problem loans, delinquent loans and net charge-offs prompted us to increase the amount of the allowance for loan losses during the first half of 2009.  The allowance for loan losses was $8.838 million or 1.46% of total loans at June 30, 2009, as compared to $7.564 million or 1.30% of total loans at December 31, 2008.

Total assets increased from $924.874 million at December 31, 2008 to $935.364 million at June 30, 2009, a $10.490 million or 1.1% increase between the periods.  The growth in total assets included a $23.364 million or 4.0% increase in total loans outstanding.  In particular, total loans outstanding increased from $583.861 million at December 31, 2008 to $607.225 million at June 30, 2009.  During 2008 and the first quarter of 2009, we concentrated our staffing, marketing and sales resources on growing our core business, in particular total loans and total deposits outstanding, and expanding our geographic territory to the Greater Syracuse and Capital District markets of New York State.  The increase in our total assets during these periods is reflective of these strategies.  In the second quarter of 2009, however, we changed our strategic focus to emphasize capital preservation rather than asset growth.  In connection with this modification in our strategic direction, we reduced the quarterly dividend payment to shareholders by $0.035 per share, from $0.095 per share in the first quarter of 2009 to $0.06 per share in the second quarter of 2009.  In addition, the Company’s total assets decreased $14.966 million or 1.6% during the second quarter of 2009, from $950.330 million at March 31, 2009 to $935.364 million at June 30, 2009.  By comparison, over the fifteen-month period that preceded March 31, 2009, during which time we focused our resources on asset growth, the Company’s total assets increased $156.650 million or 19.7%.

During the first half of 2009, the outstanding balances in our interest-bearing, non-maturity deposit account liabilities increased significantly due principally to municipal deposit growth.  Savings, NOW and money market deposit accounts (on a combined basis) increased $69.140 million or 20.9% during the period, from $330.158 million at December 31, 2008 to $399.298 million at June 30, 2009.  Increases in these categories of deposits were offset, in part, by significant decreases in certificates of deposit during this period.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of impaired loans, as well as the amount of specifically identified impairment, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.  Between December 31, 2008 and June 30, 2009 all of these loan quality metrics worsened with one exception.  The amount of specifically identified reserves on our impaired loans decreased from $1.160 million at December 31, 2008 to $685 thousand at June 30, 2009.

Total non-performing loans, which include non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $4.805 million during the first half of 2009, from $7.211 million at December 31, 2008 to $12.016 million at June 30, 2009.  At June 30, 2009, the total non-performing loans as a percentage of total loans outstanding were 1.98%.  This compares to 1.24% at December 31, 2008.  The increase in non-performing loans was due, in large part, to the deterioration in the credit-worthiness of two large commercial borrowers whose aggregate credit relationships totaled $5.283 million at June 30, 2009.  In addition, national economic conditions have negatively affected the central New York State economy in general, and, more specifically, several of our large commercial borrowers’ business operations.

Potential problem loans are loans that are currently performing, but where information about possible credit problems exists, which caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in the loans eventually moving to non-performing status.  The amount of potential problem loans may vary significantly from quarter to quarter due to the significant volume of commercial and commercial real estate loans in our portfolio with balances in excess of $1.000 million.  Between December 31, 2008 and June 30, 2009, the amount of potential problem loans increased $9.066 million, from $16.099 million at December 31 2008 to $25.165 million at June 30, 2009.  Several loans to large commercial borrowers were downgraded to potential problem loan status on our internal loan grading system.  We attribute the increase in potential problem loans during the first half of 2009 to a slowing regional economy and the related negative impact on our borrowers’ sales.  In particular, sales revenues for our borrowers’ retail, wholesale, manufacturing and services businesses have declined, as well as the lease revenues earned by our commercial real estate borrowers.  Potential problem loans represented 4.14% of our total loans at June 30, 2009, versus 2.76% at December 31, 2008.

The amount of net charge-offs increased over comparable six-month periods, from $412 thousand in the six-month period ended June 30, 2008 to $876 thousand in the six-month period ended June 30, 2009.  As a percent of average loans outstanding, net charge-offs increased from 0.18% in the first half of 2008 to 0.30% in the first half of 2009.  During the second quarter of 2009, we recorded a $400 thousand charge-off on one large commercial borrower.

Delinquent loans, which are loans that are currently performing, but where the borrower is 30 or more days late in making a scheduled payment, totaled $15.024 million or 2.47% of total loans outstanding at June 30, 2009.  By comparison, at December 31, 2008 delinquent loans totaled $6.095 million or 1.04% of total loans outstanding.  This represents an $8.929 million increase between the periods.  We attribute the increase in delinquent loans during the first half of 2009 to a slowing regional economy and the related impact on our borrowers’ ability to make timely payment of their debts.  Typically, we consider delinquent loans to be within management’s target range when it is less than 2.0% of total loans.  Many of the large commercial loans included in delinquent loans at June 30, 2009 have also been identified as potential problem loans.  Although we exceeded our preferred target range for delinquent loans at June 30, 2009, we have factored this condition into our allowance for loan losses.  In addition, management is making an effort to reduce the level of delinquent loans in future periods.

Impaired loans are commercial loans where management has determined that it is probable a borrower will be unable to pay all amounts due in accordance with contractual terms of the loan agreement.  The level of impaired loans increased from $8.620 million at December 31, 2008 to $11.552 million at June 30, 2009, a $2.932 million or 34.0% increase between the periods.  Although the level of impaired loans increased significantly during the six-month period ended June 30, 2009, the specific reserve allocated to the impaired loans decreased from $1.160 million at December 31, 2008 to $685 thousand at June 30, 2009.  We attribute the decrease in specific reserve allocations to management’s general practice of obtaining strong collateral positions in the loans we originate.  In addition, during the second quarter of 2009, we charged-off $400 thousand of principal balance on a large commercial borrower currently in non-performing and impaired loan status.

Based on the above factors, the allowance for loan losses increased between December 31, 2008 and June 30, 2009.  At June 30, 2009, the allowance for loan losses was $8.838 million or 1.46% of loans outstanding.  This compares to $7.564 million or 1.30% of loans outstanding at December 31, 2008, a $1.274 million or 16.8% increase between the periods.

The credit quality of our debt securities portfolio is strong.  At June 30, 2009, 99.1% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moody’s credit rating services; 86.2% were rated “AAA.”  This compares to 99.8% and 85.8%, respectively, at December 31, 2008.

Similarly, the credit quality of the insurance carriers that issued our bank-owned life insurance policies remained strong.  At June 30, 2009, we held fifty-six life insurance policies on fifteen current and former executives of the Company.  The cash surrender value of these policies at June 30, 2009 totaled $16.695 million.

D. Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

Overview.  Net income increased $186 thousand or 13.2% between the three-month period ended June 30, 2009 and the three-month period ended June 30, 2008.  During the second quarter of 2009, we recorded net income and earnings per share of $1.593 million and $0.15, respectively.  This compares to net income of $1.407 million and earnings per share of $0.13 during the second quarter of 2008.  The change in net income between the second quarter of 2008 and the second quarter of 2009 was largely attributable to four factors: (i) a significant increase in net interest income, (ii) a significant increase in net gain / (loss) on investment securities, (iii) a large increase in the provision for loan losses, and (iv) a significant increase in our FDIC premium assessment.

We recorded $7.939 million in net interest income during the second quarter of 2009, versus $6.359 million in the second quarter of 2008, a $1.580 million or 24.8% increase.  During 2008, we embarked on a market expansion and asset growth strategy.  The strategy included the acquisition of lending professionals in new geographic markets, namely the Greater Syracuse and Capital District markets in central and upstate New York.  Due primarily to this strategy, we increased our average earning assets from $815.501 million in the second quarter of 2008 to $905.744 million in the second quarter of 2009, a $90.243 million or 11.1% increase.  The combination of the growth in earning assets and decrease in our funding costs, as the general level of interest rates declined, caused the significant increase in net interest income between the periods.

In addition to the improvement in net interest income, net investment securities gains (losses) increased $1.028 million between the second quarter of 2008 and the second quarter of 2009.  In the three-month period ended June 30, 2008 we recorded a $19 thousand net loss on our investment securities portfolio, as compared to a $1.009 million net gain during the three-month period ended June 30, 2009.  During the second half of 2008 the general level of interest rates declined due to a slumping national economy. Interest rates remained low in the second quarter of 2009, providing us with the opportunity to sell selected securities in our available-for-sale portfolio at a price that exceeded the amortized cost of the security and capture gains on selected mortgage-backed securities in which effective yields began to decline due to accelerating prepayments on the securities’ mortgage collateral.  Accordingly, during the second quarter of 2009, we sold or had called $38.330 million of available-for-sale investment securities and recorded $912 thousand of net gains on these sales.  The remainder of the net gain on our securities portfolio, totaling $97 thousand, was due to an increase in value on our trading portfolio.

During the second quarter of 2009, we recorded $950 thousand in the provision for loan losses to increase the allowance for loan losses to an amount we deemed adequate to absorb probable and estimable losses.  This compares to $175 thousand recorded in the provision for loan losses during the second quarter of 2008.  Between June 30, 2008 and June 30, 2009, most of our loan quality metrics worsened.  In addition, our outstanding loan balances increased substantially between the periods.  These factors coupled with slumping national and regional economies caused us to significantly increase the provision for loan losses between the periods.

Total non-interest expenses increased $805 thousand or 12.6% between the second quarter of 2008 and the second quarter of 2009.  The largest contributing factor toward this increase was a $555 thousand increase in the FDIC premium assessment. During the second half of 2008 and the first half of 2009, the rate of bank failures rose substantially.  This created significant claims against the FDIC Deposit Insurance Fund, prompting the FDIC to raise its quarterly premium assessment, as well as charge a special assessment in May 2009 in an effort to restore the fund to its desired capitalization.  We recorded $574 thousand in FDIC premium assessment expense during the second quarter of 2009, as compared to $19 thousand in the second quarter of 2008.

The increase in net income resulted in an increase in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.68% in the second quarter of 2009, as compared to 0.66% in the second quarter of 2008.  Similarly, the return on average shareholders’ equity increased from 8.08% in the second quarter of 2008 to 9.34% in the second quarter of 2009.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the second quarter of 2009, net interest income comprised 77% of our net revenue (net interest income plus non-interest income).  This compares to 75% in the second quarter of 2008.  For the three-month period ended June 30, 2009, our net interest income was $7.939 million.  By comparison, for the three-month period ended June 30, 2008, our net interest income was $6.359 million.  The $1.580 million or 24.8% increase in net interest income between comparable periods was due to a significant increase in our earning asset balances, particularly loans, and a significant drop in funding costs.  The second quarter of 2009 marks the fifth consecutive quarter in which net interest income increased.  It also marks a new Company record for quarterly net interest income.

The yield on our earning assets decreased 36 basis points between comparable three-month periods, from 5.57% in the second quarter of 2008 to 5.21% in the second quarter of 2009.  Between September 2007 and December 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 500 basis points, from 5.25% to 0.25%, due to a rapidly slowing national economy.  This, in turn, caused a decrease in the national prime lending rate, an interest rate to which a significant portion of our loan portfolio is indexed.  These actions, along with decreases in other market interest rates, reduced the yield on all categories of earning assets between comparable quarters, which negatively affected interest income.  Between these periods, however, we embarked on a strategy to increase earning assets, particularly loans.  The increase in the average outstanding volume of our earning assets due to these efforts exceeded the decrease in interest income caused by lower earning asset yields.  We recorded $11.765 million of interest income during the second quarter of 2009, as compared to $11.298 million in the second quarter of 2008, a $467 thousand or 4.1% increase.  The interest income recorded on loans, our highest yielding and largest earning asset portfolio, increased $1.106 million, from $7.735 million in the second quarter of 2008 to $8.841 million in the second quarter of 2009, despite a 67 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $602.911 million in the second quarter of 2009, as compared to $474.612 million in the second quarter of 2008, a $128.299 million or 27.0% increase.

Between the second quarter of 2008 and the second quarter of 2009, the rate on all categories of interest bearing liabilities decreased.  The weighted average rate on all interest bearing liabilities totaled 2.82% in the second quarter of 2008, as compared to 1.93% in the second quarter of 2009.  Similarly, total interest expense decreased $1.113 million between comparable periods in spite of a $90.609 million or 12.9% increase in average outstanding interest bearing liabilities.  We recorded $3.826 million in total interest expense during the second quarter of 2009, as compared to $4.939 million in the second quarter of 2008.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During the second quarter of 2009 we recorded $525 thousand of interest expense on our money market deposit accounts at an average rate of 1.03%.  By comparison, during the second quarter of 2008 we recorded $630 thousand of interest expense at an average rate of 1.92%.  The 89 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $1.040 million between comparable quarters.  During the second quarter of 2009 the average rate paid on time and other deposit accounts was 2.82%, versus 3.85% in the second quarter of 2008, a 103 basis point decrease.

Due to the combination of changes in interest rates and the volume and composition of our earning assets and liabilities, our net interest margin increased between comparable quarters.  Net interest margin was 3.52% (3.67% tax equivalent) in the second quarter of 2009.  By comparison, net interest margin was 3.14% (3.36% tax equivalent) in the second quarter of 2008.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009 vs. 2008			2009 vs. 2008
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Earning assets:
Federal funds sold	$(50)	$(50)	$(100)	$(148)	$(150)	$(298)
Interest bearing deposits	(103)	49	(54)	(223)	105	(118)
Securities	(131)	(354)	(485)	(224)	(614)	(838)
Loans	(869)	1,975	1,106	(2,050)	4,138	2,088
Total earning assets	(1,153)	1,620	467	(2,645)	3,479	834

Interest bearing liabilities:
Savings accounts	(14)	(1)	(15)	(31)	(1)	(32)
Money market accounts	(366)	261	(105)	(766)	577	(189)
NOW accounts	(93)	75	(18)	(186)	131	(55)
Time & other deposit accounts	(833)	(207)	(1,040)	(1,696)	(89)	(1,785)
Borrowings	(25)	90	65	(70)	238	168
Total interest bearing liabilities	(1,331)	218	(1,113)	(2,749)	856	(1,893)

Change in net interest income	$178	$1,402	$1,580	$104	$2,623	$2,727

Net interest income increased $1.580 million between the second quarter of 2008 and the second quarter of 2009.  Between the periods we recorded a $467 thousand increase in interest income and a $1.113 million decrease in interest expense.  The increase in interest income between comparable quarters was driven by a significant increase in the average loan balances outstanding.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume of money market accounts, NOW accounts and borrowings.

Between September 2007 and December 2008, the Federal Open Market Committee lowered the federal funds target rate by 500 basis points due to a weakening national economy.  The precipitous drop in the federal funds rate and other market interest rates caused a significant reduction in both our interest-earning asset yields and interest-bearing liability costs.  Conversely, our strategy to increase the Company’s earning assets contributed to increases in both interest income and interest expense due to volume factors.  More specifically, net interest income increased $1.402 million between the second quarter of 2008 and the second quarter of 2009 due to volume factors, as compared to $178 thousand due to rate factors.  Between the second quarter of 2008 and the second quarter of 2009, the volume of earning assets (on a net basis) increased $90.243 million, including a $128.299 million increase in average loans outstanding between the periods.

Throughout 2007, 2008 and the first quarter of 2009, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we steadily increased the average outstanding balances in our loan portfolio over the last several quarters.  The growth in the loan portfolio contributed $1.975 million of additional interest income between comparable quarters.  This improvement, however, was offset by an $869 thousand decrease in interest income due to a decrease in the average yield on loans between comparable quarters as market interest rates dropped.  Due to these two factors, the interest income recorded on loans increased $1.106 million between comparable quarters.

We recorded only $18 thousand in interest income on federal funds sold and interest bearing deposits (at other banks) during the second quarter of 2009.  By comparison, during the second quarter of 2008, we recorded $172 thousand in interest income on federal funds sold and interest bearing deposits.  Short term interest rates, including overnight investment interest rates dropped precipitously between June 30, 2008 and June 30, 2009 as the U.S. economy slid into recession.  In addition, during the fourth quarter of 2008, the Federal Reserve Bank of New York changed its long standing policy of not paying interest on required and excess reserves held by member institutions to paying interest on required and excess reserves.  Given the comparable Federal Reserve deposit interest rate and the open market rates for federal funds sold during the second quarter of 2009, we invested the large majority of our overnight excess reserve balances at the Federal Reserve Bank of New York during the second quarter of 2009.  Due to these factors, the combined interest income on federal funds sold and interest bearing deposits decreased $154 thousand, $153 thousand, of which, was attributable to rate.

The interest income recorded on the investment securities portfolio decreased $485 thousand between the second quarter of 2008 and the second quarter of 2009 due to both rate and volume factors.  During the last three quarters of 2008 and the first two quarters of 2009, we significantly increased the average volume of loans outstanding.  To help fund this growth in loans outstanding and take advantage of an increase in the value of our available-for-sale investment securities portfolio, we reduced our average investment securities balances outstanding by $33.739 million between comparable periods.  Similarly, due to a declining interest rate environment, the yield on our investment securities portfolio decreased from 4.43% in the second quarter of 2008 to 4.25% during the second quarter of 2009.  Between comparable periods, the interest income earned on investment securities decreased $354 thousand due to volume, and $131 thousand due to rate factors.

We recorded $2.319 million in interest expense on time and other deposit accounts during the second quarter of 2009, as compared to $3.359 million in the second quarter of 2008.  We offered lower rates of interest on new and renewed certificates as market interest rates dropped between the later part of 2007 and June 30, 2009.  As interest rates dropped, many of our customers opted to deposit their funds in non-maturity deposit accounts, primarily money market deposit accounts.  The decrease in interest rates and the corresponding decline in time and other deposit account balances drove down interest expense $1.040 million or 31.0% between comparable quarters, $833 thousand due to rate and $207 thousand due to volume.

Interest expense on money market deposit accounts decreased $105 thousand between the second quarter of 2008 and the second quarter of 2009.  As short-term interest rates decreased between comparable quarters, we lowered the interest rate paid on money market deposit accounts causing a $366 thousand decrease in interest expense due to rate factors.  Between comparable quarters, however, we increased the average volume of money market accounts outstanding due to an increase in municipal deposits.  This increased interest expense on this deposit liability portfolio $261 thousand between comparable quarters due to volume factors.

In 2008 we decreased the interest rates paid on statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a slight decrease in the average outstanding balances on these accounts.  These factors resulted in a $15 thousand decrease in interest expense between the second quarter of 2008 and the second quarter of 2009, $14 thousand of which was due to rate factors.

The average rate paid on NOW accounts decreased from 1.23% in second quarter of 2008 to 0.86% in the second quarter of 2009.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $89.597 million in the second quarter of 2008 to $118.891 million in the second quarter of 2009 due principally to an increase in municipal deposit accounts.  Between comparable periods, interest expense on NOW accounts decreased $18 thousand.  The increase in the volume of NOW accounts increased interest expense $75 thousand between comparable periods, but was offset by a $93 thousand decrease in interest expense due to a decrease in rate.

In the second half of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The interest rates on these new long-term borrowings were generally less than the interest rates on maturing long-term borrowings, which dropped our average cost of borrowings from 3.94% in the second quarter of 2008 to 3.77% in the second quarter of 2009.  An increase in the average volume of borrowings increased interest expense by $90 thousand, while the decrease in the average rate paid on borrowings decreased interest expense by $25 thousand, resulting in a $65 thousand net increase in interest expense on borrowings.

Provision for Loan Losses.  We recorded $950 thousand in the provision for loan losses in the second quarter of 2009.  This compares to $175 thousand for the second quarter of 2008, a $775 thousand increase.  The provision for loan losses increased due to an increase in non-performing loans, impaired loans, delinquent loans, potential problem loans, as well as difficult economic conditions.  In addition net charge-offs increased from $175 thousand in the second quarter of 2008 to $603 thousand in the second quarter of 2009.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains (losses), net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  In addition, during the second quarter of 2008, we sold our ownership interest in our former insurance agency subsidiary and recorded a gain on the sale.  Non-interest income increased in the second quarter of 2009, as compared to the second quarter of 2008 due principally to a significant increase in net investment securities gains.  Specifically, total non-interest income increased from $2.103 million in the second quarter of 2008 to $2.427 million in the second quarter of 2009, a $324 thousand or 15.4% increase.

During the second quarter of 2009, we recorded $912 thousand of net gains on the sale and call of $38.330 million of available-for-sale investment securities.  This compares to no net gains recorded during the second quarter of 2008.  As interest rates remained near historical lows during the second quarter of 2009, we captured gains by selling selected available-for-sale investment securities.  In addition, we recorded $97 thousand of net investment securities gains on our trading portfolio in the second quarter of 2009.  This compares to $19 thousand in net investment securities loss on the trading portfolio during the second quarter of 2008.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

During the second quarter of 2008, we recorded $153 thousand of commission income, versus no commission income in the second quarter of 2009.  During the second quarter of 2008, we sold our ownership interest in Mang–Wilber LLC, our former insurance agency subsidiary, thereby eliminating the commission revenue associated with this line of business. In addition, during the second quarter of 2008, we recorded a $628 thousand gain in connection with the sale of the agency.  We did not execute any similar transactions during the second quarter of 2009.

During the second quarter of 2009, we earned $388 thousand in trust fees.  This compares to $426 thousand in the second quarter of 2008, a $38 thousand or 8.9% decrease.  The decrease in trust fees between comparable periods was primarily attributed to a decline in estate settlement fees between the periods.  During the second quarter of 2008, we recorded $36 thousand in estate settlement fees, as compared to no estate settlement fees in the second quarter of 2009.

The net gain recorded on the sale of loans totaled $125 thousand in the second quarter of 2009.  This compares to $91 thousand in the second quarter of 2008, a $34 thousand or 37.4% increase between the comparable quarters.  Between comparable quarters, the premiums we earn on residential mortgage loans originated by our Provantage Home Loan Division and sold into the secondary residential mortgage market increased.  Residential mortgage interest rates dropped precipitously between the second quarter of 2008 and the second quarter of 2009, spurring a moderate wave of refinancing activity in our markets.

The increase in non-interest income between the second quarter of 2008 and the second quarter of 2009 was also affected by a $33 thousand increase in service charges on deposit accounts due principally to fee increases implemented by management and a $16 thousand increase in other service fees.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessments, loan related collection expense, net loss on the impairment / sale of fixed assets and other real estate and other miscellaneous expenses.  Total non-interest expense increased $805 thousand or 12.6% on a comparable quarter basis, from $6.381 million in the second quarter of 2008 to $7.186 million in the second quarter of 2009.  The substantial increase in total non-interest expense between comparable quarters was due to several factors, including a significant increase in our FDIC premium assessment, increases in salaries and benefits expense, a substantial increase in loan related collection expense, and to a lesser extent, an increase in computer service fees.

During the second quarter of 2009, we recorded $3.202 million in salaries expense, versus $2.941 million in the second quarter of 2008, a $261 thousand or 8.9% increase between the periods.  Between comparable periods, we recorded a $170 thousand net increase on our executive deferred compensation plan.  The remainder of the net increase was principally due to wage increases between comparable periods and the recording of a $50 thousand accrual for the Bank’s annual incentive plan during the second quarter of 2009.

We recorded $820 thousand in employee benefits expense during the second quarter of 2009, versus $643 thousand in the second quarter of 2008, a $177 thousand or 27.5% increase between the periods.  The increase in employee benefits expense between the periods was largely due a significant increase in pension expense.  During the second quarter of 2009, we recorded a $118 thousand pension expense, as compared to a $98 thousand net pension benefit in the second quarter of 2008.  The Company’s defined benefit plan pension assets performed well for several years preceding 2008.  Due to significant declines in the equity markets, however, the pension assets lost substantial value by the end of 2008 causing us to record a net expense in the second quarter of 2009 despite freezing plan benefits in 2006.  We recorded decreases or slight increases in most other categories of employee benefits expense between the periods, with the exception of other benefits expense, which decreased $48 thousand.

We recorded $574 thousand in FDIC premium assessment expense during the second quarter of 2009, as compared to $19 thousand in the second quarter of 2008.  During the second half of 2008 and the first half of 2009, the rate of bank failures rose substantially.  This created significant claims against the FDIC Deposit Insurance Fund, prompting the FDIC to raise its quarterly premium assessment, as well as charge a special assessment in an effort to restore its Deposit Insurance Fund to its desired capitalization.  We anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively, potentially including additional special assessments during 2009 and beyond.

On a combined basis, occupancy expense of company premises and furniture and fixture expense decreased $56 thousand or 7.1%, from $791 thousand in the second quarter of 2008 to $735 thousand in the second quarter of 2009.  During the second quarter of 2008, we incurred various equipment and equipment maintenance related expenses associated with the conversion of various computer systems.  Similar expenses were not incurred in the second quarter of 2009.

Computer service fees increased $47 thousand or 12.4% between comparable quarters, from $379 thousand in the second quarter of 2008 to $426 thousand in the second quarter of 2009.  During 2008, we transferred our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  Due to the change in our core operating system environment, we incurred $63 thousand of additional vendor-related expenses between comparable quarters.

During the second quarter of 2009, we incurred $126 thousand of advertising and marketing expenses.  This compares to $163 thousand in the second quarter of 2008, a $37 thousand or 22.7% decrease.  During the second quarter of 2008, we incurred significant advertising expenses to launch our entry into the Greater Syracuse and Capital District, New York markets.  These efforts were substantially curtailed during the second quarter of 2009.

Loan related collection expenses include the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During the second quarter of 2009, we incurred and paid past due taxes and lapsed insurance premiums for several large or delinquent borrowers and incurred $213 thousand in expense related to these payments.  By comparison, we incurred $23 thousand in similar expenses during the second quarter of 2008.

During the second quarter of 2009, we did not incur any losses or gains on the impairment or sale of fixed assets or other real estate.  During the second quarter of 2008, however, we recorded a $285 thousand in net loss on the impairment / sale of fixed assets and other real estate.  We abandoned the development of a branch office in Dewitt, New York (Onondaga County) and recorded a $178 thousand expense for site planning, architectural design, and engineering studies in the second quarter of 2008.  In addition, during the same quarter we recorded $100 thousand in losses on the sale of other real estate owned.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the second quarter of 2009 other miscellaneous expenses decreased $53 thousand or 5.8%, from $921 thousand in the second quarter of 2008 to $868 thousand in the second quarter of 2009.   Between comparable quarterly periods, postage and shipping increased $34 thousand, while travel and entertainment and minority interest expense decreased $42 thousand and $36 thousand, respectively.  We recorded minority interest expense in the second quarter of 2008 to recognize our partner’s ownership interest in our former insurance agency subsidiary.

Income Taxes.  Income tax expense increased from $499 thousand during the second quarter of 2008 to $637 thousand during the second quarter of 2009.  The increase in income tax expense was primarily due to an increase in income before tax between comparable periods.  The effective tax rate increased between periods, from 26.2% in the second quarter of 2008 to 28.6% in the second quarter of 2009.  In the second quarter of 2009 a smaller proportion of our income was derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance.

E. Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008

Overview.  Net income decreased $179 thousand or 6.3% between the six-month period ended June 30, 2009 and the six-month period end June 30, 2008.  During the six months ended June 30, 2009, we recorded net income and earnings per share of $2.666 million and $0.25, respectively.  This compares to net income of $2.845 million and earnings per share of $0.27 during the six months ended June 30, 2008.  The change in net income between the comparable six-month periods was largely attributable to four factors: (i) a significant increase in net interest income, (ii) a significant increase in net gain / (loss) on investment securities, (iii) a large increase in the provision for loan losses, and (iv) a significant increase in non-interest expense, including our FDIC premium assessment.

We recorded $15.231 million in net interest income during the six-month period ended June 30, 2009, versus $12.504 million in the six-month period ended June 30, 2008, a $2.727 million or 21.8% increase.  During 2008, we embarked on a market expansion and asset growth strategy.  The strategy included the acquisition of lending professionals in new geographic markets, namely the Greater Syracuse and Capital District markets in central and upstate New York.  Due primarily to this strategy, we increased our average earning assets from $797.872 million in the first half of 2008 to $902.162 million in first half of 2009, a $104.290 million or 13.1% increase.  The combination of the growth in earning assets and decrease in our funding costs, as the general level of interest rates declined, caused the significant increase in net interest income between the periods.

In addition to the improvement in net interest income, net investment securities gains (losses) increased $1.286 million between the comparable six-month periods.  In the first half of 2008, we recorded a $164 thousand net gain on our investment securities portfolio, as compared to a $1.450 million net gain during the first half of 2009.  During the second half of 2008 the general level of interest rates declined due to a slumping national economy. Interest rates remained low in the first half of 2009, providing us with the opportunity to sell selected securities in our available-for-sale portfolio at a price that exceeded the amortized cost of the security.  Accordingly, during the first half of 2009, we sold or had called $54.889 million of available-for-sale investment securities and recorded $1.432 million of net gains on these sales.  The remainder of the net gain on our securities portfolio totaling $18 thousand was due to an increase in value on our trading portfolio.

During the first half of 2009, we recorded $2.150 million in the provision for loan losses.  This compares to $400 thousand recorded in the provision for loan losses during the first half of 2008.  Between comparable periods most of our loan quality metrics worsened.  In addition, our outstanding loan balances increased substantially between the periods.  These factors coupled with slumping national and regional economies caused us to significantly increase the provision for loan losses between the periods, which, in turn increased the allowance for loan losses to an amount we deemed adequate to absorb probable and estimable losses

Total non-interest expenses increased $1.563 million or 13.0% between the first half of 2008 and the first half of 2009.  The largest contributing factor toward this increase was a $627 thousand increase in the FDIC premium assessment. During the second half of 2008 and the first half of 2009, the rate of bank failures rose substantially.  This created significant claims against the FDIC Deposit Insurance Fund, prompting the FDIC to raise its quarterly premium assessment, as well as charge a special assessment in an effort to restore the fund to its desired capitalization.  We recorded $665 thousand in FDIC premium assessment expense during the six-month period ended June 30, 2009, as compared to $38 thousand in the six-month period ended June 30, 2008.  In addition, salaries expense, employee benefits, computer services fees and loan related collection expenses all increased significantly between comparable six-month periods.

The decrease in net income resulted in decreases in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.57% in the first half of 2009, as compared to 0.68% in the first half of 2008.  Similarly, the return on average shareholders’ equity decreased from 8.19% in the first half 2008 to 7.91% in the first half of 2009.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first half of 2009, net interest income comprised 79% of our net revenue (net interest income plus non-interest income).  This compares to 77% in the first half of 2008.  For the six-month period ended June 30, 2009, our net interest income was $15.231 million.  By comparison, for the six-month period ended June 30, 2008, our net interest income was $12.504 million.  The $2.727 million or 21.8% increase in net interest income between comparable six-month periods was due to a significant increase in our earning asset balances, particularly loans, and a significant decrease in funding costs.

The yield on our earning assets decreased 46 basis points between comparable six-month periods, from 5.72% in the first half of 2008 to 5.26% in the first half of 2009.  Between September 2007 and December 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 500 basis points, from 5.25% to 0.25%, due to a rapidly slowing national economy.  This, in turn, caused a decrease in the national prime lending rate, an interest rate to which a significant portion of our loan portfolio is indexed.  These actions, along with decreases in other market interest rates, reduced the yield on all categories of earning assets between comparable six-month periods, which negatively affected interest income.  During 2008 we implemented a strategy to increase earning assets, particularly loans.  The increase in the average outstanding volume of our earning assets due to these efforts offset a substantial portion of the decrease in interest income caused by lower earning asset yields.  We recorded $23.532 million of interest income during the first half of 2009, as compared to $22.698 million in the first half of 2008, an $834 thousand or 3.7% increase.  The interest income recorded on loans, our highest yielding and largest earning asset portfolio, increased $2.088 million, from $15.649 million in the first half of 2008 to $17.737 million in the first half of 2009, despite an 84 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio increased from $461.167 million in the first half of 2008 to $598.547 million in the first half of 2009, a $137.380 million or 29.8% increase.

Between the first half of 2008 and the first half of 2009, the rate on all categories of interest bearing liabilities decreased.  The weighted average rate on all interest bearing liabilities totaled 2.98% in the first half of 2008, as compared to 2.11% in the first half of 2009.  Similarly, total interest expense decreased $1.893 million between comparable periods in spite of a $105.202 million or 15.3% increase in average outstanding interest bearing liabilities.  We recorded $8.301 million in total interest expense during the first half of 2009, as compared to $10.194 million in the first half of 2008.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During the first half of 2009, we recorded $1.189 million of interest expense on our money market deposit accounts at an average rate of 1.24%.  By comparison, during the first half of 2008 we recorded $1.378 million of interest expense at an average rate of 2.24%.  The 100 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $1.785 million between comparable six-month periods.  During the first half of 2009 the average rate paid on time and other deposit accounts was 3.01%, versus 4.02% in the first half of 2008, a 101 basis point decrease.

Due to the combination of changes in interest rates and the volume and composition of our earning assets and liabilities, our net interest margin increased between comparable quarters.  Net interest margin was 3.40% (3.57% tax equivalent) in the first half of 2009.  By comparison, net interest margin was 3.15% (3.39% tax equivalent) in the first half of 2008.

Rate and Volume Analysis.  Net interest income increased $2.727 million between the first half of 2008 and the first half of 2009.  Between the periods we recorded a $834 thousand increase in interest income and a $1.893 million decrease in interest expense.  The increase in interest income between comparable quarters was driven by a significant increase in the average loan balances outstanding.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume of money market accounts, NOW accounts and borrowings.

Between September 2007 and December 2008, the Federal Open Market Committee lowered the federal funds target rate by 500 basis points due to a weakening national economy.  The precipitous drop in the federal funds rate and other market interest rates caused a significant reduction in both our interest-earning asset yields and interest-bearing liability costs.  Conversely, our strategy to increase the Company’s earning assets contributed to increases in both interest income and interest expense due to volume factors.  More specifically, net interest income increased $2.623 million between the comparable six-month periods due to volume factors, as compared to $104 thousand due to rate factors.  Between the first half of 2008 and the first half of 2009, the volume of earning assets (on a net basis) increased $104.290 million, including a $137.380 million increase in average loans outstanding between the periods.

Throughout 2007, 2008 and the first quarter of 2009, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we steadily increased the average outstanding balances in our loan portfolio over the last several quarters.  The growth in the loan portfolio contributed $4.138 million of additional interest income between comparable six-month periods.  This improvement, however, was offset by a $2.050 million decrease in interest income due to a decrease in the average yield on loans between comparable six-month periods as market interest rates dropped.  Due to these two factors, the interest income recorded on loans increased $2.088 million between comparable six-month periods.

We recorded only $32 thousand in interest income on federal funds sold and interest bearing deposits (at other banks) during the first half of 2009.  During the fourth quarter of 2008, the Federal Reserve Bank of New York changed its long standing policy of not paying interest on required and excess reserves held by member institutions to paying interest on required and excess reserves.  Given the comparable Federal Reserve deposit interest rate and the open market rates for federal funds sold during the first half of 2009, we invested the large majority of our overnight excess reserve balances at the Federal Reserve Bank of New York.  Due to these factors, the combined interest income on federal funds sold and interest bearing deposits decreased $416 thousand, $371 thousand attributable to rate and $45 thousand attributable to volume.

The interest income recorded on the investment securities portfolio decreased $838 thousand between the first half of 2008 and the first half of 2009 due to both rate and volume factors.  During the last three quarters of 2008 and the first two quarters of 2009, we significantly increased the average volume of loans outstanding.  To help fund this growth in loans outstanding and take advantage of an increase in the value of our available-for-sale investment securities portfolio, we reduced our average investment securities balances outstanding by $26.900 million between comparable periods.  Similarly, due to a declining interest rate environment, the yield on our investment securities portfolio decreased from 4.44% in the first half of 2008 to 4.27% during the first half of 2009.  Between comparable six-month periods, the interest income earned on investment securities decreased $614 thousand due to volume, and $224 thousand due to rate factors.

We recorded $5.136 million in interest expense on time and other deposit accounts during the first half of 2009, as compared to $6.921 million in the first half of 2008.  We offered lower rates of interest on new and renewed certificates as interest rates dropped between the later part of 2007 and June 30, 2009.  As interest rates dropped, many of our customers opted to deposit their funds in non-maturity deposit accounts, primarily money market deposit accounts.  The decrease in interest rates and the corresponding decline in time and other deposit account balances drove down interest expense $1.785 million or 25.8% between comparable six-month periods, $1.696 million due to rate and $89 thousand due to volume.

Interest expense on money market deposit accounts decreased $189 thousand between the first half of 2008 and the first half of 2009.  As short-term interest rates decreased between comparable periods, we lowered the interest rate paid on money market deposit accounts causing a $766 thousand decrease in interest expense due to rate factors.  Between comparable periods, however, we increased the average volume of money market accounts outstanding due to an increase in municipal deposits.  This increased interest expense on this deposit liability portfolio $577 thousand between comparable six-month periods due to volume factors.

In 2008 we decreased the interest rates paid on statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a slight decrease in the average outstanding balances on these accounts.  These factors resulted in a $32 thousand decrease in interest expense between the first half of 2008 and the first half of 2009, $31 thousand of which was due to rate factors.

The average rate paid on NOW accounts decreased from 1.26% in first half of 2008 to 0.88% in the first half of 2009.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $85.845 million in the first half of 2008 to $110.742 million in the first half of 2009 due principally to an increase in municipal deposit accounts.  Between comparable periods, interest expense on NOW accounts decreased $55 thousand.  The increase in the volume of NOW accounts increased interest expense $131 thousand between comparable periods, but was offset by a $186 thousand decrease in interest expense due to a decrease in rate.

In the second half of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The interest rates on these new long-term borrowings were generally less than the interest rates on maturing long-term borrowings, which dropped our average cost of borrowings from 3.92% in the first half of 2008 to 3.68% in the first half of 2009.  An increase in the average volume of borrowings increased interest expense by $238 thousand, while the decrease in the average rate paid on borrowings decreased interest expense by $70 thousand, resulting in a $168 thousand net increase in interest expense on borrowings.

Provision for Loan Losses.  We recorded $2.150 million in the provision for loan losses in the first half of 2009.  This compares to $400 thousand for the first half of 2008, a $1.750 million increase.  The provision for loan losses increased due to an increase in non-performing loans, impaired loans, delinquent loans, potential problem loans, as well as difficult economic conditions.  In addition, net charge-offs increased from $412 thousand in the first half of 2008 to $876 thousand in the first half of 2009.

Non-Interest Income.  Non-interest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains (losses), net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  Non-interest income increased in the first half of 2009, as compared to the first half of 2008 due principally to a significant increase in net investment securities gains.  Specifically, total non-interest income increased from $3.633 million in the first half of 2008 to $4.058 million in the first half of 2009, a $425 thousand or 11.7% increase.

During the first half of 2009, we recorded $1.432 million of net gains on the sale and call of $54.889 million of available-for-sale investment securities.  This compares to $260 thousand in net gains recorded during the first half of 2008.  As interest rates remained near historical lows during the first half of 2009, we captured gains by selling selected available-for-sale investment securities.  In addition, we recorded $18 thousand of net investment securities gains on our trading portfolio in the first half of 2009.  This compares to $96 thousand in net investment securities loss on the trading portfolio during the first half of 2008.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

During the first half of 2008, we recorded $246 thousand of commission income, versus no commission income in the first half of 2009.  During the second quarter of 2008, we sold our ownership interest in Mang–Wilber LLC, our former insurance agency subsidiary, thereby eliminating the commission revenue associated with this line of business. In addition, during the second quarter of 2008, we recorded a $628 thousand gain in connection with the sale of the agency.  We did not execute any similar transactions during the second quarter of 2009.

During the six-month period ended June 30, 2009, we earned $712 thousand in trust fees.  This compares to $821 thousand in the six-month period ended June 30, 2008, a $109 thousand or 13.3% decrease.  The decrease in trust fees between comparable periods was primarily attributed to a decline estate settlement fees between the periods.  During the first half of 2008, we recorded $88 thousand in estate settlement fees, as compared to no estate settlement fees in the six-month period ended June 30, 2009.

The increase in non-interest income between the first half of 2008 and the first half of 2009 was also positively affected by a $90 thousand increase in service charges on deposit accounts due principally to fee increases implemented by management, a $17 thousand increase in other service fees and a $23 thousand increase in other income.  Conversely, due to general declines in the financial markets between June 30, 2008 and June 30, 2009, we recorded a $14 thousand decrease in income on our bank-owned life insurance policies.

Non-Interest Expense.  Non-interest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessments, loan related collection expense, net loss on the impairment / sale of fixed assets and other real estate and other miscellaneous expenses.  Total non-interest expense increased $1.563 million or 13.0% on a comparable period basis, from $12.004 million in the six-month period ended June 30, 2008 to $13.567 million in the six-month period ended June 30, 2009.  The substantial increase in total non-interest expense between comparable periods was due to several factors, including a significant increase in our FDIC premium assessment, increases in salaries and benefits expense, computer service fees, a substantial increase in loan related collection expense, and to a lesser extent, an increase in occupancy expense and professional fees.

During the first half of 2009, we recorded $5.933 million in salaries expense, versus $5.651 million in the first half of 2008, a $282 thousand or 5.0% increase between the periods.  Between comparable periods, we recorded a $169 thousand net increase on our executive deferred compensation plan.  The remainder of the increase in salaries expense was principally due to employee wage increases or new positions created between the periods.

We recorded $1.675 million in employee benefits expense during the first half of 2009, versus $1.293 million in the first half of 2008, a $382 thousand or 29.5% increase between the periods.  The increase in employee benefits expense between the periods was largely due a significant increase in pension expense.  During the first half of 2009, we recorded a $235 thousand pension expense, as compared to a $196 thousand net pension benefit in the first half of 2008.  The Company’s defined benefit plan pension assets performed well for several years preceding 2008.  Due to significant declines in the equity markets, however, the pension assets lost substantial value by the end of 2008 causing us to record a net expense in the first half of 2009 despite freezing plan benefits in 2006.  In addition, F.I.C.A. expense and group health insurance increased $37 thousand and $28 thousand, respectively, between the periods.  These increases were offset, in part, by decreases in group disability insurance, 401k plan expense, workmen’s compensation insurance, employee education and other benefits.

We recorded $665 thousand in FDIC premium assessment expense during the first half of 2009, as compared to $38 thousand in the first half of 2008.  This represents a $627 thousand increase between comparable six-month periods.  During the second half of 2008 and the first half of 2009, the rate of bank failures rose substantially.  This created significant claims against the FDIC Deposit Insurance Fund, prompting the FDIC to raise its quarterly premium assessment, as well as charge a special assessment in an effort to restore its Deposit Insurance Fund to its desired capitalization.  We anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively, potentially including additional special assessments during 2009 and beyond.

On a combined basis, occupancy expense of company premises and furniture and fixture expense increased $36 thousand or 2.3%, from $1.537 million in the first half of 2008 to $1.573 million in the first half of 2009.  Between comparable six-month periods, we recorded increases in building rents, utilities and property taxes due primarily to the opening of our Halfmoon and Cicero, New York full-service branches.  In addition, building and equipment depreciation increased due to the Company’s market expansion efforts and the related equipment purchases and leasehold improvements.

Computer service fees increased $246 thousand or 41.6% between comparable six-month periods, from $592 thousand in the first half of 2008 to $838 thousand in the first half of 2009.  During 2008, we transferred our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  Due to the change in our core operating system environment, we incurred $269 thousand of additional vendor-related expenses between the six-month period ended June 30, 2008 and the six-month period ended June 30, 2009.

During the first half of 2009, we incurred $282 thousand of advertising and marketing expenses.  This compares to $355 thousand in the first half of 2008, a $73 thousand or 20.6% decrease.  During the first half of 2008, we incurred significant advertising expenses to launch our entry into the Greater Syracuse and Capital District, New York markets.  These efforts were substantially curtailed during the first half of 2009.

Loan related collection expenses include the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During the first half of 2009, we incurred and paid past due taxes and lapsed insurance premiums for several large or delinquent borrowers and incurred $286 thousand in expense related to these payments.  By comparison, we incurred $44 thousand in similar expenses during the first half of 2008.

During the first half of 2009, we recorded $134 thousand in net loss on the impairment or sale of fixed assets and other real estate.  By comparison, during the first half of 2008 we recorded a $276 thousand in net loss on the impairment / sale of fixed assets and other real estate.  We abandoned the development of a branch office in Dewitt, New York (Onondaga County) during the first half of 2008 and recorded a $178 thousand expense for site planning, architectural design, and engineering studies related to this site.  In addition, during the first half of 2009, we recorded an additional write-down on this site totaling $134 thousand due to a decrease in the appraised value of the land.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, minority interest expense, stock exchange listing fees, and several other miscellaneous expenses.  During the first half of 2009 other miscellaneous expenses decreased $73 thousand or 4.17%, from $1.751 million in the first half of 2008 to $1.678 million in the first half of 2009.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

	For the Six Months Ended June 30,
Description of other miscellaneous expense	2009	2008	Increase / (Decrease)
	( Dollars in thousands)
Fidelity insurance	$38	$62	$(24)
OCC assessment	105	91	14
Correspondent bank services	93	75	18
Miscellaneous loan servicing expenses	76	50	26
Dues and memberships	38	67	(29)
Office supplies	195	172	23
Postage and shipping	180	125	55
Telephone and data communications	227	214	13
Travel and entertainment	98	149	(51)
Amortization of software	117	139	(22)
Other losses	28	82	(54)
Deferred reserves	9	(5)	14
Minority interest expense	-	34	(34)
All other miscellaneous expense items, net	474	496	(22)
Total Other Miscellaneous Expense	$1,678	$1,751	$(73)

Income Taxes.  Income tax expense increased from $888 thousand during the first half of 2008 to $906 thousand during the first half of 2009.  The increase in income tax expense was primarily due to increase in the proportion of our income derived from taxable sources, such as the net gains recorded on the sale of selected available-for-sale investment securities.  Correspondingly, the effective tax rate increased between periods, from 23.8% in the first half of 2008 to 25.4% in the first half of 2009.

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, we determined that at June 30, 2009 the Bank was in a “1A” liquidity position.  A “1A” liquidity position is the strongest rating on the Bank’s internal liquidity rating system.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

	June 30, 2009	December 31, 2008
Liquidity Measure	(Dollars in thousands)
Cash and cash equivalents	$24,529	$44,421
Available-for-Sale and Held-to-Maturity investment securities at estimated fair value less securities pledged for state and municipal deposits and borrowings	$45,198	$29,404
Total loan to total asset ratio	64.9%	63.1%
FHLBNY remaining borrowing capacity	$12,883	$7,032
Available correspondent bank lines of credit	$15,000	$15,000
Brokered certificate of deposit line of credit	$92,000	$0
Federal reserve bank discount window	$7,017	$8,435

Our overall liquidity position increased significantly between December 31, 2008 and June 30, 2009 due primarily to the approval to participate in a nationally recognized FDIC-approved brokered certificate of deposit program.  The $92.000 million facility allows us to bid weekly for FDIC-insured certificate of deposits as long as we continue to meet program conditions including maintaining our well-capitalized status.  The certificate of deposit terms range from 4-weeks to 3-years with higher levels of availability in the shorter term pools.  We did not utilize the brokered certificate of deposit facility during the first half of 2009.

At June 30, 2009, we maintained $24.529 million in cash and cash equivalents, $45.198 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $34.900 million of readily available lines of credit at other banks (excluding the brokered certificate of deposit line of credit) to fund any anticipated or unanticipated growth in earning assets.  This compares to $44.421 million in cash and cash equivalents, $29.404 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $30.467 million of readily available lines of credit at other banks on December 31, 2008.  In aggregate, these potential funding sources provided $196.627 million of short- and long-term liquidity at June 30, 2009, as compared to $104.292 million at December 31, 2008, a $92.335 million increase between periods.  Despite our significant loan growth during the first half of 2009, we improved our overall liquidity position.  Our total loan to total asset ratios of 64.9% at June 30, 2009 and 63.1% at December 31, 2008 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and stand-by letters of credit decreased between December 31, 2008 and June 30, 2009.  Commitments to extend credit and stand-by letters of credit totaled $123.437 million at June 30, 2009, versus $139.496 million at December 31, 2008, a $16.059 million or 11.5% decrease.  The decrease between periods was principally due to decreases in commitments to fund commercial real estate construction loans.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter.  We, however, will closely monitor our liquidity position over the next several quarters to assure adequate levels of short-term funding are available to fund our off balance sheet commitments.

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

Finally, during the first quarter of 2009, we received preliminary approval to participate in the Federal Reserve Bank of New York’s borrower in custody of collateral (“BICC”) program.  The BICC program is intended to provide member institutions with short-term borrowings secured by acceptable forms of collateral.  It is our intention to pledge eligible consumer loans under the BICC program providing for approximately $37 million of short-term credit availability.  It is our intention to use the BICC line of credit, infrequently and for borrowing periods less than 28 days, once final approval is obtained.  We anticipate obtaining final approval from the Federal Reserve Bank of New York during the third quarter of 2009.

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

Due to the moderate growth in total shareholders’ equity during the first half of 2009, our total shareholders’ equity to total assets increased slightly from 7.29% at December 31, 2008 to 7.36% at June 30, 2009.  Between December 31, 2008 and June 30, 2009, total shareholders’ equity increased $1.355 million or 2.0%.  Total shareholders’ equity was $68.814 million at June 30, 2009, as compared to $67.459 million at December 31, 2008.  The net increase in shareholders’ equity between periods was due to a few factors.  During the six-month period ended June 30, 2009, we recorded net income of $2.666 million.  We also recorded a $172 thousand gain in accumulated other comprehensive income due to an increase (net of tax) in the market value of our available-for-sale investment securities portfolio and a $146 thousand positive adjustment to accumulated other comprehensive income to record the change in the net actuarial loss on defined benefit plan, net of tax.  The change in the net actuarial loss on the defined benefit plan was offset by an equal amount of pension expense (net of tax) recorded through the Company’s income statement during the first half of 2009.  The increase to shareholders’ equity was offset, in part, by cash dividend payments totaling $1.628 million in the first half of 2009.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes Tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to average assets ratio of 5.0%, a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at June 30, 2009 and December 31, 2008.  In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Company’s Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at June 30, 2009 were 7.09%, 10.27% and 11.53%, respectively.  This compares to 7.33%, 10.26% and 11.46%, respectively, at December 31, 2008.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At June 30, 2009, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $6.420 million.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At June 30, 2009 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the six-month period ended June 30, 2009 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 13, 2009.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B.  Not applicable.

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

None

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended June 30, 2009.

ITEM 4: Submission of Matters to a Vote of Security Holders

On April 24, 2009, the Company held its Annual Meeting of Shareholders.  On the record date for the Annual Meeting of Shareholders, March 11, 2009, 10,503,704 shares of the Company’s common stock, par value $.01 per share, were issued and outstanding and eligible to be voted.  At the meeting, two proposals were voted upon, both of which were approved by the shareholders.  A total of 8,593,396 shares were voted at the meeting.  A summary of each proposal and the voting results are provided below:

Annual Meeting of Shareholders Voting Results:

Description of Matter	For	Withheld / Against	Abstentions

1. To fix the number of directors of the Company at twelve (10)	8,525,594	45,003	22,799
2. To elect the following four (4) nominees to the Company's Board of Directors
Thomas J. Davis	8,430,037	163,359	0
James L. Seward	8,406,872	186,524	0
Geoffrey A. Smith	8,422,642	170,754	0
Brian R. Wright	8,386,429	206,967	0

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Date:	August 6, 2009
Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Date:	August 6, 2009
Joseph E. Sutaris
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary

EXHIBIT INDEX

No.	Document

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350