Form 10-Q
period 2009-09-30
Wilber CORP
filed 2009-11-09
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 3, 2009 there were issued and outstanding 10,533,414 shares of the Registrant’s Common Stock.

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

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,
in thousands except share and per share data	2009	2008
Assets
Cash and Due from Banks	$9,510	$8,467
Interest Bearing Balances with Banks	13,032	35,475
Federal Funds Sold	1,056	479
Total Cash and Cash Equivalents	23,598	44,421
Securities
Trading, at Fair Value	1,155	1,155
Available-for-Sale, at Fair Value	192,334	216,744
Held-to-Maturity, Fair Value of $70,893 at September 30, 2009 and $45,009 at December 31, 2008	69,570	44,454
Other Investments	5,777	5,693
Loans Held for Sale	799	118
Loans	597,248	583,861
Allowance for Loan Losses	(9,162)	(7,564)
Loans, Net	588,086	576,297
Premises and Equipment, Net	6,216	6,482
Bank Owned Life Insurance	16,855	16,402
Goodwill	4,619	4,619
Intangible Assets, Net	33	107
Other Assets	7,095	8,382
Total Assets	$916,137	$924,874

Liabilities and Shareholders’ Equity
Deposits:
Demand	$73,149	$72,168
Savings, NOW and Money Market Deposit Accounts	381,523	330,158
Certificates of Deposit (Over $100M)	116,604	149,332
Certificates of Deposit (Under $100M)	161,940	192,119
Other Deposits	25,815	22,096
Total Deposits	759,031	765,873
Short-Term Borrowings	19,932	21,428
Long-Term Borrowings	56,716	59,970
Pension Liability	866	869
Other Liabilities	7,750	9,275
Total Liabilities	844,295	857,415

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized, and 13,961,664 Shares Issued at September 30, 2009 and December 31, 2008	140	140
Additional Paid in Capital	4,235	4,224
Retained Earnings	97,107	93,966
Accumulated Other Comprehensive Loss	(1,544)	(2,560)
Treasury Stock at Cost, 3,431,803 Shares at September 30, 2009 and 3,457,960 Shares at December 31, 2008	(28,096)	(28,311)
Total Shareholders’ Equity	71,842	67,459
Total Liabilities and Shareholders’ Equity	$916,137	$924,874

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands except share and per share data	2009	2008	2009	2008
Interest and Dividend Income
Interest and Fees on Loans	$8,992	$8,372	$26,729	$24,021
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,372	2,670	7,074	7,870
State and Municipal Obligations	374	562	1,222	1,766
Other	104	86	317	283
Interest on Federal Funds Sold and Interest Bearing
Balances at Other Banks	16	114	48	562
Total Interest and Dividend Income	11,858	11,804	35,390	34,502

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	653	1,034	2,444	3,101
Certificates of Deposit (Over $100M)	671	1,112	2,495	3,555
Certificates of Deposit (Under $100M)	1,135	1,925	4,197	6,101
Other Deposits	137	137	387	439
Interest on Short-Term Borrowings	19	63	72	192
Interest on Long-Term Borrowings	648	689	1,969	1,766
Total Interest Expense	3,263	4,960	11,564	15,154
Net Interest Income	8,595	6,844	23,826	19,348
Provision for Loan Losses	570	500	2,720	900
Net Interest Income After Provision for Loan Losses	8,025	6,344	21,106	18,448

Noninterest Income
Trust Fees	353	451	1,065	1,272
Service Charges on Deposit Accounts	613	589	1,694	1,580
Investment Security Gains (Losses), Net	1,172	(86)	2,622	78
Net Gain on Sale of Loans	104	56	284	230
Increase in Cash Surrender Value of Bank Owned Life Insurance	159	161	453	469
Other Service Fees	64	60	188	413
Gain on Sale of Insurance Agency Subsidiary	-	-	-	628
Other Income	132	143	349	337
Total Noninterest Income	2,597	1,374	6,655	5,007

Noninterest Expense
Salaries	3,169	2,829	9,102	8,480
Employee Benefits	1,175	677	2,850	1,970
Occupancy Expense of Company Premises	439	489	1,499	1,486
Furniture and Equipment Expense	252	266	765	806
Computer Service Fees	414	443	1,252	1,035
Advertising and Marketing	103	197	385	552
Professional Fees	244	211	747	678
FDIC Premium Assessment	341	30	1,006	68
Other Miscellaneous Expenses	912	859	3,010	2,930
Total Noninterest Expense	7,049	6,001	20,616	18,005
Income Before Taxes	3,573	1,717	7,145	5,450
Income Taxes	(839)	(334)	(1,745)	(1,222)
Net Income	$2,734	$1,383	$5,400	$4,228

Weighted Average Shares Outstanding	10,512,987	10,503,704	10,506,832	10,503,704
Basic Earnings Per Share	$0.26	$0.13	$0.51	$0.40

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399
Comprehensive Income:
Net Income	-	-	4,228	-	-	4,228
Change in Net Unrealized Gain (Loss) on Securities, Net of Taxes	-	-	-	602	-	602
Effect of Change in Measurement Date of Pension Plan	-	-	98	-	-	98
Adoption of Accounting Standard for Deferred Compensation and Post Retirement Split-Dollar Life Insurance Benefit	-	-	(1,537)	-	-	(1,537)
Total Comprehensive Income						3,391
Cash Dividends ($.285 per share)	-	-	(2,993)	-	-	(2,993)
Balance September 30, 2008	$140	$4,224	$93,414	$330	$(28,311)	$69,797

Balance December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$67,459
Comprehensive Income:
Net Income	-	-	5,400	-	-	5,400
Change in Net Unrealized Gain on Securities, Net of Taxes	-	-	-	772	-	772
Change in the Net Actuarial Loss on Defined Benefit Plan, Net of Taxes	-	-	-	219	-	219
Change in Net Actuarial Loss on Post Retirement Split-Dollar Life Insurance Benefit	-	-	-	25	-	25
Total Comprehensive Income						6,416
Cash Dividends ($.215 per share)	-	-	(2,259)	-	-	(2,259)
Sale of Treasury Stock under Dividend Reinvestment and Direct Stock Purchase Plan (26,157 shares)	-	11	-	-	215	226
Balance September 30, 2009	$140	$4,235	$97,107	$(1,544)	$(28,096)	$71,842

See accompanying notes to interim unaudited consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
in thousands	2009	2008
Cash Flows from Operating Activities:
Net Income	$5,400	$4,228
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	2,720	900
Depreciation and Amortization	1,260	1,147
Net Amortization of Premiums and Accretion of Discounts on Investments	422	342
Loss on Disposal of Fixed Assets	-	192
Available-for Sale Investment Security Gains, Net	(2,489)	(298)
Other Real Estate Losses	149	91
Increase in Cash Surrender Value of Bank Owned Life Insurance	(453)	(469)
Net Decrease (Increase) in Trading Securities	133	(182)
Net (Gains) Losses on Trading Securities	(133)	220
Gain on Sale of Insurance Agency Subsidiary	-	(628)
Net Gain on Sale of Mortgage Loans	(284)	(230)
Originations of Mortgage Loans Held for Sale	(13,635)	(4,948)
Proceeds from Sale of Mortgage Loans Held for Sale	13,238	5,278
Buy-out of Post Retirement Split-Dollar Life Insurance Benefit	(769)	-
Increase in Other Assets	(357)	(402)
Decrease (Increase) in Other Liabilities	416	(1,587)
Net Cash Provided by Operating Activities	5,618	3,654

Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	8,593	6,067
Proceeds from Maturities of Available-for-Sale Investment Securities	42,572	35,820
Proceeds from Sales and Calls of Available-for-Sale Investment Securities	82,437	12,840
Purchases of Held-to Maturity Investment Securities	(33,804)	-
Purchases of Available-for-Sale Investment Securities	(97,175)	(52,504)
Net Increase in Other Investments	(84)	(961)
Net Increase in Loans	(15,029)	(89,360)
Purchase of Premises and Equipment, Net of Disposals	(440)	(1,592)
Proceeds from Sale of Premises and Equipment	-	31
Proceeds from Sale of Insurance Agency Subsidiary	-	1,250
Proceeds from Sale of Other Real Estate	114	68
Net Cash Used by Investing Activities	(12,816)	(88,341)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	56,065	58,063
Net (Decrease) Increase in Certificates of Deposit	(62,907)	11,901
Net (Decrease) Increase in Short-Term Borrowings	(1,496)	4,862
Increase in Long-Term Borrowings	-	22,000
Repayment of Long-Term Borrowings	(3,254)	(2,442)
Sale of Treasury Stock	226	-
Cash Dividends Paid	(2,259)	(2,993)
Net Cash (Used) Provided by Financing Activities	(13,625)	91,391
Net (Decrease) Increase in Cash and Cash Equivalents	(20,823)	6,704
Cash and Cash Equivalents at Beginning of Period	44,421	18,942
Cash and Cash Equivalents at End of Period	$23,598	$25,646

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$11,708	$14,962
Income Taxes	757	2,109
Non Cash Investing Activities:
Change in Unrealized Gain on Securities, Net of Tax	772	602
Transfer of Loans to Other Real Estate	203	70
Value of Assets Disposed of	-	630

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

The data in the consolidated balance sheet for December 31, 2008 was derived from the Company's 2008 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition, consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income as of December 31, 2008 and 2007.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of September 30, 2009, the consolidated statements of income for the three and nine-month periods ended September 30, 2009 and 2008, the consolidated statements of cash flows and the consolidated statements of changes in shareholders' equity and comprehensive income for the nine-month periods ended September 30, 2009 and 2008, should be read in conjunction with the 2008 consolidated financial statements, including the notes thereto.

On July 16, 2009, the Company filed a registration statement with the SEC to offer a Dividend Reinvestment and Direct Stock Purchase Plan (“the Plan”) as later amended for our existing shareholders, as well as new shareholders who wish to purchase common stock directly from the Company.  Shares are released from the Company’s Treasury on an average cost basis, with any gain on the sale reflected as an adjustment to additional paid in capital.  Losses are reflected as an adjustment to additional paid in capital to the extent of gains previously recognized, otherwise as an adjustment to retained earnings.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Recently Adopted Accounting Pronouncements – On January 1, 2009, the Company adopted the provisions of the Accounting Standards Codification (ASC) Topic 815-10-50-1, “Derivatives and Hedging – Disclosure.”  ASC Topic 815-10-50-1 amended the disclosure requirements for derivative financial instruments and hedging activities.  Expanded qualitative disclosures required under ASC Topic 815-10-50-1 require entities to explain how and why they used derivative financial instruments; how derivative financial instruments and related hedged items are accounted for under ASC Topic 815-10-15 “Derivatives and Hedging – Recognition” and related interpretations; and how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  ASC Topic 815-10-50-1 also requires several added quantitative disclosures in financial statements.  The adoption of ASC Topic 815-10-50-1 had no impact on the Company’s financial statements.

Index

Note 1.  Summary of Significant Accounting Policies, Continued

On January 1, 2008, The Company adopted ASC Topic 820-10-15, “Fair Value Measurements and Disclosures – Scope,” and ASC Topic 820-10-65-1, “Fair Value Measurements and Disclosures – Transition Related to FAS 157-2.”  ASC Topic 820-10-65-1 deferred the effective date of ASC Topic 820-10-15 for one year (January 1, 2009 for the Company) for certain non financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the fair value measurement provision of 820-10-65-1 had no impact on the Company’s financial statements.

In April 2009, the FASB issued ASC Topic 320-10-65, “Transition Related to FSP 115-2 & 124-2 Recognition and Presentation of Other Than Temporary Impairments.”  ASC Topic 320-10-65 eliminates the requirement for a security holder to evaluate whether it has the intent and ability to hold an impaired investment until maturity.  Under ASC Topic 320-10-65 the security holder must recognize Other Than Temporary Impairment (OTTI) in the event that it intends to sell the impaired security or in the event that it is more likely than not that it will sell the security prior to recovery.  In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI.  In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the ASC Topic 320-10-65 provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income.  In the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings.  ASC Topic 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of ASC Topic 320-10-65 during the second quarter of 2009.  Adoption of ASC Topic 320-10-65 did not significantly impact the Company’s financial statements.

In April 2009, the FASB issued ASC Topic 820-10-35-51, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC Topic 820-10-35-51 provides additional guidance for determining the fair value based on observable transactions.  If evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an asset or liability’s fair value. If there is evidence to suggest that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset or liability in question, with the weight assigned based on the facts and circumstances.  If there is no way for the entity to determine if an observable transaction was executed in an orderly way, than less weight should be assigned to this indicator of fair value. The Company adopted the provision of ASC Topic 820-10-35-51 during the second quarter of 2009.  Adoption of ASC Topic 820-10-35-51 did not significantly impact the Company’s financial statements.

In April 2009, the FASB issued ASC Topic 825-10-50, “Fair Value Measurements and Disclosures” relating to interim periods.  ASC Topic 825-10-50 requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends ASC Topic 270-10-05, “Interim Reporting” to require those disclosures in summarized financial information at interim reporting periods.  The Company adopted ASC Topic 825-10-50 during the second quarter of 2009.  The new interim disclosure required by ASC Topics 825-10-50 and 270-10-05 are included in Note 7 of these unaudited consolidated interim financial statements, “Disclosures about Fair Value of Financial Instruments.”

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events.”  ASC Topic 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued.  ASC Topic 855-10 defines the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855-10 became effective for the Company’s financial statements for periods ending after June 15, 2009.

Index

Note 1.  Summary of Significant Accounting Policies, Continued

In June 2009, the FASB issued a pronouncement which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  The new pronouncement will be effective for the Company’s financial statements for periods ending after September 15, 2009.  The pronouncement did not have a significant impact on the Company’s financial statements.

Subsequent Events – As of November 3, 2009, there were no subsequent events that materially affected these unaudited consolidated interim financial statements.

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

Note 3.  Guarantees

Stand-by letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since stand-by letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Subsequent to the quarter end, there was a letter of credit which was presented for payment; however, the amount was not material to the financial statements.

The estimated fair value of the Company’s stand-by letters of credit was $18 thousand and $12 thousand at September 30, 2009 and December 31, 2008, respectively.  The estimated fair value of stand-by letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s stand-by letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each stand-by letter of credit to the respective dates above.

Index

Note 4.  Investment Securities

The amortized cost and fair value of investment securities are shown in the table below.  The trading securities are comprised of mutual funds and individual equity and debt securities held for the Company's executive deferred compensation plan.

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$23,096	$580	$-	$23,676
Mortgage-Backed Securities	164,626	3,964	36	168,554
Equity Securities	104	-	-	104
	$187,826	$4,544	$36	$192,334

Trading Portfolio	$1,223	$-	$68	$1,155

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$14,994	$326	$2	$15,318
Mortgage-Backed Securities	54,576	1,093	94	55,575
	$69,570	$1,419	$96	$70,893

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$36,205	$582	$11	$36,776
Mortgage-Backed Securities	176,116	2,815	103	178,828
Corporate Securities	1,047	-	35	1,012
Equity Securities	128	-	-	128
	$213,496	$3,397	$149	$216,744

Trading Portfolio	$1,391	$-	$236	$1,155

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$13,961	$194	$9	$14,146
Mortgage-Backed Securities	30,493	430	60	30,863
	$44,454	$624	$69	$45,009

The following tables provide information on temporarily impaired securities:

	September 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$65	$1	$69	$1	$134	$2
Mortgage-Backed Securities	16,210	130	-	-	16,210	130
	$16,275	$131	$69	$1	$16,344	$132

Index

Note 4. Investment Securities, Continued

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$1,625	$20	$-	$-	$1,625	$20
Mortgage-Backed Securities	32,052	106	1,976	57	34,028	163
Corporate Securities	1,012	35	-	-	1,012	35
	$34,689	$161	$1,976	$57	$36,665	$218

The above unrealized losses are considered temporary, based on the following:

Obligations of states and political subdivisions, and corporate securities: The unrealized losses on these investments were caused by market interest rate increases since the time of purchase.  The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company does not intend to sell these investments nor is it more likely than not that the Company will be required to sell these investments before the anticipated recovery of its amortized cost basis, which may be to maturity, these investments are not considered other than temporarily impaired.

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by market interest rate differences between the time of purchase and the measurement date.  All of the contractual cash flows of these securities are issued or backed by various government agencies or government sponsored enterprises such as Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company does not intend to sell these investments nor is it more likely than not that the Company will be required to sell these investments before the anticipated recovery of its amortized cost basis, which may be to maturity, these investments are not considered other than temporarily impaired.

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

	September 30, 2009
	Amortized	Estimated
in thousands	Cost	Fair Value
Available-for-Sale Securities
Due in One Year or Less	$11,902	$12,078
Due After One Year Through Five Years	17,687	18,228
Due After Five Years Through Ten Years	29,423	30,442
Due After Ten Years	128,710	131,482
	$187,722	$192,230

	September 30, 2009
	Amortized	Estimated
in thousands	Cost	Fair Value
Held-to-Maturity Securities
Due in One Year or Less	$7,791	$7,908
Due After One Year Through Five Years	6,156	6,441
Due After Five Years Through Ten Years	17,941	18,663
Due After Ten Years	37,682	37,881
	$69,570	$70,893

Index

Note 4.  Investment Securities, Continued

Proceeds from sales and calls of available-for-sale investment securities were $82.437 million and $12.840 million for the nine months ended September 30, 2009 and 2008, respectively.  For the three-month periods ended September 30, 2009 and 2008, the Company recorded proceeds from sales and calls of available-for-sale investment securities of $27.548 million and $1.848 million, respectively.

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale and held-to-maturity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands	2009	2008	2009	2008
Gross Gains	$1,057	$2	$2,490	$301
Gross Losses	-	-	1	3
Net Securities Gains	$1,057	$2	$2,489	$298

Federal Home Loan Bank of New York ("FHLBNY") and Federal Reserve Bank stock totaling $3.863 million at September 30, 2009 and $3.860 million at December 31, 2008 is carried at cost as fair values are not readily determinable.  Both investments are classified in other investments on the Company's consolidated statements of condition and are required for membership.  The FHLBNY common stock we own enables us to borrow funds under the FHLBNY advance program and qualify for membership.

At September 30, 2009, investment securities with an amortized cost of $237.055 million and an estimated fair value of $242.351 million were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

Index

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

The Components of Net Periodic Benefit Expense (Benefit) are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands	2009	2008	2009	2008
Service Cost	$38	$38	$114	$116
Interest Cost	240	227	720	681
Expected Return on Plan Assets	(279)	(363)	(837)	(1,091)
Net Amortization	118	-	355	-
	$117	$(98)	$352	$(294)

The Company recorded $73 thousand for the three months ended September 30, 2009 and $219 thousand for the nine months ended September 30, 2009, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income.  The Company did not recognize this amortization expense in 2008.

Post Retirement Split-Dollar Life Insurance Benefit

In the third quarter of 2009, the Company executed a cash buy-out of permanent life insurance benefits formerly provided to ten members of senior management (“former participants”) in connection with a post retirement split-dollar life insurance benefit.  The Company is required to recognize the post retirement aspects of an endorsement-type split-dollar life insurance arrangement as a liability.  Accordingly, as a result of the buy-out, the Company made a cash payment of $1.056 million to the former participants, and recorded a $769 thousand reduction in the liability, and $312 thousand in additional costs to other benefits.  Since the entire amount of the cash payment was deductible for current year taxes, the tax benefit to the Company was $380 thousand for this event.  Also, the Company will see a reduction in future net benefit costs related to this plan.  For the three months ended September 30, 2009, not including this buyout, the Company recorded a net benefit cost related to this plan of $15 thousand, as compared to $30 thousand for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, the Company recorded a net benefit cost of $57 thousand as compared to a $91 thousand for the nine months ended September 30, 2008.

Note 6. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands	2009	2008	2009	2008
Unrealized Holding Gains Arising During the Period, Net of Tax
(Pre-tax Amount of $2,037, $138, $3,750 and $1,280)	$1,248	$84	$2,298	$785
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($1,057), ($38), ($2,489) and ($298))	(648)	(23)	(1,526)	(183)
Change in Pension Asset (Pre-tax Amount of $118, $0, $355 and $0)	73	-	219	-
Other Comprehensive Income	$673	$61	$991	$602

Index

Note 7.  Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at September 30, 2009, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1 Quoted Prices in Active Markets for Identical	Level 2 Significant Other Observable	Level 3 Significant Unobservable	Total at September 30,
in thousands	Assets	Inputs	Inputs	2009
Trading Securities	$1,155	$-	$-	$1,155
Available-for-Sale Securities	-	192,334	-	192,334
Total	$1,155	$192,334	$-	$193,489

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

Disclosure is required of assets and liabilities measured and recorded at fair value on a non-recurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  In accordance with accounting by creditors for impairment of a loan, the Company had collateral-dependent impaired loans with a carrying value of approximately $12.978 million, which had specific reserves included in the allowance for loan and lease losses of $1.373 million at September 30, 2009.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral-dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral-dependent impaired loans are classified as Level 3.

The Company currently has six properties recorded as other real estate owned.  Five of these properties were the result of debts previously contracted and are carried at cost, as it is lower than market value.  The sixth property was the result of land previously purchased with the intent of development for branch operations, but development was later halted with the Company deciding to sell the property.  Through a third party appraisal performed in the first quarter of 2009, the Company recorded a $134 thousand charge to earnings related to this property.  The following table reports the fair value of this property as of September 30, 2009:

	Level 1 Quoted Prices in Active Markets for Identical	Level 2 Significant Other Observable	Level 3 Significant Unobservable	Total at September 30,
in thousands	Assets	Inputs	Inputs	2009
Other Real Estate Owned	$-	$277	$-	$277

Index

Note 7.  Disclosures about Fair Value of Financial Instruments, Continued

Disclosure is required of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

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

Index

Note 7. Disclosures about Fair Value of Financial Instruments, Continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$23,598	$23,598	$44,421	$44,421
Securities	268,836	270,159	268,046	268,601
Loans Held for Sale	799	799	118	118
Loans	597,248	598,270	583,861	591,511
Allowance for Loan Losses	(9,162)	(9,162)	(7,564)	(7,564)
Net Loans	588,086	589,108	576,297	583,947
Accrued Interest Receivable	3,199	3,199	3,340	3,340
Financial Liabilities:
Demand	$73,149	$73,149	$72,168	$72,168
Savings, NOW and Money
Market Deposit Accounts	381,523	381,523	330,158	330,158
Certificates of Deposit	278,544	287,539	341,451	345,774
Other Deposits	25,815	25,815	22,096	22,096
Borrowings	76,648	78,848	81,398	83,269
Accrued Interest Payable	1,228	1,228	1,195	1,195

Index

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at September 30, 2009 as compared to December 31, 2008, (ii) a comparison of our results of operations for the three-month period ended September 30, 2009, as compared to the three-month period ended September 30, 2008, and (iii) a comparison of our results of operations for the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, noninterest income, noninterest expense and taxes.  Noninterest income includes trust fees, service charges on deposit accounts, net investment securities gains, net gain on sale of loans, increase in the cash surrender value on bank owned life insurance, other service fees, and other income.  Noninterest expense consists of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premiums and other miscellaneous expenses.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates and regional credit conditions), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policy. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions deteriorated further, additional provisions for loan losses would be required to increase the allowance for loan losses.  In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans, impaired loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered, the Company’s allowance for loan losses would also require an additional provision for loan losses.

Recently Issued Accounting Pronouncements not Yet Adopted.  In June 2009 the FASB issued two new accounting standards, which change the way entities account for securitizations and special purpose entities.  The first standard enhances the reporting for transfers of financial assets, including securitization transactions.  It also requires companies to report where they have continuing exposure to the risks related to transferred financial assets and eliminates the concept of a "qualifying special-purpose entity."  In addition, it changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period.

The second new standard amends a previous standard to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This standard also requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.

These new standards will be effective January 1, 2010 and are not expected to have a significant impact on the Company's financial statements.

Index

B. Financial Condition and Performance Overview

At September 30, 2009, we maintained a strong shareholders’ equity position.  We did not record any losses in the current period or any prior periods due to the origination or purchase of sub-prime assets, nor do we expect to record losses in foreseeable future periods from these activities.  In the normal course of our business, we did not originate, nor do we currently hold sub-prime or Alt-A residential mortgage loans or investment securities backed by sub-prime or Alt-A mortgage loans.  In addition, we also continued to maintain adequate levels of liquidity.  The substantial majority of our funding is provided by customer deposits, which have not been adversely affected by the global financial crisis or current economic recession.

During the first half of 2009 we experienced a noticeable decline in some of our loan quality measures.  Although some of these loan quality measures improved during the third quarter of 2009, the amount of non-performing loans, impaired loans, delinquent loans and potential problem loans at September 30, 2009 exceeded the amounts recorded at December 31, 2008.  In addition, net charge-offs increased substantially between the nine-month period ended September 30, 2008 and the nine-month period ended September 30, 2009.  Net charge-offs totaled $1.122 million or 0.25% (annualized) of average loans outstanding during the first nine months of 2009, as compared to $652 thousand or 0.18% (annualized) in the first nine months of 2008.  These factors, coupled with a weak economic climate, caused us to increase the allowance for loan losses during the first nine months of 2009.  The allowance for loan losses was $9.162 million or 1.53% of total loans at September 30, 2009, as compared to $7.564 million or 1.30% of total loans at December 31, 2008.

Total assets decreased from $924.874 million at December 31, 2008 to $916.137 million at September 30, 2009, an $8.737 million or 0.9% decrease between the periods.  During the second quarter of 2009 we changed the Company’s strategic focus to emphasize capital preservation and current period earnings, rather than asset growth, particularly in light of current economic conditions and weaker asset quality.  This change in strategy resulted in a decrease in total assets, increases in total shareholders’ equity, as well as a substantial increase in net income.

We recorded net income and earnings per share of $2.734 million and $0.26, respectively, for the three-month period ended September 30, 2009.  This compares to net income and earnings per share of $1.383 million and $0.13, respectively, for the quarterly period ended September 30, 2008. The $1.351 million increase in net income and $0.13 increase in earnings per share between comparable quarterly periods were primarily attributable to significant increases in net interest income and total noninterest income, offset, in part, by increases in noninterest expense and income taxes.  The increase in noninterest income was largely driven by a significant increase in investment security gains during the third quarter of 2009, while the increase in noninterest expense was primarily due to significant increases in salaries, employee benefits and FDIC premiums.  Our return on average assets and return on average equity were 1.15% and 15.59%, respectively, for the third quarter of 2009, as compared to, 0.63% and 7.93%, respectively, for the third quarter of 2008.

For the nine-month period ended September 30, 2009, we recorded net income and earnings per share of $5.400 million and $0.51, respectively.  This compares to $4.228 million in net income and $0.40 in earnings per share in the comparable nine-month period ended September 30, 2008.  The $1.172 million or 27.7% increase in net income and $0.11 increase in earnings per share between comparable periods were due to several factors.  Over comparable nine-month periods, we recorded significant increases in both net interest income and noninterest income.  The increase in net interest income between comparable nine-month periods totaling $4.478 million or 23.1% was due, in large part, to a significant increase in average loans outstanding (our highest yield earning asset) and a significant decrease in the cost of interest-bearing liabilities.  In addition, due primarily to the low interest rate environment that prevailed during the first nine months of 2009, we sold or had called $82.437 million of our available-for-sale investment securities and recorded significant gains on the sale of these securities.  The improvements in net interest income and noninterest income were offset, in part, by significant increases in the provision for loan losses, noninterest expense and income taxes.  The increase in the provision for loan losses was due to the general deterioration in most of our loan quality metrics between comparable nine-month periods.  The increase in noninterest expense between comparable nine-month periods can be largely attributed to significant increases in the FDIC premium assessment, salaries, employee benefits expense, and to a lesser extent, computer service fees.  Our return on average assets and return on average equity were 0.77% and 10.54% respectively during the nine-month period ended September

Index

30, 2009, as compared to, 0.66% and 8.10% during the nine-month period ended September 30, 2008, respectively.

Our dividend payout ratio was 42% during the first three quarters of 2009.  We declared and paid dividends totaling $0.215 per share during the first three quarters of 2009 on earnings per share of $0.51.  Due to the need to preserve the Company’s capital resources, particularly in these uncertain economic times, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share for the second and third quarters of 2009.  This compares to a $0.095 dividend per share in the first quarter of 2009, a $0.035 decrease in the quarterly dividend.

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

Index

	For the Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(dollars in thousands)
Earning Assets:
Federal funds sold	$1,099	$-	0.00%	$15,164	$78	2.05%
Interest bearing deposits	27,617	16	0.23%	5,216	36	2.75%
Securities¹	273,900	2,850	4.13%	302,352	3,318	4.37%
Loans²	602,407	8,992	5.92%	515,948	8,372	6.46%
Total earning assets	905,023	11,858	5.20%	838,680	11,804	5.60%

Non-earning assets	35,278			41,619
Total assets	$940,301			$880,299
Liabilities:
Savings accounts	$73,738	$46	0.25%	$70,044	$70	0.40%
Money market accounts	209,789	428	0.81%	143,690	722	2.00%
NOW accounts	117,571	179	0.60%	86,507	242	1.11%
Time & other deposit accounts	311,556	1,943	2.47%	347,339	3,174	3.64%
Borrowings	74,829	667	3.54%	78,129	752	3.83%
Total interest bearing liabilities	787,483	3,263	1.64%	725,709	4,960	2.72%

Noninterest bearing deposits	73,753			77,934
Other noninterest bearing liabilities	9,490			7,260
Total liabilities	870,726			810,903
Shareholders' equity	69,575			69,396
Total liabilities and shareholders' equity	$940,301			$880,299

Net interest income		$8,595			$6,844

Net interest rate spread³			3.56%			2.88%

Net earning assets	$117,540			$112,971

Net interest margin⁴			3.77%			3.25%

Net interest margin (tax-equivalent)⁵			3.92%			3.49%

Ratio of earning assets to interest bearing liabilities	114.93%			115.57%

1 Securities include trading, available-for-sale, held-to-maturity and other investments.  They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

2 Average loans include loans held for sale, net deferred loan fees and costs, non-accrual loans and excludes the allowance for loan losses.

3 Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

4 The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

5 Net interest margin (tax-equivalent) was derived by adding the taxable equivalent interest income on our tax-exempt earning assets to net interest income for the period and dividing this total by the average interest-bearing assets during the period.  The taxable equivalent interest income on our tax-exempt earning assets was calculated by applying a 34% federal corporate tax rate.

Index

	For the Nine Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(dollars in thousands)
Earning Assets:
Federal funds sold	$690	$-	0.00%	$20,295	$376	2.47%
Interest bearing deposits	30,013	48	0.21%	9,006	186	2.76%
Securities¹	272,575	8,613	4.22%	301,025	9,919	4.40%
Loans²	599,848	26,729	5.96%	479,561	24,021	6.69%
Total earning assets	903,126	35,390	5.24%	809,887	34,502	5.69%

Non-earning assets	36,086			41,726
Total assets	$939,212			$851,613
Liabilities:
Savings accounts	$70,510	$165	0.31%	$69,552	$222	0.43%
Money market accounts	198,942	1,617	1.09%	130,502	2,100	2.15%
NOW accounts	113,043	662	0.78%	86,067	779	1.21%
Time & other deposit accounts	333,367	7,079	2.84%	346,878	10,095	3.89%
Borrowings	75,114	2,041	3.63%	67,360	1,958	3.88%
Total interest bearing liabilities	790,976	11,564	1.95%	700,359	15,154	2.89%

Noninterest bearing deposits	70,544			74,130
Other noninterest bearing liabilities	9,166			7,402
Total liabilities	870,686			781,891
Shareholders' equity	68,526			69,722
Total liabilities and shareholders' equity	$939,212			$851,613

Net interest income		$23,826			$19,348

Net interest rate spread³			3.29%			2.80%

Net earning assets	$112,150			$109,528

Net interest margin⁴			3.53%			3.19%

Net interest margin (tax-equivalent)⁵			3.69%			3.44%

Ratio of earning assets to interest bearing liabilities	114.18%			115.64%

1 Securities include trading, available-for-sale, held-to-maturity and other investments.  They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

2 Average loans include loans held for sale, net deferred loan fees and costs, non-accrual loans and excludes the allowance for loan losses.

3 Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

4 The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

5 Net interest margin (tax-equivalent) was derived by adding the taxable equivalent interest income on our tax-exempt earning assets to net interest income for the period and dividing this total by the average interest-bearing assets during the period.  The taxable equivalent interest income on our tax-exempt earning assets was calculated by applying a 34% federal corporate tax rate.

Index

Table of Non-Performing Assets:

The following table sets forth information regarding non-performing loans and assets as of the periods indicated:

	At September 30, 2009	At December 31, 2008
	(dollars in thousands)
Loans in non-accrual status:
Residential real estate¹	$273	$439
Commercial real estate	9,644	4,516
Commercial²	1,412	843
Consumer	49	47
Total non-accruing loans	11,378	5,845
Loans contractually past due 90 days or more and still accruing interest	646	1,366
Troubled debt restructured loans	84	-
Total non-performing loans	12,108	7,211
Other real estate owned³	232	158
Total non-performing assets	$12,340	$7,369
Total non-performing assets as a percentage of total assets	1.35%	0.80%
Total non-performing loans as a percentage of total loans	2.03%	1.24%

1 Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

2 Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

3 Includes properties acquired through foreclosure or similar proceedings.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)

Balance at beginning of period	$8,838	$6,965	$7,564	$6,977

Charge offs:
Residential real estate¹	-	-	-	7
Commercial real estate	32	-	507	88
Commercial²	17	83	85	199
Consumer	359	274	1,082	678
Total charge offs	408	357	1,674	972

Recoveries:
Residential real estate¹	-	11	8	70
Commercial real estate	4	-	73	43
Commercial²	15	8	50	32
Consumer	143	98	421	175
Total recoveries	162	117	552	320

Net charge-offs	246	240	1,122	652
Provision for loan losses	570	500	2,720	900
Balance at end of period	$9,162	$7,225	$9,162	$7,225

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.16%	0.19%	0.25%	0.18%

Allowance for loan losses to total loans	1.53%	1.35%	1.53%	1.35%

Allowance for loan losses to non-performing loans	76%	115%	76%	115%

1 Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.

2 Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Overview.  At September 30, 2009, we maintained a strong shareholders’ equity position.  Shareholders’ equity totaled $71.842 million or 7.84% of total assets.  This compares to $67.459 million or 7.29% of total assets at December 31, 2008.  In addition, both the Company and the Bank maintained strong regulatory capital ratios at September 30, 2009.

Although many financial institutions experienced significant liquidity issues over the last several quarters due to tight inter-bank and corporate credit markets, we continue to maintain adequate levels of liquidity.  At September 30, 2009 we had access to various wholesale funding sources, including lines of credit with other banks and brokered certificates of deposit.  The substantial majority of our funding is provided by customer deposits, a more stable funding source than the wholesale credit markets.

A weakening national and regional economy coupled with increases in the amount of non-performing loans, impaired loans, delinquent loans, potential problem loans and net charge-offs prompted us to increase the amount of the allowance for loan losses during 2009.  The allowance for loan losses was $9.162 million or 1.53% of total loans at September 30, 2009, as compared to $7.564 million or 1.30% of total loans at December 31, 2008.

Total assets decreased from $924.874 million at December 31, 2008 to $916.137 million at September 30, 2009, an $8.737 million or 0.9% decrease between the periods.   During 2008 and the first quarter of 2009, we concentrated our staffing, marketing and sales resources on growing our core business, in particular total loans and total deposits outstanding, and expanding our geographic territory to the Greater Syracuse and Capital District markets of New York State.  Over the fifteen-month period that preceded March 31, 2009, the Company’s total assets increased $156.650 million or 19.7%. In the second quarter of 2009, however, we changed our strategic focus to emphasize current period earnings and capital preservation rather than asset growth.  In connection with this modification in our strategic direction, total assets decreased $34.193 million or 3.6% from $950.330 million at March 31, 2009 to $916.137 million at September 30, 2009.  In addition, we reduced the quarterly dividend payment to shareholders by $0.035 per share, from $0.095 per share in the first quarter of 2009 to $0.06 per share in both the second and third quarters of 2009.  Between March 31, 2009 and September 30, 2009, total shareholders’ equity increased $3.781 million or 5.6%.

During the first three quarters of 2009, the outstanding balances in our interest-bearing, non-maturity deposit account liabilities increased significantly due principally to municipal deposit growth.  Savings, NOW and money market deposit accounts (on a combined basis) increased $51.365 million or 15.6% during the period, from $330.158 million at December 31, 2008 to $381.523 million at September 30, 2009.  Increases in these categories of deposits were offset, in part, by significant decreases in certificates of deposit during this period.

Asset Quality.  We use several measures to evaluate the overall credit quality of our loan portfolio.  These include the level of delinquent loans (those 30 or more days delinquent, excluding non-performing loans), the level of non-performing loans, the level of impaired loans, as well as the amount of specifically identified impairment, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.  Between December 31, 2008 and September 30, 2009 these loan quality metrics generally worsened.

Total non-performing loans, which include non-accruing loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $4.897 million during the nine-month period ended September 30, 2009, from $7.211 million at December 31, 2008 to $12.108 million at September 30, 2009.  At September 30, 2009, the total non-performing loans as a percentage of total loans outstanding were 2.03%.  This compares to 1.24% at December 31, 2008.  The increase in non-performing loans was due, in large part, to the deterioration in the credit-worthiness of two large commercial borrowers whose aggregate credit relationships totaled $5.283 million at September 30, 2009.  In addition, national economic conditions have negatively affected the central New York State economy in general, and, more specifically, several of our large commercial borrowers’ business operations causing an increase in the number of non-performing loans.

Index

Potential problem loans are loans that are currently performing, but where information about possible credit problems exists, which caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in the loans eventually moving to non-performing status.  The amount of potential problem loans may vary significantly from quarter to quarter due to the significant volume of commercial and commercial real estate loans in our portfolio with balances in excess of $1.000 million.  Between December 31, 2008 and September 30, 2009, the amount of potential problem loans increased $8.774 million, from $16.099 million at December 31 2008 to $24.873 million at September 30, 2009.  Several loans to large commercial borrowers were downgraded to potential problem loan status on our internal loan grading system.  We attribute the increase in potential problem loans during the first three quarters of 2009 to a slowing regional economy and the related negative impact on our borrowers’ sales.  In particular, sales revenues for our borrowers’ retail, wholesale, manufacturing and services businesses have declined, as well as the lease revenues earned by our commercial real estate borrowers.  Potential problem loans represented 4.16% of our total loans at September 30, 2009, versus 2.76% at December 31, 2008.

The amount of net charge-offs increased over comparable nine-month periods, from $652 thousand in the nine-month period ended September 30, 2008 to $1.122 million in the nine-month period ended September 30, 2009.  As a percent of average loans outstanding, net charge-offs increased from 0.18% in the first three quarters of 2008 to 0.25% in the first three quarters of 2009.  During the second quarter of 2009, we recorded a $400 thousand charge-off on one large commercial borrower.

Delinquent loans, which are loans that are currently performing, but where the borrower is 30 or more days late in making a scheduled payment, totaled $8.107 million or 1.36% of total loans outstanding at September 30, 2009.  By comparison, at December 31, 2008 delinquent loans totaled $6.095 million or 1.04% of total loans outstanding.  We attribute the increase in delinquent loans between December 31, 2008 and September 30, 2009 to a slowing regional economy and the related impact on our borrowers’ ability to make timely payment of their debts.  Several of the large commercial loans included in delinquent loans at September 30, 2009 have also been identified as potential problem loans.    Typically, we consider delinquent loans to be within management’s target range when it is less than 2.0% of total loans.

Impaired loans are commercial loans where management has determined that it is probable a borrower will be unable to pay all amounts due in accordance with contractual terms of the loan agreement.  The level of impaired loans increased from $8.620 million at December 31, 2008 to $13.172 million at September 30, 2009, a $4.552 million increase between the periods.  Although the level of impaired loans increased significantly during the nine-month period ended September 30, 2009, the specific reserve allocated to the impaired loans only increased modestly, from $1.160 million at December 31, 2008 to $1.391 million at September 30, 2009.  We attribute the moderate increase in specific reserve allocations to our general practice of obtaining strong collateral positions in the loans we originate.  In addition, during the second quarter of 2009, we charged-off $400 thousand of principal balance on a large loan identified in prior periods as impaired.

Based on the above factors, the allowance for loan losses increased between December 31, 2008 and September 30, 2009.  At September 30, 2009, the allowance for loan losses was $9.162 million or 1.53% of loans outstanding.  This compares to $7.564 million or 1.30% of loans outstanding at December 31, 2008, a $1.598 million or 21.1% increase between the periods.

During the first three quarters of 2009, we have identified negative trends in several credit quality metrics used to monitor our loan portfolio, including non-performing loans, impaired loans and potential problem loans.  These negative trends are principally due to a noticeable decline in our commercial real estate borrowers’ ability to service their debt obligations.  Commercial real estate tenant lease payments and development property absorption rates and sale prices in our market area have declined in concert with the national economic recession.  The increase in our allowance for loan losses during 2009 is generally due to this negative trend, as well as management’s belief that generally poor economic conditions will result in an increased level of loan charge-offs in future quarters.

We did not materially change our methodology for estimating the allowance for loan losses during the third quarter of 2009 or alter our non-accrual or charge-off policies.  We did, however, increase our focus on loans classified as special mention, substandard or doubtful on our internal loan grading system, i.e., criticized loans, in an effort to proactively manage and improve the ultimate outcome for the Company on these criticized loans; although there are no assurances this will occur.

Index

The loss factors (estimates based on historical experience and current economic conditions), we applied to criticized loans did not change during the third quarter of 2009.  Management continually evaluates loss factors in connection with the allowance model.  In addition, and in conjunction with our criticized loan monitoring practices, we continually evaluate the estimated value of our loan collateral to help determine the level of probable and estimable losses.  We believe these collateral values, particularly commercial real estate values, have considerable potential to decline in future quarters.

The credit quality of our debt securities portfolio is strong.  At September 30, 2009, 99.7% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moody’s credit rating services; 90.0% were rated “AAA.”  This compares to 99.8% and 85.8%, respectively, at December 31, 2008.

Similarly, the credit quality of the insurance carriers that issued our bank-owned life insurance policies remained strong.  At September 30, 2009, we held fifty-six life insurance policies on fifteen current and former executives of the Company.  The cash surrender value of these policies at September 30, 2009 totaled $16.855 million.

D. Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008

Overview.  Net income increased $1.351 million or 97.7% between the three-month period ended September 30, 2009 and the three-month period ended September 30, 2008.  During the third quarter of 2009, we recorded net income and earnings per share of $2.734 million and $0.26, respectively.  This compares to net income of $1.383 million and earnings per share of $0.13 during the third quarter of 2008.  The increase in net income between the third quarter of 2008 and the third quarter of 2009 was attributable to several primary factors, in particular, a significant increase in net interest income, a significant increase in net gain / (loss) on investment securities, offset, in part, by significant increases in noninterest expense and income taxes.

We recorded $8.595 million in net interest income during the third quarter of 2009, versus $6.844 million in the third quarter of 2008, a $1.751 million or 25.6% increase.  During 2008, we embarked on a market expansion and asset growth strategy.  The strategy included the acquisition of lending professionals in new geographic markets, namely the Greater Syracuse and Capital District markets in central and upstate New York.  Although we curbed our growth strategy during the second quarter of 2009, average earning assets increased from $838.680 million in the third quarter of 2008 to $905.023 million in the third quarter of 2009, a $66.343 million or 7.9% increase.  The combination of the growth in earning assets and decrease in our funding costs, as the general level of interest rates declined, caused the significant increase in net interest income between the periods.

In addition to the improvement in net interest income, net investment securities gains (losses) increased $1.258 million between the third quarter of 2008 and the third quarter of 2009.  In the three-month period ended September 30, 2008 we recorded an $86 thousand net loss on our investment securities portfolio, as compared to a $1.172 million net gain during the three-month period ended September 30, 2009.  During the second half of 2008 the general level of interest rates declined due to a slumping national economy. Interest rates have generally remained low throughout the first three quarters of 2009, providing us with the opportunity to sell selected securities in our available-for-sale portfolio at a price that exceeded the amortized cost of the security.  During the third quarter, we sold several available-for-sale mortgage-backed securities in which the effective yields were expected to decline due to accelerating prepayments on the securities’ mortgage collateral.  Accordingly, during the third quarter of 2009, we sold or had called $27.548 million of available-for-sale investment securities and recorded $1.057 million of net gains on these sales.  The remainder of the net gain on our securities portfolio, totaling $115 thousand, was due to an increase in value on our trading portfolio.

During the third quarter of 2009, we recorded $570 thousand in the provision for loan losses to increase the allowance for loan losses to an amount we deemed adequate to absorb probable and estimable losses.  This compares to $500 thousand recorded in the provision for loan losses during the third quarter of 2008.  During the third quarter of 2009 we experienced moderate increases in non-performing loans, impaired loans and the specific reserve allocation for impaired loans.  Conversely, outstanding loan balances, the level of delinquent loans and potential problem loans decreased during the quarter.  Net charge-offs in the three-month period ended September 30, 2009 totaled $246 thousand, as compared to $240 thousand in the three-month period ended September 30, 2008, a $6 thousand increase.

Index

Total noninterest expenses increased $1.048 million or 17.5% between the third quarter of 2008 and the third quarter of 2009.  Between the comparable quarterly periods, we recorded significant increases in salaries, employee benefits and the FDIC premium assessment.  These increases were offset, in part, by a net decrease in several other categories of noninterest expense,

The increase in net income resulted in an increase in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 1.15% in the third quarter of 2009, as compared to 0.63% in the third quarter of 2008.  Similarly, the return on average shareholders’ equity increased from 7.93% in the third quarter of 2008 to 15.59% in the third quarter of 2009.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the third quarter of 2009, net interest income comprised 77% of our net revenue (net interest income plus noninterest income).  This compares to 83% in the third quarter of 2008.  For the three-month period ended September 30, 2009, our net interest income was $8.595 million.  By comparison, for the three-month period ended September 30, 2008, our net interest income was $6.844 million.  The $1.751 million or 25.6% increase in net interest income between comparable periods was due to a significant increase in our earning asset balances, particularly loans, and a significant drop in funding costs.  The third quarter of 2009 marks the sixth consecutive quarter in which net interest income increased.  It also marks a new Company record for quarterly net interest income.

Between comparable quarterly periods, interest income increased $54 thousand or 0.5%.  We recorded $11.858 million in interest income during the third quarter of 2009, as compared to $11.804 million in the third quarter of 2008.  During the fourth quarter of 2008, interest rates declined precipitously due to the global financial crisis, This included a 175 basis point decrease in the federal funds target rate and prime lending rate, an interest rate to which a significant portion of our loans are indexed.  The decrease in these rates and other market interest rates drove down the yields on all categories of our earning assets, including federal funds sold, interest bearing deposits (at other banks), investment securities and loans between comparable quarterly periods.  In particular, the yield on our earning assets decreased 40 basis points, from 5.60% in the third quarter of 2008 to 5.20% in the third quarter of 2009.  In spite of the decrease in our overall earning asset yield, interest income between comparable quarterly periods improved principally because the average outstanding balance of our loans, our highest yield and largest earning asset portfolio, increased substantially.  The interest income recorded on loans increased $620 thousand, from $8.372 million in the third quarter of 2008 to $8.992 million in the third quarter of 2009, despite a 54 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio increased $86.459 million or 16.8%, from $515.948 million in the third quarter of 2008 to $602.407 million in the third quarter of 2009, driving the increase in interest income between the periods.

Between the third quarter of 2008 and the third quarter of 2009, the rate on all categories of interest bearing liabilities decreased.  The weighted average rate on all interest bearing liabilities totaled 2.72% in the third quarter of 2008, as compared to 1.64% in the third quarter of 2009.  Similarly, total interest expense decreased $1.697 million between comparable periods in spite of a $61.774 million or 8.5% increase in average outstanding interest bearing liabilities.  We recorded $3.263 million in total interest expense during the third quarter of 2009, as compared to $4.960 million in the third quarter of 2008.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During the third quarter of 2009 we recorded $428 thousand of interest expense on our money market deposit accounts at an average rate of 0.81%.  By comparison, during the third quarter of 2008 we recorded $722 thousand of interest expense at an average rate of 2.00%.  The 119 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $1.231 million between comparable quarters.  During the third quarter of 2009 the average rate paid on time and other deposit accounts was 2.47%, versus 3.64% in the third quarter of 2008, a 117 basis point decrease.

Due to the combination of changes in interest rates and the volume and composition of our earning assets and liabilities, our net interest margin increased between comparable quarters.  Net interest margin was 3.77% (3.92% tax equivalent) in the third quarter of 2009.  By comparison, net interest margin was 3.25% (3.49% tax equivalent) in the third quarter of 2008.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009 vs. 2008			2009 vs. 2008
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Earning assets:
Federal funds sold	$(39)	$(39)	$(78)	$(187)	$(189)	$(376)
Interest bearing deposits	(58)	38	(20)	(285)	147	(138)
Securities	(171)	(297)	(468)	(389)	(917)	(1,306)
Loans	(729)	1,349	620	(2,837)	5,545	2,708
Total earning assets	(997)	1,051	54	(3,698)	4,586	888

Interest bearing liabilities:
Savings accounts	(27)	3	(24)	(60)	3	(57)
Money market accounts	(541)	247	(294)	(1,300)	817	(483)
NOW accounts	(132)	69	(63)	(321)	204	(117)
Time & other deposit accounts	(861)	(370)	(1,231)	(2,594)	(422)	(3,016)
Borrowings	(55)	(30)	(85)	(131)	214	83
Total interest bearing liabilities	(1,616)	(81)	(1,697)	(4,406)	816	(3,590)

Change in net interest income	$619	$1,132	$1,751	$708	$3,770	$4,478

Net interest income increased $1.751 million between the third quarter of 2008 and the third quarter of 2009.  Between the periods we recorded a $54 thousand increase in interest income and a $1.697 million decrease in interest expense.  The increase in interest income between comparable quarters was driven by a significant increase in the average loan balances outstanding.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume of money market accounts, NOW accounts and savings accounts.

In the fourth quarter of 2008, the Federal Open Market Committee lowered the federal funds target rate by 175 basis points due to the global financial crisis and the weakening national economy.  The precipitous drop in the federal funds rate and other market interest rates caused a significant reduction in both our interest-earning asset yields and interest-bearing liability costs.  Conversely, our strategy to increase the Company’s earning assets through the first quarter of 2009 contributed to increases in both interest income and interest expense due to volume factors.  More specifically, net interest income increased $1.132 million between the third quarter of 2008 and the third quarter of 2009 due to volume factors, as compared to $619 thousand due to rate factors.  Between the third quarter of 2008 and the third quarter of 2009, the volume of earning assets (on a net basis) increased $66.343 million, including a $86.459 million increase in average loans outstanding between the periods.

Throughout 2007, 2008 and the first quarter of 2009, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we steadily increased the average outstanding balances in our loan portfolio.  Although the rapid loan growth subsided in the second and third quarters of 2009, the growth in average outstanding loan balances between the comparable quarters contributed $1.349 million of additional interest income between the periods.  This improvement, however, was offset by a $729 thousand decrease in interest income due to a decrease in the average yield on loans between comparable quarters as market interest rates dropped.  Due to these two factors, the interest income recorded on loans increased $620 thousand between comparable quarters.

Index

We recorded only $16 thousand in interest income on federal funds sold and interest bearing deposits (at other banks) during the third quarter of 2009.  By comparison, during the third quarter of 2008, we recorded $114 thousand in interest income on federal funds sold and interest bearing deposits.  Short term interest rates, including overnight investment interest rates dropped precipitously between September 30, 2008 and September 30, 2009 as the U.S. economy slid into recession.  In addition, during the fourth quarter of 2008, the Federal Reserve Bank of New York changed its long standing policy of not paying interest on required and excess reserves held by member institutions to paying interest on required and excess reserves.  Given the comparable Federal Reserve deposit interest rate and the open market rates for federal funds sold during the third quarter of 2009, we invested the large majority of our overnight excess reserve balances at the Federal Reserve Bank of New York during the third quarter of 2009.  Due to these factors, the combined interest income on federal funds sold and interest bearing deposits decreased $98 thousand, $97 thousand, of which, was attributable to rate.

The interest income recorded on the investment securities portfolio decreased $468 thousand between the third quarter of 2008 and the third quarter of 2009 due to both rate and volume factors.  During the last three quarters of 2008 and the first two quarters of 2009, the average volume of loans outstanding increased.  To help fund this growth in loans outstanding and take advantage of an increase in the value of our available-for-sale investment securities portfolio, we reduced our average investment securities balances outstanding, resulting in a $28.452 million decrease in average outstanding balances between the third quarter of 2008 and the third quarter of 2009.  Similarly, due to a declining interest rate environment, the yield on our investment securities portfolio decreased from 4.37% in the third quarter of 2008 to 4.13% during the third quarter of 2009.  Between comparable periods, the interest income earned on investment securities decreased $297 thousand due to volume, and $171 thousand due to rate factors.

We recorded $1.943 million in interest expense on time and other deposit accounts during the third quarter of 2009, as compared to $3.174 million in the third quarter of 2008.  We offered lower rates of interest on new and renewed certificates as market interest rates dropped between the later part of 2007 and September 30, 2009.  As interest rates dropped, many of our customers opted to deposit their funds in non-maturity deposit accounts, primarily money market deposit accounts.  The decrease in interest rates and the corresponding decline in time and other deposit account balances drove down interest expense $1.231 million or 38.8% between comparable quarters, $861 thousand due to rate and $370 thousand due to volume.

Interest expense on money market deposit accounts decreased $294 thousand between the third quarter of 2008 and the third quarter of 2009.  As short-term interest rates decreased between comparable quarters, we lowered the interest rate paid on money market deposit accounts, causing a $541 thousand decrease in interest expense due to rate factors.  Between comparable quarters, however, we increased the average volume of money market accounts outstanding due to an increase in municipal deposits.  The increase in volume contributed $247 thousand of additional interest expense between the periods.

In 2008 we decreased the interest rates paid on statement savings and passbook savings accounts.  The low interest rates offered on these accounts caused a decrease in interest expense recorded on these accounts.  In particular, interest expense on statement savings and passbook savings accounts decreased $24 thousand between the third quarter of 2008 and the third quarter of 2009, $27 thousand of which was due to rate factors, offset, in part, by a $3 thousand increase in interest expense due to volume factors.

The average rate paid on NOW accounts decreased from 1.11% in third quarter of 2008 to 0.60% in the third quarter of 2009.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $86.507 million in the third quarter of 2008 to $117.571 million in the third quarter of 2009 due principally to an increase in municipal deposit accounts.  Between comparable periods, interest expense on NOW accounts decreased $63 thousand.  The increase in the volume of NOW accounts increased interest expense $69 thousand between comparable periods, but was offset by a $132 thousand decrease in interest expense due to a decrease in rate.

Index

In the second half of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The interest rates on these new long-term borrowings were generally less than the interest rates on maturing long-term borrowings, which dropped our average cost of borrowings from 3.83% in the third quarter of 2008 to 3.54% in the third quarter of 2009.  The decrease in the average rate on borrowings decreased interest expense by $55 thousand, while the decrease in the average outstanding balance in the borrowings portfolio decreased interest expense by $30 thousand.

Provision for Loan Losses. During the third quarter of 2009 we experienced moderate increases in non-performing loans, impaired loans and the specific reserve allocation for impaired loans.  Conversely, outstanding loan balances, the level of delinquent loans and potential problem loans decreased slightly.  Net charge-offs in the three-month period ended September 30, 2009 totaled $246 thousand, as compared to $240 thousand in the three-month period ended September 30, 2008, a $6 thousand increase.  Based on these factors, as well as the trends and characteristics in our loan portfolio and general economic conditions, we recorded $570 thousand in the provision for loan losses during the third quarter of 2009 to maintain the allowance for loan losses at level to absorb probable and estimable loan losses.  By comparison, we recorded $500 thousand in the provision for loan losses in the third quarter of 2008.

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, net investment securities gains (losses), net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  Noninterest income increased in the third quarter of 2009, as compared to the third quarter of 2008 due principally to a significant increase in net investment securities gains.  Specifically, total noninterest income increased from $1.374 million in the third quarter of 2008 to $2.597 million in the third quarter of 2009, a $1.223 million or 89.0% increase.

During the third quarter of 2009, we recorded $1.057 million of net gains on the sales and calls of $27.548 million of available-for-sale investment securities.  This compares to $38 thousand of net gains recorded during the third quarter of 2008.  As interest rates remained near historical lows during the third quarter of 2009, we captured gains by selling selected available-for-sale investment securities.  In addition, we recorded $115 thousand of net investment securities gains on our trading portfolio in the third quarter of 2009.  This compares to $124 thousand in net investment securities loss on the trading portfolio during the third quarter of 2008.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

During the third quarter of 2009, we earned $353 thousand in trust fees.  This compares to $451 thousand in the third quarter of 2008, a $98 thousand or 21.7% decrease.  The decrease in trust fees between comparable periods was largely attributed to a decline in estate settlement fees between the periods.  During the third quarter of 2008, we recorded $68 thousand in estate settlement fees, as compared to no estate settlement fees in the third quarter of 2009.

The net gain recorded on the sale of loans totaled $104 thousand in the third quarter of 2009.  This compares to $56 thousand in the third quarter of 2008, a $48 thousand or 85.7% increase between the comparable quarters.  The premiums we earn on residential mortgage loans originated by our Provantage Home Loan Division and sold into the secondary residential mortgage market increased between comparable periods.  Residential mortgage interest rates dropped precipitously between the first half of 2008 and the second quarter of 2009, spurring a moderate wave of refinancing activity in our markets.  In addition, to mitigate our interest rate risk exposure, we increased the proportion of residential mortgage loan originations sold into the secondary market between comparable periods.

The remaining categories of noninterest income, including service charges on deposit accounts, the increase in the cash surrender value of bank owned life insurance, other service fees and other income increased $15 thousand or 1.6% (on a net basis) between the third quarter of 2009 and the third quarter of 2008.  More specifically, we recorded $968 thousand in these categories of income during the third quarter of 2009, versus $953 thousand during the third quarter of 2008.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessments and other miscellaneous expenses.  Total noninterest expense increased $1.048 million or 17.5% on a comparable quarter basis, from $6.001 million in the third quarter of 2008 to $7.049 million in the third quarter of 2009.  The substantial increase in total noninterest expense between comparable quarters was largely due to significant increases in salaries, employee benefits and our FDIC premium assessment.

Index

During the third quarter of 2009, we recorded $3.169 million in salaries expense, versus $2.829 million in the third quarter of 2008, a $340 thousand or 12.0% increase between the periods.  Between comparable periods, we recorded a $214 thousand net increase on our executive deferred compensation plan due to increases in plan asset values.  The remainder of the net increase was principally due to the recording of a $150 thousand accrual for the Bank’s annual incentive plan during the third quarter of 2009.

We recorded $1.175 million in employee benefits expense during the third quarter of 2009, versus $677 thousand in the third quarter of 2008, a $498 thousand or 73.6% increase between the periods.  The increase in employee benefits expense between the periods was largely due to two items, in particular, pension expense and the buy-out of participant benefits under the Bank’s post retirement split-dollar life insurance benefit program.  During the third quarter of 2009, we recorded a $117 thousand pension expense, as compared to a $98 thousand net pension benefit in the third quarter of 2008.  The Company’s defined benefit plan pension assets performed well for several years preceding 2008.  Due to significant declines in the equity markets, however, the pension assets lost substantial value by the end of 2008 causing us to record a net expense in 2009 despite freezing plan benefits in 2006. In addition, during the third quarter of 2009, we executed a cash buy-out of post retirement split-dollar life insurance benefits with ten senior managers of the Bank under agreements originally established in the late 1990’s.  We recorded $312 thousand in employee benefits during the third quarter of 2009 in connection with the termination of these benefits.  No similar transactions were recorded during the third quarter of 2008.

We recorded $341 thousand in FDIC premium assessment expense during the third quarter of 2009, as compared to $30 thousand in the third quarter of 2008.  In the fourth quarter of 2008 we exhausted our FDIC insurance premium credit, which was initially provided in 2007, and began to incur premium expense to capitalize the Deposit Insurance Fund.

On a combined basis, we recorded $2.364 million of occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expenses, professional fees and other miscellaneous expenses during the third quarter of 2009.  By comparison, we recorded $2.465 million in these noninterest expense categories during the third quarter of 2008.  This represents a $101 thousand or 4.1% decrease between comparable quarterly periods.  During the third quarter of 2008, we incurred a significant amount of noninterest expenses to support our growth and market expansion strategies.  These general overhead expenses, particularly advertising and marketing expense, declined during the third quarter of 2009 due to our strategic decision during the second quarter of 2009 to reduce asset growth rates and emphasize current period earnings and capital preservation.

Income Taxes.  Income tax expense increased from $334 thousand during the third quarter of 2008 to $839 thousand during the third quarter of 2009.  The increase in income tax expense was primarily due to a significant increase in income before tax between comparable periods.  The effective tax rate increased between periods, from 19.4% in the third quarter of 2008 to 23.5% in the third quarter of 2009.  In the third quarter of 2009 a smaller proportion of our income was derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance increasing the effective tax rate.

E. Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Overview.  Net income increased $1.172 million or 27.7% between the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2008.  During the nine months ended September 30, 2009, we recorded net income and earnings per share of $5.400 million and $0.51, respectively.  This compares to net income of $4.228 million and earnings per share of $0.40 during the nine months ended September 30, 2008.  The significant increase in net income between the comparable nine-month periods was attributable to significant increases in both net interest income and noninterest income, offset, in part, by significant increases in the provision for loan losses, noninterest expense and income taxes.

We recorded $23.826 million in net interest income during the nine-month period ended September 30, 2009, versus $19.348 million in the nine-month period ended September 30, 2008, a $4.478 million or 23.1% increase.  During 2008, we embarked on a market expansion and asset growth strategy.  The strategy included the acquisition of lending professionals in new geographic markets, namely the Greater Syracuse and Capital District markets in central and upstate New York.  Despite curbing our growth rate during the third quarter of 2009, our average earning assets increased from $809.887 million in the first three quarters of 2008 to $903.126 million in the first three quarters of 2009, a $93.239 million or 11.5% increase.  The combination of the growth in earning assets and a decrease in our funding costs, as the

Index

general level of interest rates declined, caused the significant increase in net interest income between the periods.

In addition to the improvement in net interest income, noninterest income increased significantly between comparable nine-month periods.  Noninterest income increased $1.648 million or 32.9% between the nine-month period ended September 30, 2008 and the nine-month period ended September 30, 2009, due almost exclusively to an increase in investment securities gains (net).  We recorded $2.622 million in investment securities gains during the nine-month period ended September 30, 2009, versus $78 thousand during the nine-month period ended September 30, 2008.  During the second half of 2008 the general level of interest rates declined due to a slumping national economy. Interest rates remained low throughout the first three quarters of 2009, providing us with the opportunity to sell selected debt securities in our available-for-sale portfolio at a price that exceeded the amortized cost of the security.  Accordingly, during the first nine months of 2009, we sold or had called $82.437 million of available-for-sale investment securities and recorded $2.489 million of net gains on these sales.

During the first nine months of 2009, we recorded $2.720 million in the provision for loan losses.  This compares to $900 thousand recorded in the provision for loan losses during the first nine months of 2008.  Between comparable periods most of our loan quality metrics worsened.  In addition, our outstanding loan balances increased substantially between the periods.  These factors coupled with slumping national and regional economies caused us to significantly increase the provision for loan losses between the periods, which, in turn increased the allowance for loan losses.

Total noninterest expenses increased $2.611 million or 14.5% between the first nine months of 2008 and the first nine months of 2009.  The largest contributing factor toward this increase was a $938 thousand increase in the FDIC premium assessment.  In the fourth quarter of 2008 we exhausted our FDIC insurance premium credit, which was initially provided in 2007, and began to incur premium expense to recapitalize the FDIC Deposit Insurance Fund.  In addition, during the second half of 2008 and throughout 2009, the rate of bank failures rose substantially.  This created significant claims against the FDIC Deposit Insurance Fund and prompted the FDIC to charge a special assessment during the second quarter of 2009 in an effort to restore the fund to its desired capitalization.  We recorded $1.006 million in FDIC premium assessment expense during the nine-month period ended September 30, 2009, as compared to $68 thousand in the nine-month period ended September 30, 2008.  In addition, salaries, employee benefits and computer services fees all increased significantly between comparable nine-month periods.

The increase in net income resulted in increases in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.77% in the first nine-months of 2009, as compared to 0.66% in the first nine months 2008.  Similarly, the return on average shareholders’ equity increased from 8.10% in the first nine months of 2008 to 10.54% in the first nine months of 2009.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the nine-month period ended September 30, 2009, net interest income comprised 78% of our net revenue (net interest income plus noninterest income).  This compares to 79% in the nine-month period ended September 30, 2008.  For the first three quarters of 2009, our net interest income was $23.826 million.  By comparison, for the first three quarters of 2008, our net interest income was $19.348 million.  The $4.478 million or 23.1% increase in net interest income between comparable nine-month periods was due to a significant increase in our earning asset balances, particularly loans, and a significant decrease in funding costs.

The yield on our earning assets decreased 45 basis points between comparable nine-month periods, from 5.69% in the first three quarters of 2008 to 5.24% in the first three quarters of 2009.  Between September 2007 and December 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 500 basis points, from 5.25% to 0.25%, due to a weakening national economy.  This, in turn, caused a decrease in the national prime lending rate, an interest rate to which a significant portion of our loan portfolio is indexed.  These actions, along with decreases in other market interest rates, reduced the yield on all categories of earning assets between comparable nine-month periods, which negatively affected interest income.  During 2008 we implemented a strategy to increase earning assets, particularly loans.  The increase in the average outstanding volume of our earning assets due to these efforts offset a substantial portion of the decrease in interest income caused by lower earning asset yields.  We recorded $35.390 million of interest income during the first three quarters of 2009, as compared to $34.502 million in the first three quarters of 2008, an $888 thousand or 2.6% increase.  The interest income recorded on loans, our highest yielding and largest earning asset portfolio, increased $2.708 million, from $24.021 million in the first three quarters of 2008 to $26.729 million in the first three

Index

quarters of 2009, despite a 73 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio increased from $479.561 million in the first three quarters of 2008 to $599.848 million in the first three quarters of 2009, a $120.287 million or 25.1% increase.

Between comparable nine-month periods, the rate on all categories of interest bearing liabilities decreased.  The weighted average rate on all interest bearing liabilities totaled 2.89% in the first three quarters of 2008, as compared to 1.95% in the first three quarters of 2009.  Similarly, total interest expense decreased $3.590 million between comparable periods in spite of a $90.617 million or 12.9% increase in average outstanding interest bearing liabilities.  We recorded $11.564 million in total interest expense during the nine months of 2009, as compared to $15.154 million in the first nine months of 2008.  The significant decrease in market interest rates between comparable periods allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During the first three quarters of 2009, we recorded $1.617 million of interest expense on our money market deposit accounts at an average rate of 1.09%.  By comparison, during the first three quarters of 2008 we recorded $2.100 million of interest expense at an average rate of 2.15%.  The 106 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $3.016 million between comparable nine-month periods.  During the first three quarters of 2009 the average rate paid on time and other deposit accounts was 2.84%, versus 3.89% in the first three quarters of 2008, a 105 basis point decrease.

Due to the combination of changes in interest rates and the volume and composition of our earning assets and liabilities, our net interest margin increased between comparable nine-month periods.  Net interest margin was 3.53% (3.69% tax equivalent) in the first nine months of 2009.  By comparison, net interest margin was 3.19% (3.44% tax equivalent) in the first nine months of 2008.

Rate and Volume Analysis.  Net interest income increased $4.478 million between the nine-month period ended September 30, 2008 and the nine-month period ended September 30, 2009.  Between the periods we recorded an $888 thousand increase in interest income and a $3.590 million decrease in interest expense.  The increase in interest income between comparable periods was driven by a significant increase in the average loan balances outstanding.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume of money market accounts, NOW accounts and borrowings, and to a much lesser extent, savings.

Between September 2007 and December 2008, the Federal Open Market Committee lowered the federal funds target rate by 500 basis points due to a weakening national economy.  The precipitous drop in the federal funds rate and other market interest rates caused a significant reduction in both our interest-earning asset yields and interest-bearing liability costs.  Conversely, our strategy to increase the Company’s earning assets contributed to increases in both interest income and interest expense due to volume factors.  More specifically, net interest income increased $3.770 million between the comparable nine-month periods due to volume factors, as compared to $708 thousand due to rate factors.  Between the first nine months of 2008 and the first nine months of 2009, the volume of earning assets (on a net basis) increased $93.239 million, including a $120.287 million increase in average loans outstanding between the periods.

Throughout 2007, 2008 and the first quarter of 2009, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we steadily increased the average outstanding balances in our loan portfolio. Although we curbed the rate of asset growth during the second and third quarters of 2009, on a comparable period basis, average outstanding loan balances increased from $479.561 million in the nine-month period ended September 30, 2008 to $599.848 million in the nine-month period ended September 30, 2009.  The growth in the average outstanding loan balances contributed $5.545 million of additional interest income between comparable nine-month periods.  This improvement, however, was offset by a $2.837 million decrease in interest income due to a decrease in the average yield on loans between comparable nine-month periods as market interest rates dropped.  Due to these two factors, the interest income recorded on loans increased $2.708 million between comparable nine-month periods.

We recorded only $48 thousand in interest income on federal funds sold and interest bearing deposits (at other banks) during the first three quarters of 2009.  During the fourth quarter of 2008, the Federal Reserve Bank of New York changed its long standing policy of not paying interest on required and excess

Index

reserves held by member institutions to paying interest on required and excess reserves.  Given the comparable Federal Reserve deposit interest rate and the open market rates for federal funds sold during the first three quarters of 2009, we invested the large majority of our overnight excess reserve balances at the Federal Reserve Bank of New York.  Due to these factors, the combined interest income on federal funds sold and interest bearing deposits decreased $514 thousand, $472 thousand attributable to rate and $42 thousand attributable to volume.

The interest income recorded on the investment securities portfolio decreased $1.306 million between the first three quarters of 2008 and the first three quarters of 2009 due to both rate and volume factors.  During the last three quarters of 2008 and the first two quarters of 2009, we significantly increased the average volume of loans outstanding.  To help fund this growth in loans outstanding and take advantage of an increase in the value of our available-for-sale investment securities portfolio, we reduced our average investment securities balances outstanding by $28.450 million between comparable periods.  Similarly, due to a declining interest rate environment, the yield on our investment securities portfolio decreased from 4.40% in the nine-month period ended September 30, 2008 to 4.22% during the nine-month period ended September 30, 2009.  Between comparable nine-month periods, the interest income earned on investment securities decreased $917 thousand due to volume and $389 thousand due to rate factors.

We recorded $7.079 million in interest expense on time and other deposit accounts during the first three quarters of 2009, as compared to $10.095 million in the first three quarters of 2008.  We offered lower rates of interest on new and renewed certificates as interest rates dropped between the later part of 2007 and September 30, 2009.  As interest rates dropped, many of our customers opted to deposit their funds in non-maturity deposit accounts, primarily money market deposit accounts.  The decrease in interest rates and the corresponding decline in time and other deposit account balances drove down interest expense $3.016 million or 29.9% between comparable nine-month periods, $2.594 million due to rate and $422 thousand due to volume.

Interest expense on money market deposit accounts decreased $483 thousand between the first three quarters of 2008 and the first three quarters of 2009.  As short-term interest rates decreased between comparable periods, we lowered the interest rate paid on money market deposit accounts causing a $1.300 million decrease in interest expense due to rate factors.  Between comparable periods, however, we increased the average volume of money market accounts outstanding due to an increase in municipal deposits.  This increased interest expense on this deposit liability portfolio $817 thousand between comparable nine-month periods due to volume factors.

As interest rates dropped over the last several quarters we decreased the interest rates paid on statement savings and passbook savings accounts resulting in a $60 thousand decrease in interest expense between comparable nine-month periods ended September 30, 2008 and 2009.  This was, offset, in part, by an increase in interest expense on savings accounts due to an increase in average outstanding balances totaling $3 thousand.

The average rate paid on NOW accounts decreased from 1.21% in first three quarters of 2008 to 0.78% in the first three quarters of 2009.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $86.067 million in the first nine months of 2008 to $113.043 million in the first nine months of 2009 due principally to an increase in municipal deposit accounts.  Between comparable periods, interest expense on NOW accounts decreased $117 thousand.  The increase in the volume of NOW accounts increased interest expense $204 thousand between comparable periods, but was offset by a $321 thousand decrease in interest expense due to a decrease in rate.

In the second half of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The interest rates on these new long-term borrowings were generally less than the interest rates on maturing long-term borrowings, which dropped our average cost of borrowings from 3.88% in the nine-month period ended September 30, 2008 to 3.63% in the nine-month period ended September 30, 2009.  An increase in the average volume of borrowings increased interest expense by $214 thousand, while the decrease in the average rate paid on borrowings decreased interest expense by $131 thousand, resulting in an $83 thousand net increase in interest expense on borrowings.

Provision for Loan Losses.  We recorded $2.720 million in the provision for loan losses in the first three quarters of 2009.  This compares to $900 thousand for the first three quarters of 2008, a $1.820 million increase.  During the last several quarters, we experienced a significant decline in several loan quality

Index

metrics, most notably, non-performing loans, impaired loans and potential problem loans.  This general trend, coupled with significant loan growth between the periods and deteriorating economic conditions, resulted in a substantial increase in the provision for loan losses, particularly in the first and second quarters of 2009.  In addition, net charge-offs increased from $652 thousand in the nine-month period ended September 30, 2008 to $1.122 million in the nine-month period ended September 30, 2009.

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, net investment securities gains (losses), net gain on sale of loans, income on bank-owned life insurance, other service fees and other income. In addition, during the second quarter of 2008, we sold our ownership interest in our former insurance agency subsidiary and recorded a gain on the sale. Noninterest income increased in the first three quarters of 2009, as compared to the first three quarters of 2008 due principally to a significant increase in net investment securities gains.  Specifically, total noninterest income increased from $5.007 million in the nine-month period ended September 30, 2008 to $6.655 million in the nine-month period ended September 30, 2009, a $1.648 million or 32.9% increase. The largest contributing factor toward the increase was a $2.544 million increase in net investment securities gains between comparable nine-month periods.  We recorded $2.622 million in net investment securities gains during the nine-month period ended September 30, 2009, as compared to $78 thousand in the nine-month period ended September 30, 2008.

In the nine-month period ended September 30, 2009, we recorded $2.489 million of net gains on the sales and calls of $82.437 million of available-for-sale investment securities.  This compares to $298 thousand in net gains recorded during the nine-month period ended September 30, 2008.  As interest rates remained near historical lows during the first three quarters of 2009, we captured gains by selling selected available-for-sale investment securities.  In addition, we recorded $133 thousand of net investment securities gains on our trading portfolio in the first three quarters of 2009.  This compares to $220 thousand in net investment securities loss on the trading portfolio during the first nine months of 2008.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

During the nine-month period ended September 30, 2009, we earned $1.065 million in trust fees.  This compares to $1.272 million in the nine-month period ended September 30, 2008, a $207 thousand or 16.3% decrease.  The decrease in trust fees between comparable periods was primarily attributed to a decline in estate settlement fees between the periods.  During the first three quarters of 2008, we recorded $157 thousand in estate settlement fees, as compared to no estate settlement fees in the nine-month period ended September 30, 2009.

During the nine-month period ended September 30, 2009 we recorded $188 thousand in other service fees.  By comparison, we recorded $413 thousand in other service fees during the nine-month period ended September 30, 2008, a $225 thousand or 54.5% decrease between comparable periods.  During the first two quarters of 2008, we recorded $246 thousand in commission revenues in connection with our former insurance agency subsidiary, Mang-Wilber LLC.  We sold our ownership interest in the agency during the second quarter of 2008, thereby eliminating the commission revenue associated with this line of business during 2009. In addition, during the nine-month period ended September 30, 2008 we recorded a $628 thousand gain in connection with the sale of the agency.  We did not execute any similar transactions during the nine-month period ended September 30, 2009.

The increase in noninterest income between the first three quarters of 2008 and the first three quarters of 2009 was also positively affected by a $114 thousand increase in service charges on deposit accounts due principally to fee increases implemented by management, a $54 thousand increase in the net gains recorded on the sale of loans and a $12 thousand increase in other income.  Conversely, due to general declines in the financial markets and related crediting rates on the cash surrender value of life insurance policies between the nine-month periods ended September 30, 2008 and 2009, we recorded a $16 thousand decrease in income on our bank-owned life insurance policies.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessments and other miscellaneous expenses.  Total noninterest expense increased $2.611 million or 14.5% on a comparable period basis, from $18.005 million in the nine-month period ended September 30, 2008 to $20.616 million in the nine-month period ended September 30, 2009.  The substantial increase in total noninterest expense between comparable periods was due to several factors, including significant increases in our FDIC premium assessment, increases in salaries and employee benefits expense, and to a lesser extent, computer service fees, occupancy expense, professional fees and other miscellaneous expenses.

Index

During the nine-month period ended September 30, 2009, we recorded $9.102 million in salaries expense, versus $8.480 million in the nine-month period ended September 30, 2008, a $622 thousand or 7.3% increase between the periods.  Between comparable periods, we recorded a $384 thousand net increase on our executive deferred compensation plan due to increases in plan asset values.  In addition, during the nine-month period ended September 30, 2009 we accrued $200 thousand in connection with the Bank’s employee incentive plan.  The remainder of the increase in salaries expense was principally due to employee wage increases between the periods.

We recorded $2.850 million in employee benefits expense in the nine-month period ended September 30, 2009, versus $1.970 million in the nine-month period ended September 30, 2008, an $880 thousand or 44.7% increase between the periods.  The increase in employee benefits expense between the periods was largely due a significant increase in pension expense.  During the nine-month period ended September 30, 2009, we recorded a $352 thousand pension expense, as compared to a $295 thousand net pension benefit in the nine-month period ended September 30, 2008.  The Company’s defined benefit plan pension assets performed well for several years preceding 2008.  Due to significant declines in the equity markets, however, the pension assets lost substantial value by the end of 2008 causing us to record a net expense in 2009 despite freezing plan benefits in 2006. In addition, during the third quarter of 2009, we executed a cash buy-out of a post retirement split-dollar life insurance benefit program with ten senior managers of the Bank under agreements originally established in the late 1990’s.  We recorded $312 thousand in employee benefits during the third quarter of 2009 in connection with the termination of these benefits.  No similar transactions were recorded during the third quarter of 2008.  Finally, F.I.C.A. expense and group health insurance increased $69 thousand and $33 thousand, respectively, between the periods.  These increases were partially offset by an $83 decrease in 401k plan expense between the periods.

We recorded $1.006 million in FDIC premium assessment expense during the nine-month period ended September 30, 2009, as compared to $68 thousand in the nine-month period ended September 30, 2008.  The increase in the FDIC premium assessment was due to three primary factors.  First, in the fourth quarter of 2008 we exhausted our FDIC insurance premium credit, which was initially provided in 2007, and began to incur premium expense to recapitalize the Deposit Insurance Fund.  Second, between comparable periods the amount of our insurable deposits increased substantially in connection with the Company’s growth strategy.  And third, during the second quarter of 2009 the FDIC levied a special assessment upon its member banks to restore the Deposit Insurance Fund to required capitalization levels.  We recorded $437 thousand of FDIC premium expense due to this special assessment.

The FDIC recently announced that it will require member institutions to pay a prepaid assessment to re-capitalize the Deposit Insurance Fund.  The special prepaid assessment will be collected from member institutions on December 30, 2009 and will include estimated quarterly premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  We estimate the Bank’s prepaid assessment amount will be $6.7 million.  In addition, the FDIC will increase member premiums by 3 basis points for 2011 and 2012.  Each institution would record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting reduction of the prepaid assessment until the asset is exhausted.  Due to the weakened state of the banking industry and other factors, we anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively.

Computer service fees increased $217 thousand or 21.0% between comparable nine-month periods, from $1.035 million in the first three quarters of 2008 to $1.252 million in the first three quarters of 2009.  During 2008, we transferred our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to enhance our business continuity plan and minimize disruption of customer service.  Due to the change in our core operating system environment, we incurred $272 thousand of additional vendor-related expenses between the nine-month period ended September 30, 2008 and the nine-month period ended September 30, 2009.  This increase was partially offset by decreases in other computer related service fees.

During the nine-month period ended September 30, 2009, we incurred $385 thousand of advertising and marketing expenses.  This compares to $552 thousand in the nine-month period ended September 30, 2008, a $167 thousand or 30.3% decrease.  During the first three quarters of 2008, we incurred significant advertising expenses to launch our entry into the Greater Syracuse and Capital District, New York markets.  These efforts were substantially curtailed during 2009.

Index

We recorded $747 thousand of professional fees in the nine-month period ended September 30, 2009.  This compares to $678 thousand recorded in professional fees during the nine-month period ended September 30, 2008, a $69 thousand or 10.2% increase between comparable periods.  We incurred a significant increase in legal and other professional fees between comparable periods, a significant portion of which was to register 3,457,960 million shares of the Company’s common stock, $.01 par value, with the SEC in connection with our Dividend Reinvestment and Direct Stock Purchase Plan.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, minority interest expense, stock exchange listing fees, gain or loss on the disposal of assets, other real estate losses and several other miscellaneous expenses.  During the nine-month period ended September 30, 2009 other miscellaneous expenses increased $80 thousand or 2.7%, from $2.930 million in the nine-month period ended September 30, 2008 to $3.010 million in the nine-month period ended September 30, 2009.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

	For the Nine Months Ended September 30,
Description of other miscellaneous expense	2009	2008	Increase / (Decrease)
	(dollars in thousands)
Fidelity insurance	$55	$88	$(33)
OCC assessment	158	140	18
Correspondent bank services	142	111	31
Miscellaneous loan servicing expenses	131	79	52
Loan related collection expense	396	80	316
Dues and memberships	52	93	(41)
Office supplies	290	256	34
Postage and shipping	280	225	55
Travel and entertainment	143	212	(69)
Amortization of software	161	196	(35)
Other losses	35	124	(89)
Minority interest expense	-	34	(34)
Impairment / sale of fixed assets and other real estate	149	283	(134)
All other miscellaneous expense items, net	1,018	1,009	9
Total Other Miscellaneous Expense	$3,010	$2,930	$80

Loan related collection expenses include the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During the nine-month period ended September 30, 2009, we incurred and paid past due taxes and lapsed insurance premiums for several large or delinquent borrowers and incurred $396 thousand in expense related to these payments.  By comparison, we incurred $80 thousand in similar expenses during the nine-month period ended September 30, 2008.

Index

During the nine-month period ended September 30, 2009, we recorded $148 thousand in net loss on the impairment or sale of fixed assets and other real estate.  By comparison, during the nine-month period ended September 30, 2008 we recorded $283 thousand in net losses on the impairment / sale of fixed assets and other real estate.  We abandoned the development of a branch office in Dewitt, New York (Onondaga County) during the nine-month period ended September 30, 2008 and recorded a $178 thousand expense for site planning, architectural design, and engineering studies related to this site and $14 thousand in other fixed asset disposals.  In addition, we recorded $91 thousand in losses on other real estate during the same period, $100 thousand due to the write-off of a single commercial property and $9 thousand in other real estate recoveries.  During the nine-month period ended September 30, 2009, we recorded an additional write-down on our Dewitt, New York site totaling $134 thousand due to a decrease in the appraised value of the property.

Income Taxes.  Income tax expense increased from $1.222 million during the nine-month period ended September 30, 2008 to $1.745 million during the nine-month period ended September 30, 2009.  The increase in income tax expense was primarily due to a significant increase in income before tax between comparable periods.  The effective tax rate increased between periods increased, from 22.4% in the nine months ended September 30, 2008 to 24.4% in the nine months ended September 30, 2009.  A smaller proportion of our income was derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance during the nine-month period ended September 30, 2009 than in the nine-month period ended September 30, 2008 resulting in an increase in our effective tax rate between comparable periods.

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

Index

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Asset and Liability Committee (“ALCO”) and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, at September 30, 2009 the Bank maintained adequate levels of liquidity.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure
	September 30, 2009	December 31, 2008
	(dollars in thousands)
Cash and cash equivalents	$23,598	$44,421
Available-for-Sale and Held-to-Maturity investment securities at estimated fair value less securities pledged for state and municipal deposits and borrowings	$18,829	$20,337
Total loan to total asset ratio	65.20%	63.10%
FHLBNY remaining borrowing capacity	$15,031	$7,032
Available correspondent bank lines of credit	$12,000	$15,000
Brokered certificate of deposit line of credit	$92,000	$-

Our overall liquidity position increased significantly between December 31, 2008 and September 30, 2009 due primarily to the approval to participate in a nationally recognized FDIC-approved brokered certificate of deposit program.  The $92.000 million facility allows us to bid weekly for FDIC-insured certificate of deposits as long as we continue to meet program conditions including maintaining our well-capitalized status.  The certificate of deposit terms range from 4-weeks to 3-years with higher levels of availability in the shorter term pools.  We did not utilize the brokered certificate of deposit facility during the first three quarters of 2009.

At September 30, 2009 we maintained $23.598 million in cash and cash equivalents, $18.829 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $27.031 million of readily available lines of credit at other banks (excluding the brokered certificate of deposit line of credit) to fund any anticipated or unanticipated growth in earning assets.  This compares to $44.421 million in cash and cash equivalents, $20.337 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $22.032 million of readily available lines of credit at other banks on December 31, 2008.  In aggregate, these potential funding sources provided $161.458 million of short- and long-term liquidity at September 30, 2009, as compared to $86.790 million at December 31, 2008, a $74.668 million increase between periods.  Despite our significant loan growth during the first three quarters of 2009, we improved our overall liquidity position between December 31, 2008 and September 30, 2009.  Our total loan to total asset ratios of 65.2% at September 30, 2009 and 63.1% at December 31, 2008 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and stand-by letters of credit decreased between December 31, 2008 and September 30, 2009.  Commitments to extend credit and stand-by letters of credit totaled $124.281 million at September 30, 2009, versus $139.496 million at December 31, 2008, a $15.215 million or 10.9% decrease.  The decrease between periods was principally due to decreases in commitments to fund commercial real estate construction loans.  Our experience indicates that draws on the commitments to extend credit and stand-by letters of credit do not fluctuate significantly from quarter to quarter.  We, however, will closely monitor our liquidity position over the next several quarters to assure adequate levels of short-term funding are available to fund our off balance sheet commitments.

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

Due to the growth in total shareholders’ equity during the first three quarters of 2009, and to a lesser extent, a decrease in total assets at September 30, 2009, our total shareholders’ equity to total assets increased from 7.29% at December 31, 2008 to 7.84% at September 30, 2009.  Between December 31, 2008 and September 30, 2009, total shareholders’ equity increased $4.383 million or 6.5%.  Total shareholders’ equity was $71.842 million at September 30, 2009, as compared to $67.459 million at December 31, 2008.  The net increase in shareholders’ equity between periods was due to a few factors.  During the nine-month period ended September 30, 2009, we recorded net income of $5.400 million.  We also recorded a $772 thousand gain in accumulated other comprehensive income due to an increase (net of tax) in the market value of our available-for-sale investment securities portfolio, a $219 thousand positive adjustment to accumulated other comprehensive income to record the change in the net actuarial loss on defined benefit plan, net of tax and a $25 thousand change in the net actuarial loss on the Bank’s post retirement split-dollar life insurance benefit program.  The change in the net actuarial loss on the defined benefit plan was offset by an equal amount of pension expense (net of tax) recorded through the Company’s income statement during the nine-month period ended September 30, 2009.  The increase to shareholders’ equity was offset, in part, by cash dividend payments totaling $2.259 million during the period.  And finally, during the third quarter of 2009, the Company increased shareholders’ equity $226 thousand by reissuing its common stock, $.01 par value, through its Dividend Reinvestment and Direct Stock Purchase Plan (“the Plan”).  The Company registered 3,457,960 treasury shares with the SEC under the Plan and reissued 26,157 of such shares during the third quarter of 2009.  Under the Plan, the Company’s registered shareholders may reinvest all or part of their dividend payments on each dividend payable date, and / or purchase additional shares monthly through the optional cash investment feature.  In addition, prospective shareholders may purchase the shares directly from the Company.  During the fourth quarter of 2009 the Plan was amended and restated to offer a 5% discount on shares issued by the Company through December 31, 2009 and raise the maximum amount of optional cash investments by each participant from $200,000 to $300,000 in any calendar year.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes Tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to average assets ratio of 5.0%, a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at September 30, 2009 and December 31, 2008.

In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Company’s Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at September 30, 2009 were 7.35%, 11.11% and 12.37%, respectively.  This compares to 7.33%, 10.26% and 11.46%, respectively, at December 31, 2008.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well

Index

as the payment of dividends by the Company to its shareholders.  At September 30, 2009, under these statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $8.702 million.

In addition, prior to the Banks’ Board of Directors declaring a dividend payment to the Company (its sole shareholder), OCC approval must be obtained.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines, and applicable laws.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1:  Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At September 30, 2009 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Index

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the nine-month period ended September 30, 2009 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 13, 2009.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B. Not applicable.

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 3:  Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended September 30, 2009.

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

See Exhibit Index to this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Date:	November 5, 2009

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Date:	November 5, 2009

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