Form 10-K
period 2009-12-31
Wilber CORP
filed 2010-03-12
CIK 709942

THE WILBER CORPORATION

ANNUAL REPORT ON SECURITIES AND EXCHANGE COMMISSION FORM 10-K

for the Year-Ended December 31, 2009

The Annual Report on Form 10-K that follows is not part of the proxy solicitation material.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009 Commission file number: 001-31896
The Wilber Corporation (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization)	15-6018501 (I.R.S. Employer Identification No.)
245 Main Street, P.O. Box 430, Oneonta, NY (Address of principal executive offices)	13820 (Zip Code)

607-432-1700
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value per share	Name of each exchange on which registered NYSE Amex
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

Large accelerated filer [  ]                                                    Accelerated filer [ X ]                                              Non-accelerated filer [  ]             Smaller Reporting Company [ X ]

1-K

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $67.9 million, based upon the closing price as reported on the NYSE Amex [formerly the American Stock Exchange].  Although directors and executive officers of the registrant were assumed to be “affiliates” for the purposes of this calculation, the classification is not to be interpreted as an admission of such status.  There were no classes of non-voting common stock authorized on June 30, 2009.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Common Stock, $0.01 par value per share)	Outstanding at March 11, 2010 10,704,145 shares

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 30, 2010 are incorporated by reference.

2-K

This page intentionally left blank

3-K

THE WILBER CORPORATION
FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS

PART I

ITEM 1:	BUSINESS

A.	General
B.	Market Area
C.	Lending Activities
i.	Loan Products and Services
ii.	Loan Approval Procedures and Authority
iii.	Credit Quality Practices
D.	Investment Securities Activities
E.	Sources of Funds
F.	Electronic and Payment Services
G.	Trust and Investment Services
H.	Insurance Services
I.	Supervision and Regulation
i.	The Company
ii.	The Bank
J.	Competition
K.	Legislative and Regulatory Developments

ITEM 1A:	RISK FACTORS

ITEM 1B:	UNRESOLVED STAFF COMMENTS

ITEM 2:	PROPERTIES

ITEM 3:	LEGAL PROCEEDINGS

ITEM 4:	REMOVED AND RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

A.	Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities
B.	Use of Proceeds from Registered Securities
C.	Purchases of Equity Securities by Issuer and Affiliated Purchasers

ITEM 6:	SELECTED FINANCIAL DATA

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.	General
B.	Performance Overview for the Year Ended December 31, 2009
C.	Financial Condition
i.	Comparison of Financial Condition at December 31, 2009 and December 31, 2008

4-K

D.	Results of Operations
i.	Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

E.	Liquidity
F.	Capital Resources and Dividends

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A:	CONTROLS AND PROCEDURES

ITEM 9B:	OTHER INFORMATION

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.	Directors of the Registrant
B.	Executive Officers of the Registrant Who Are Not Directors
C.	Compliance with Section 16(a) of the Exchange Act
D.	Code of Ethics
E.	Corporate Governance

ITEM 11:	EXECUTIVE COMPENSATION

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
A.	Related Transactions
B.	Director Independence

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

5-K

Index

FORWARD-LOOKING STATEMENTS

When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause," or similar expressions in this report or in any press releases, public announcements, filings with the Securities and Exchange Commission ("SEC"), or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995.  In addition, certain information we provide, such as analysis of the adequacy of our allowance for loan losses or an analysis of the Company’s liquidity, is always based on predictions of the future.  From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, and similar matters.

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

6-K

Index

PART I

ITEM 1: BUSINESS

A. General

The Wilber Corporation (“the Company”), a New York corporation, was originally incorporated in 1928.  The Company held and disposed of various real estate assets until 1974.  In 1974, the Company and its real estate assets were sold to Wilber National Bank (“Bank”), a national bank established in 1874.  The Company’s real estate assets were used to expand the banking house of Wilber National Bank.  The Company was an inactive subsidiary of the Bank until 1982.  In 1983, under a plan of reorganization, the Company was re-capitalized, acquired 100% of the voting stock of the Bank, and registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHCA”).

The business of the Company consists primarily of the ownership, supervision, and control of the Bank.  The Bank is chartered by the Office of the Comptroller of the Currency (“OCC”), and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Company, through the Bank and the Bank’s subsidiaries, offers a full range of commercial and consumer financial products, including business, municipal, and consumer loans, deposits, trust and investment services, and credit-related insurance products.  The Bank serves its customers through twenty- two full-service branch banking offices located in Otsego, Delaware, Schoharie, Chenango, Ulster, Broome, Saratoga and Onondaga counties, New York, an ATM network, and electronic / Internet banking services.  In addition, the Bank operates two representative loan production offices in Clifton Park, New York (Saratoga County) and Kingston, New York (Ulster County).  The Bank’s main office is located at 245 Main Street, Oneonta, New York, 13820 (Otsego County).  The Bank employed 277 full-time equivalent employees at December 31, 2009.  The Bank’s website address, which also serves as the Company’s main website address, is www.wilberbank.com.

The Bank’s subsidiaries include Wilber REIT, Inc. and Western Catskill Realty, LLC.  Wilber REIT, Inc. is wholly - owned by the Bank and primarily holds mortgage-related assets.  Western Catskill Realty, LLC is a wholly - owned real estate holding company, which primarily holds foreclosed and other real estate.

In 2007, the Company acquired Provantage Funding Corporation, a New York State licensed mortgage banking company based in Clifton Park, New York (Saratoga County).  In 2008 Provantage Funding Corporation was merged into the Bank and now operates as Provantage Home Loans (“Provantage”), a division of the Bank.

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

The Company’s and its subsidiaries’ (collectively “we” or “our”) principal business is to act as a financial intermediary and lending institution in the communities they serve by obtaining funds through customer deposits and institutional borrowings, lending the proceeds of those funds to our customers, and investing excess funds in debt securities and short-term liquid investments.  Our funding base consists of deposits derived principally from the central and upstate New York communities that we serve.  To a lesser extent, we borrow funds from institutional sources, principally the Federal Home Loan Bank of New York (“FHLBNY”).  We target our lending activities to consumers and municipalities in the immediate geographic areas we serve and to small and mid-sized businesses in the immediate geographic areas we serve as well as a broader statewide region.  Our investment activities primarily consist of purchases of U.S. Treasury, U.S. Government Agency, and U.S. Government Sponsored Entities obligations, as well as municipal, mortgage-backed, and high quality corporate debt instruments.  Through our Trust and Investment Division, we provide personal trust, agency, estate administration, and retirement planning services for individuals, as well as custodial and investment management services to institutions.  We also offer stocks, bonds, and mutual funds through a third party broker-dealer firm.

B. Market Area

The Company’s market area is generally defined as central and upstate New York State.  The Company’s principal office and the Bank’s main office are located in Oneonta, New York, which is approximately 70 miles southwest of Albany, New York, the state’s capital, and 170 miles northwest of New York City.  Eighteen of the Company’s twenty-two full-service branch offices are located in four rural counties north and west of the Catskill Mountains, namely Otsego, Delaware, Schoharie and Chenango.  The economies in this market are driven by several small colleges; tourism; farming; hospitals; small, independently owned retailers, restaurants, motels; and light manufacturing.  The National Baseball Hall of Fame (Cooperstown, New York), several youth sport camps, and outdoor recreation such as camping, hunting, fishing, and skiing, bring seasonal activity to several communities within this market area.  The estimated median family income in all four of these rural counties is about 20% below the national average median family income.  The combined estimated population of these four counties is 192,247 persons.  Based on the June 30, 2009 FDIC deposit summary report, the combined deposits of these four rural counties was $3.093 billion.  Our deposit base within this four county area totaled $709.727 million at June 30, 2009, representing a 22.95% market share.

7-K

Index

The remaining four full-service offices and both representative loan production offices are located in select, more densely populated markets in central and upstate New York.  In particular, we have a full-service branch office located in Broome County, a full-service branch office in Onondaga County, a full-service branch office and loan production office in Saratoga County and a full-service branch office and loan production office in Ulster County.  The estimated median family income in Onondaga, Saratoga and Ulster Counties exceeds the national average median family income, while Broome County is slightly below the national average.  The total estimated population of these four counties is 1,047,700 persons.  Based on the June 30, 2009 FDIC deposit summary report, the combined deposits of these four counties was $15.952 billion. Our deposit base within this four county area totaled $75.202 million, representing less than a 1% market share.

In 2007 we adopted a strategic plan to increase the Company’s geographic market area into more densely populated markets in central and upstate New York State.  In accordance with this plan, in 2007 we acquired Provantage and opened a full-service branch office in Halfmoon, New York (Saratoga County) in 2008.  Similarly, we opened a representative loan production office in Cicero, New York (Onondaga County) and converted it into a full-service branch in 2009.  The central and upstate markets in which we operate have generally not been significantly impacted by the sub-prime mortgage crisis and high rates of foreclosure experienced in other sections of the United States.  We did, however, begin to observe a noticeable decline in the performance of some of our commercial real estate borrowers during 2009 due to declining occupancy rates and decreases in property lease income.  In conjunction with our strategic plan, we anticipate that our expansion into the more densely populated markets throughout New York State will continue during 2010.

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

Over the last several decades we have implemented lending strategies and policies that are designed to provide flexibility to meet customer needs while minimizing losses associated with borrowers’ inability or unwillingness to repay loans.  The loan portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.  We do not commonly grant unsecured loans to our customers.  Annually, we utilize the services of an outside consultant to conduct reviews of the larger, more complex commercial real estate and commercial loan portfolios to assess adherence to underwriting standards and loan policy guidelines.

We periodically engage in loan participations with other banks or financial institutions both as an originator and as a participant.  A participation loan is generally formed when the aggregate size of a single loan exceeds the originating bank’s regulatory maximum loan size or a self-imposed loan limit.  We typically make participation loans for commercial or commercial real estate purposes.  Although we do not maintain direct contact with the borrower when we are not the lead bank, credit underwriting procedures and credit monitoring practices associated with participation loans are identical in all material respects to those practices and procedures followed for loans that we originate, service, and hold for our own account.  We typically buy participation loans from other commercial banks operating within New York State with whose management we are familiar.  Our total participation loans represent less than 10% of our total loans outstanding and are comprised of approximately 30 borrowers.

If deemed appropriate for the borrower and for the Bank, we place certain loans in federal, state, or local government agency or government sponsored loan programs.  These placements often help reduce our exposure to credit losses and often provide our borrowers with lower interest rates on their loans.

8-K

Index

i. Loan Products and Services

Residential Real Estate.  We originate 1-4 family residential mortgage loans through Provantage.  Some of these loans are sold into the secondary market to third party investors, while others are retained for our loan portfolio.  The terms on these loans are typically 15 to 30 years and are usually secured by a first lien position on the home of the borrower.  We offer both adjustable rate and fixed rate loans and provide monthly and bi-weekly payment options.  Our 1-4 family residential loan portfolio consists principally of owner-occupied, primary residence properties and, to a lesser extent, investment properties for off-campus student housing, which surround each of the local colleges within our market and second homes.  Our property appraisal process, debt-to-income limits for borrowers, and established loan-to-value limits dictate our residential real estate lending practices.  We also offer residential construction financing to borrowers that meet our credit underwriting guidelines.  In the regular course of our business, we do not originate or purchase sub-prime, Alt-A, negative amortizing, or other higher risk residential mortgages.

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

Commercial Real Estate.  We originate commercial real estate loans to finance the purchase of undeveloped and developed real estate.  To a lesser extent, we will also provide financing for the construction of commercial real estate. Our commercial real estate loans are typically larger than those made for residential real estate.  The loans are often secured by properties whose tenants include “Main Street” type small businesses, local retailers, developers and landlords for national retail chains and motels.  We also finance properties for commercial office and other owner-occupied commercial space.  Our commercial real estate loans are usually limited to a maximum repayment period of 20 years.  Most of our commercial real estate loans are fully collateralized and further secured by the personal guarantees of the property owners.  Construction loans are generally granted as a line of credit whose terms are 12 to 18 months.  We typically advance funds on construction loans based upon an advance schedule, to which the borrower agrees, and physical inspection of the premises.

Commercial Loans.  In addition to commercial real estate loans, we also make various types of commercial loans to qualified borrowers, including business installment and term loans, lines-of-credit, demand loans, time notes, automobile dealer floor-plan financing, and accounts receivable financing.

Business installment and term loans are typically provided to borrowers to finance the purchase of equipment, trucks, or automobiles utilized in their business, and for long-term working capital needs.  We generally limit the term of the borrowing to a period shorter than the estimated useful life of the equipment being purchased.  We also place a lien on the equipment being financed by the borrower.

Lines of credit are typically provided to meet the short-term working capital needs of the borrowers for inventory and other operational needs.  We also offer a cash management line of credit that is tied to a borrower’s primary demand deposit operating account.  Each day, on an automated basis, the borrower’s line of credit is paid down with the excess operating funds available in the primary operating account.  Upon complete repayment of the line of credit, excess operating funds may be invested in investment securities on a short-term basis, usually overnight, through a securities repurchase agreement between the Bank and the customer.

Demand loans and time notes are often granted to borrowers to provide short term or “bridge” financing for special orders, contracts, or projects.  These loans are often secured with a lien on business assets, liquid collateral, and/or personal guarantees.

On a limited basis we also provide inventory financing or “floor plans” for automobile dealers.  Floor plan lines of credit create unique risks that require close oversight by the Bank’s lending personnel.  Accordingly, we have developed special procedures, including regular inventory checks for floor plan lines of credit, to ensure that the borrower maintains sufficient collateral at all times.

We offer accounts receivable financing to qualified borrowers as a traditional working capital line of credit or through affiliation with a third party vendor specializing in this type of financing.  The program allows business customers to borrow funds from the Bank by assigning their accounts receivable to the Bank for billing and collection.  The program is supported by limited fraud and credit insurance.

9-K

Index

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

Standby and Commercial Letters of Credit.  We offer standby and commercial letters of credit for our business customers.  Standby letters of credit are not funded loans, but rather guarantees to pay other creditors of the customer should the customer fail to meet certain payment obligations required by the third party creditor.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Because the issuance of a standby or commercial letter of credit creates a contingent liability for the Bank, they are underwritten in the same manner as loans.  Accordingly, a letter of credit will only be issued upon completing our credit review process.  We charge our customers a fee for providing this service, which is based on the amount of the letter of credit.

Consumer Loans.  We offer a variety of consumer loans to our customers.  These loans are usually provided to purchase a new or used automobile, motorcycle or recreational vehicle, or to make a home improvement.  We also make personal loans to finance the purchase of consumer durables or other goods and services of our customers need.  The consumer loans are generally offered for a shorter term than residential mortgages because the collateral typically has an estimated useful life of 5 to 10 years and tends to depreciate rapidly.  Automobile loans comprise the largest portion of our consumer loan portfolio.  The financial terms of our automobile loans are determined by the age and condition of the vehicle, and the ability of the borrower to make scheduled principal and interest payments on the loan.  We obtain a lien on the vehicle and collision insurance policies are required on these loans.  Although we lend directly to borrowers, the majority of our automobile loans are originated through auto dealerships within our primary market area.  We commonly refer to these as indirect automobile or indirect installment loans.

We also offer cash secured and unsecured personal lines of credit for well-qualified borrowers, as well as an overdraft line of credit product called ChequeMate, which provides our customers with an option to eliminate overdraft fees should they overdraw their checking account.  Our ChequeMate lines of credit are typically unsecured and are generally limited to less than $4 thousand per account.

ii. Loan Approval Procedures and Authority

General.  The Bank’s Board of Directors delegates the authority to provide loans to borrowers through the Bank’s loan policies.  The policies are modified, reviewed and approved on an as needed basis, but no less than annually, to assure that lending policies and practices meet the needs of borrowers, mitigate perceived credit risk, comply with applicable laws and regulations and reflect current economic conditions.  Currently, we use a six-tier structure to approve loans.  All lending authorities within this tiered structure are based on the borrower’s aggregate credit relationship, rather than on individual loan requests, and are limited to loans that are not classified as “special mention” or worse on the Bank’s risk rating system. Loans we classify as special mention are loans that are generally performing, but the borrower’s financial strength appears to be deteriorating.

First, the full Board of Directors of the Bank has authority to approve single loans or loans to any one borrower up to the Bank’s legal lending limit, which was $11.300 million for loans not fully secured by readily marketable collateral and $18.800 million for loans secured by readily marketable collateral at December 31, 2009.  However, during 2009 we have generally limited new single borrower credit relationships to $2.500 million to mitigate credit concentration risk.  The full Board of Directors also approves loans made to members of the Board of Directors, their family members, and their related businesses when the total loans exceed $500 thousand.  If conditions merit, the Board of Directors may authorize exceptions to our loan policy pursuant to its special approval procedures.

Second, the Board of Directors, as required by the Bank’s by-laws, appoints a Loan and Investment Committee.  The Loan and Investment Committee must be comprised of at least three independent directors and meets on an as-needed basis, but no less than one time per month.  Its lending authority for loans not secured by readily marketable collateral is limited to $5.000 million.  The Committee may also approve loans up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral such as stocks and bonds.  The Loan and Investment Committee is also responsible for ratifying and affirming all loans made that exceed $25 thousand, approving collateral releases, authorizing charge-offs in excess of $25 thousand, and annually reviewing all lines of credit that exceed the lending limit of the Officers Loan Committee.  The actions of the Loan and Investment Committee are reported to and ratified by the full Board of Directors each month.

10-K

Index

Third, the Board of Directors has created the Officers Loan Committee.  The Officers Loan Committee is comprised of four voting members, including the Bank’s Chief Executive Officer (“CEO”), the Regional President – Senior Lending Officer, the Regional President – Commercial Lending and the Regional President – Capital District. A Regional Vice President can substitute for any of the voting members in their absence.  The Officers Loan Committee may approve secured and unsecured loans up to $3.750 million and up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral.  The Committee also has the authority to adjust loan rates from time to time as market conditions dictate.  Loan charge-offs up to $25 thousand and collateral releases within prescribed limits established by the Board of Directors are also approved by the Officers Loan Committee.  All actions of the Officers Loan Committee are reported to the Loan and Investment Committee for ratification.

Fourth, the CEO, a Regional President and the Senior V.P. and Senior Credit Officer by unanimous vote may approve secured and unsecured loans up to $1.250 million. The lending authority of this group is limited to loans and credit relationships that have not been classified as criticized on the Bank’s risk rating system.

Fifth, the senior officers and loan officers of the Bank may combine their lending authority within certain predetermined limits established in the Bank’s loan policy up to $750 thousand.

Sixth, through the loan policy, individual loan officers are provided specific loan limits by category of loan.  Each officer’s lending limits are determined based on the individual officer’s experience, past credit decisions, and expertise.

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

Loans to Directors and Executive Officers.  Loans to members of the Board of Directors (and their related interests) are granted under the same terms and conditions as loans made to unaffiliated borrowers.  Any fee that is normally charged to other borrowers is also charged to the members of the Board of Directors.  Loans to executive officers are limited by banking regulations.  There is no regulatory loan limit established for executive officers to purchase, construct, maintain or improve a residence, or to finance the education of a dependent.  However, any loans to executive officers which are not for the construction, improvement, or purchase of a residence, not used to finance a dependent’s education, or not secured by readily marketable collateral, are limited to a maximum of $100 thousand.  In addition, we require that all loans made to executive officers be reported to the Board of Directors at the next Board of Directors meeting.

iii. Credit Quality Practices

General.  One of our key objectives is to maintain strong credit quality of the Bank’s loan portfolio.  We strive to accomplish this objective by maintaining a diversified mix of loan types, limiting industry concentrations, and monitoring regional economic conditions.  In addition, we use a variety of strategies to protect the quality of individual loans within the loan portfolio during the credit review and approval process.  We evaluate both the primary and secondary sources of repayment and complete a financial statement review and cash flow analysis for commercial borrowers.  We also generally require personal guarantees on small business loans, cross-collateralize loan obligations, complete on-site inspections of the business, and require the company to adhere to financial covenants.  Similarly, in the event a modification to an outstanding loan is requested, we reevaluate the loan under the proposed terms prior to making the modification.  If we approve the modification, we often secure additional collateral or impose stricter financial covenants.  In the event a loan becomes delinquent, we follow collection procedures to ensure repayment.  If it becomes necessary to repossess or foreclose on collateral, we strive to execute the proceedings in a timely manner and dispose of the repossessed or foreclosed property quickly to minimize the level of nonperforming assets, subsequent asset deterioration, and costs associated with monitoring the collateral.

11-K

Index

Delinquent Loans and Collection Procedures.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.  Our management continuously monitors the past due status of the loan portfolio.  Criticized loans, nonperforming loans and delinquent loans are reported to the Directors’ Loan and Investment Committee monthly.  Separate collection procedures have been established for residential mortgage, consumer, and commercial loans.

On residential mortgage loans 15 days past due we send the borrower a notice that requests immediate payment.  At 20 days past due, the borrower is usually contacted by telephone by an employee of the Bank.  The borrower’s response and promise to pay is recorded.  At 60 days or more past due, if satisfactory repayment arrangements are not made with the borrower, generally an attorney letter will be sent and foreclosure procedures will begin.

On consumer loans 10 days past due, we send the borrower a notice that requests immediate payment.  If the loan remains past due, an employee of the Bank’s Collection Department or the approving loan officer will usually contact the borrower before day 30 of past due status.  Loans 60 to 90 days past due are generally subject to repossession of collateral.  Consumer loan risk ratings are generally determined by their past due status.

We send past due notices to borrowers with commercial term loans, demand notes, and time notes (including commercial real estate) when the loan reaches 10 days past due.  Between days 15 to 30, borrowers are contacted by telephone by an employee of the Bank’s Collection Department or by the approving loan officer to attempt to return the account to current status.  After 30 days past due, the loan officer, the supervising Regional President and the Senior Credit Officer decide whether to pursue further action against the borrower.

Loan Portfolio Monitoring Practices.  Our loan policy requires that management continually monitor the status of the loan portfolio by regularly reviewing and analyzing reports that include information on delinquent loans, criticized loans and foreclosed real estate.  We risk rate our loan portfolios and individual loans based on their perceived risks and historical losses.  For commercial borrowers whose aggregate loans exceed $50 thousand, we assign an individual risk rating annually.  We arrive at a risk rating based on current payment performance and payment history, the current financial strength of the borrower, and the value of the collateral securing the loan, and the strength of the secondary payment resources including, but not limited to, the ability and willingness of the loan guarantors to make timely principal and interest payments on the loan.  Loans classified as “substandard” typically exhibit some or all of the following characteristics:

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

Allowance for Loan Losses.  The allowance for loan losses is an amount which, in the opinion of management, is necessary to absorb losses embedded in the loan portfolio.  We continually monitor the allowance for loan losses to determine its reasonableness.  On a quarterly basis, our management prepares a formal assessment of the allowance for loan losses and submits it to senior management and the full Board of Directors to determine the adequacy of the allowance.  The allowance is determined based upon numerous considerations.  For the consumer, residential mortgage, and small commercial loan portfolios, we consider local economic conditions, the growth and composition of these loan portfolios, the trend in delinquencies, changes in underwriting standards, the trend in loan charge-offs and other relevant economic and market factors to estimate the embedded losses in the loan portfolio.  For large commercial loans, we evaluate specific characteristics of each loan, including the borrower’s current cash flow, debt service coverage and payment history, business conditions in the borrower’s industry, the collateral and guarantees securing the loan, and our historical experience with similarly structured loans to arrive at a risk rating.  We then estimate losses for these loans based on these characteristics, risk ratings and other economic factors.  And finally, we specifically estimate losses on nonperforming loans through impairment testing.  The adequacy of our allowance for loan losses is also reviewed by a third party loan review firm engaged by the Company and by the OCC on a periodic basis. Their comments and recommendations are factored into the determination of the allowance for loan losses.

12-K

Index

The allowance for loan losses is increased by the provision for loan losses, which is recorded as an expense on our consolidated statement of income.  Loan charge-offs are recorded as a reduction in the allowance for loan losses.  Loan recoveries are recorded as an increase in the allowance for loan losses.

Nonperforming Loans.  There are three categories of nonperforming loans:  (i) those 90 or more days delinquent and still accruing interest, (ii) nonaccrual loans, and (iii) troubled debt restructured loans (“TDR”).  We place individual loans on nonaccrual status when timely collection of contractual principal and interest payments appears unlikely.  This generally occurs when a loan becomes 90 days delinquent.  When deemed prudent, however, we may place loans on nonaccrual status before they become 90 days delinquent.  Upon being placed on nonaccrual status, we reverse all interest accrued in the current year against interest income.  Interest accrued and not collected from a prior year is charged-off through the allowance for loan losses.  If ultimate repayment of a nonaccrual loan is expected, any payments received may be applied in accordance with contractual terms.  If ultimate repayment of principal is not expected, any payment received on the nonaccrual loan is applied to principal until ultimate repayment becomes expected.

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

Our goal is to minimize the number of nonperforming loans because of their negative impact on the Company’s earnings and capital.

Foreclosure and Repossession.  At times it becomes necessary to foreclose or repossess property that a delinquent borrower pledged as collateral on a loan.  Upon concluding foreclosure or repossession procedures, we take title to the collateral and attempt to dispose of it in the most efficient manner possible.  Real estate properties formerly pledged as collateral on loans that we have acquired through an insubstance foreclosure, formal foreclosure proceedings or acceptance of a deed in lieu of foreclosure are called Other Real Estate Owned (“OREO”).  OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell.  Write-downs from the unpaid loan balance to fair value are charged to the allowance for loan losses.

Loan Charge-Offs.  We charge off loans or portions of loans that we deem non-collectible and can no longer justify carrying as an asset on the Bank’s balance sheet.  We determine if a loan should be charged-off by analyzing all possible sources of repayment.  Once the responsible loan officer or designated Collections Department personnel determines that the loan is not collectible, he/she completes a “Recommendation for Charge-off” form, which is subsequently reviewed and approved by the Bank’s Loan and Investment Committee (or by the Officers Loan Committee for charge-offs less than $25 thousand).

D. Investment Securities Activities

General.  Our Board of Directors has final authority and responsibility for all aspects of the Company’s investment activities.  It exercises this authority by setting the Investment Policy and appointing the Loan and Investment Committee to monitor adherence to the policy.  The Board of Directors delegates its powers by appointing designated investment officers to purchase and sell investment securities for the account of the Company.  The CEO and the Senior Vice President of Bank Investments have the authority to make investment purchases within the limits set by the Board of Directors.  All investment securities transactions are reviewed monthly by the Loan and Investment Committee and the Board of Directors.

13-K

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

Our current investment policy generally limits securities investments to U.S. Government, U.S. Agency and U.S. Sponsored Entity securities, corporate debt, municipal bonds, pass-through mortgage backed securities issued by Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), and collateralized mortgage obligations issued by these same entities.

The investment securities we hold are classified as held-to-maturity, trading, or available-for-sale depending on the purposes for which the investment securities were acquired and are being held.  Securities held to maturity are debt securities that the Company has both the positive intent and ability to hold to maturity.  These securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of taxes, in accumulated other comprehensive income or loss.  We hold the majority of our investment securities in the available-for-sale category.

From time to time we purchase and hold certificates of deposit with banks domiciled in the United States.  These obligations are all insured by the FDIC.  On a limited basis, we also invest in permissible types of equity securities, including, but not limited to equity securities required for membership in the Federal Reserve Bank of New York and FHLBNY.

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

Brokered deposits are deposit accounts acquired through brokers.  These depositors do not typically reside in the Bank’s geographic market or maintain other account relationships with the Bank.  The interest rates paid on brokered deposits can be higher or lower than local interest rates for similar accounts, however, the account retention rates on brokered deposits are typically lower than the account retention rates on non-brokered deposits held by customers residing in our geographic markets.  Due to these factors, we limit, but do not exclude, the use of brokered deposits.

Borrowed Funds.  From time to time we borrow funds to finance our loan and investment activities.  Most of our borrowings are with the FHLBNY.  These borrowings are secured by a general lien on our eligible 1-4 family residential mortgage portfolio or specific investment securities collateral.  We determine the maturity and structure of each borrowing based on market conditions at the time of borrowing and the interest rate risk profile of the loans or investments being funded.

14-K

Index

We also utilize repurchase and resale agreements to fund our loan and investment activities.  Repurchase / resale agreements are contracts for sale of securities owned or borrowed by us, with an agreement with the counterparty to repurchase those securities at an agreed upon price and date.  In addition, when necessary, we borrow overnight federal funds from other banks or borrow monies from the Federal Reserve Bank’s discount window.

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

F. Electronic and Payment Services

General.  We offer a variety of electronic services to our customers.  Most of the services are provided for convenience purposes and are typically offered in conjunction with a deposit or loan account.  Certain electronic and payment services are provided using marketing arrangements and third party services, branded with the Bank’s name.  These services often provide us with additional sources of fee income or reduce our operating and transaction expenses.  Our menu of electronic and payment services include point of sale transactions, debit card payments, ATMs, merchant credit and debit card processing, Internet banking, Internet bill pay services, automated voice response attendant, wire transfer services, remote deposit capture services, automated account overdraft services, automated clearing house services, direct deposit of Social Security and other payments, loan auto-draft payments, and cash management services.

G. Trust and Investment Services

General.  We offer various personal trust and investment services through our Trust and Investment Division, including both fiduciary and custodial services.  At December 31, 2009 and December 31, 2008, we had $336.949 million and $300.840 million, respectively, of assets under management in the Bank’s Trust and Investment Division.  The following chart summarizes the Trust and Investment Division assets under management or held for safekeeping as of the dates noted:

Trust Assets Summary Table:

	December 31,
	2009		2008
in thousands	Number of Accounts	Estimated Market Value	Number of Accounts	Estimated Market Value
Trusts	344	$157,590	348	$140,413
Estates	2	143	2	519
Custodian, Investment Management and Others	260	179,216	245	159,908
Total	606	$336,949	595	$300,840

We also provide investment services through a third party provider, INVEST Financial Corp., for the purchase of mutual funds, annuities and small retirement plans.

H. Insurance Services

General.  We offer credit life and disability insurance through an affiliation with the New York Bankers Association.  The insurance is typically offered to and purchased by consumers securing a mortgage or consumer loan through the Bank.  In addition, we offer title insurance through Land Record Services, LLC.  Title insurance is sold in conjunction with origination of residential and commercial mortgages.  We own a small ownership interest in Land Record Services, LLC and receive profit distributions based upon the overall performance of the agency.

From 1998 through the second quarter of 2008, the Bank operated an insurance agency through a joint venture with a regional independent insurance agency.  The agency, Mang–Wilber LLC, was licensed to sell, within New York State, various insurance products including life, health, property, and casualty insurance products to both consumers and businesses.  The Bank sold its interest in the agency in June 2008.

15-K

Index

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

The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without the prior approval of the Federal Reserve Board. The BHCA further generally precludes a bank holding company from acquiring direct or indirect ownership or control of any non-banking entity engaged in any activities other than those which the Federal Reserve Board has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.  Some of the activities that have been found to be closely related to banking are: operating a savings association, mortgage company, finance company, credit card company, factoring company, or collection agency; performing certain data processing services; providing investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; real and personal property leasing; selling money orders, travelers' checks, and U.S. savings bonds; real estate and personal property appraising; and providing tax planning and preparation and check guarantee services.

Under provisions of the BHCA enacted as part of the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company may elect to become a financial holding company (“FHC”) if all of its depository institution subsidiaries are well-capitalized and well-managed under applicable guidelines as certified in a declaration filed with the Federal Reserve Board. In addition to the activities listed above, FHC’s may engage, directly or through a subsidiary, in any activity that the Federal Reserve Board, by regulation or order, has determined to be financial in nature or incidental thereto, or is complementary to a financial activity and does not pose a risk to the safety and soundness of depository institutions or the financial system. Pursuant to the BHCA, a number of activities are expressly considered to be financial in nature, including insurance and securities underwriting and brokerage.  The Company has not elected to become an FHC.

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

Federal Securities Law.  The Company is subject to the information, reporting, proxy solicitation, insider trading, and other rules contained in the Securities Exchange Act of 1934 (the "Exchange Act") and the regulations of the SEC thereunder.  In addition, the Company must comply with the corporate governance and listing standards of the NYSE Amex to maintain the listing of its common stock on the exchange.

Newly Adopted SEC Rules.  In December 2009, the SEC adopted certain proxy disclosure rules regarding compensation and corporate governance, with which the Company must comply. They include:  (i) increased disclosure as it relates to stock and option award compensation; (ii) disclosure regarding any potential conflict of interest of any compensation consultants of the Company; (iii) enhanced disclosure regarding experience, qualifications, skills and diversity of its directors and any director nominees; and (iv) information relating to the leadership structure of the Company’s board of directors and the Board’s role in the risk management process. Additionally, the new rules require the Company and other registrants to report the voting results of annual meetings in a much more timely manner on Form 8-K, rather than on a quarterly or annual report.

16-K

Index

Sarbanes-Oxley Act of 2002.  The Company is also subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Sarbanes-Oxley Act revised the laws affecting public companies’ corporate governance, accounting obligations, and corporate reporting by: (i) creating a new federal accounting oversight body; (ii) revamping auditor independence rules; (iii) enacting new corporate responsibility and governance measures; (iv) enhancing disclosures by public companies, their directors, and their executive officers; (v) strengthening the powers and resources of the SEC; and (vi) imposing new criminal and civil penalties for securities fraud and related wrongful conduct.

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

Branching.  Generally, national banks may establish branch offices within New York to the same extent as New York chartered banks may do so.  Additionally, national banks may generally branch into other states that permit interstate branching to the same extent as commercial banks chartered under the laws of that state.

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

17-K

Index

Capital Requirements. Capital adequacy is measured within guidelines defined as either Tier 1 capital (primarily shareholders’ equity), Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses).  There are two measures of capital adequacy for banks:  i) the Tier 1 leverage ratio and ii) the risk-based requirements.  Most banks must maintain a minimum Tier 1 leverage ratio of 4%.  In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (sum of Tier 1 plus Tier 2) must equal 8% of risk-weighted assets.  Federal banking agencies are required to take prompt corrective action, such as imposing restrictions, conditions, and prohibitions, to deal with banks that fail to meet their minimum capital requirements or are otherwise in troubled condition.  The regulators have also established different capital classifications for banking institutions, the highest being “well capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered well capitalized if it has a total risk adjusted capital ratio of 10% or greater, a Tier 1 risk adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater, and is not subject to any regulatory order or written directive regarding capital maintenance.  The Bank qualified as well capitalized at December 31, 2009 and 2008.  See Part II, Item 7.F. entitled "Capital Resources and Dividends" and Note 14 of the Consolidated Financial Statements contained in Part II, Item 8, of this document for additional information regarding the Bank’s capital levels.

Payment of Dividends.  The OCC regulates the amount of dividends and other capital distributions that the Bank may pay to its shareholders. A national bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits.  In general, if the Bank satisfies all OCC capital requirements both before and after a dividend payment, the Bank may pay a dividend to its shareholder in any year equal to the current year's net income plus retained net income for the preceding two years.  A Bank may not declare or pay any dividend if it is “undercapitalized” under OCC regulations. The OCC also may restrict the Bank’s ability to pay dividends if the OCC has reasonable cause to believe that such payment would constitute an unsafe and unsound practice.  The Bank is not undercapitalized, however, pursuant to an informal agreement executed between the Bank and the OCC during 2009, the OCC must approve dividends prior to being declared by the Bank’s Board of Directors.

Insurance of Deposit Accounts.  The Bank is an insured depository institution subject to assessment by, and the payment of deposit insurance premiums to, the FDIC. Deposit insurance premiums are determined by a number of factors, including the insured depository’s supervisory condition and several of its financial ratios.  During 2005, the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) was enacted into law.  Under FDIRA, when the FDIC Deposit Insurance Fund to industry-wide aggregate insured deposits or reserve ratio falls below 1.15%, the FDIC is required to establish a plan to restore the fund to 1.15% within five years.  Due to the high rate of bank failures during the second half of 2008 and throughout 2009, the Deposit Insurance Fund reserve ratio was underfunded at -0.39% at December 31, 2009 as compared to 0.36% at December 31, 2008.  To address this anticipated undercapitalized position the FDIC approved an interim rule in February 2009 to charge a special assessment of 20 cents per $100 of domestic deposits on the banking industry in order to quickly restore its Deposit Insurance Fund.  Immediately following the FDIC’s special assessment announcement, several comments were provided by member institutions and banking industry advocates, including the American Bankers Association, recommending that the FDIC consider alternative Deposit Insurance Fund funding options including an increase in the FDIC’s line of credit with the U.S. Department of Treasury.  After further deliberations, the FDIC announced a final rule that required member institutions to pay a special assessment of 5 basis points based on each member institution’s total assets less its Tier 1 capital at June 30, 2009.  In addition a final rule was issued, which required member institutions to re-capitalize the Deposit Insurance Fund through a special prepaid assessment.  The special prepaid assessment was collected from member institutions in December 2009 and included estimated quarterly premiums for the fourth quarter of 2009 and for all quarterly periods in 2010, 2011 and 2012.  The Bank’s prepaid assessment amount was $6.687 million.  We recorded an immediate charge (expense) of $439 thousand against this amount on December 31, 2009 to recognize the fourth quarter 2009 premium assessment.  The remaining prepaid premium totaling $6.248 million will be amortized quarterly during 2010, 2011 and 2012 until it is fully exhausted.  In addition, under the final rule the FDIC will increase member premiums by 3 basis points for 2011 and 2012.  Due to the weakened state of the banking industry, current and anticipated Deposit Insurance Fund capitalization levels and other factors, we anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively.

In addition to the Deposit Insurance Fund premiums, the FDIC levies an assessment based on the Bank’s deposit accounts under the Deposit Insurance Funds Act of 1996.  Under the Deposit Insurance Funds Act, deposits that were insured by the Bank Insurance Fund (“BIF”), such as the deposits of the Bank, were subject to an assessment for payment on bond obligations financing the FDIC’s Savings Association Insurance Fund (“SAIF”).  The assessment rate is adjusted quarterly, depending on the need of the fund.  At December 31, 2009 and 2008, the assessment rate was 1.06% and 1.14% cents per $100 of insured deposits, respectively.

Federal Reserve System.  All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and nonpersonal time accounts. In all years preceding 2008, these reserves were maintained as vault cash or noninterest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008 the Federal Reserve Banks announced that they would begin to pay interest on member banks’, required reserve balances, as well as excess reserve balances.  As of December 31, 2009, the Bank was in compliance with applicable reserve requirements.

18-K

Index

Loans to One Borrower.  The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2009, the Bank’s legal lending limit on loans to one borrower was $11.274 million for loans not fully secured by readily marketable collateral and $18.790 million for loans secured by readily marketable collateral.  At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Fair Lending and Consumer Protection Laws.  The Bank must also comply with the federal Equal Credit Opportunity Act and the New York Executive Law, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. In addition, the Bank is subject to a number of federal statutes and regulations implementing them, which are designed to protect the general public, borrowers, depositors, and other customers of depository institutions. These include the Bank Secrecy Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfers Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Expedited Funds Availability Act, the Flood Disaster Protection Act, the Fair Debt Collection Practices Act, Helping Families Save Their Homes Act, and the Consumer Protection for Depository Institutions Sales of Insurance regulation.  The OCC and, in some instances, other regulators, including the U.S. Department of Justice, may take enforcement action against institutions that fail to comply with these laws.

Prohibitions Against Tying Arrangements.  National banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Privacy Regulations.  OCC regulations generally require the Bank to disclose its privacy policy.  The policy must identify with whom the Bank shares its customers’ “nonpublic personal information,” at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank must provide its customers with the ability to “opt out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes.  The Bank’s privacy policy complies with OCC regulations.

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

J. Competition

We face competition in all the markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions, and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, mortgage brokers, insurance companies, securities firms, money market funds, mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products.  As a result of the enactment of the GLBA , other non-banking financial organizations now may offer comparable products to those offered by the Company and establish, acquire, or affiliate with commercial banks themselves.

19-K

Index

K. Legislative and Regulatory Developments

Deposit Insurance.  On January 12, 2010, the FDIC issued an advance notice of proposed rulemaking (“ANPR”) seeking comment on ways that the FDIC's risk-based deposit insurance assessment system could be changed to account for the risks posed by certain employee compensation programs. The FDIC is exploring whether and how to incorporate employee compensation criteria into the risk-based assessment system to adequately compensate the Deposit Insurance Fund for the risks inherent in the design of certain compensation programs. The FDIC states in the ANPR that it seeks to provide incentives for institutions to adopt compensation programs that better align employees' interests with the long-term interests of the bank and its stakeholders, including the FDIC. Should the ANPR result in the adoption of a final regulation by the FDIC, the Company will evaluate the effect, if any, that the regulation will have on its deposit insurance premiums.

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

General Economic and Competitive Conditions.  Regional and local economic factors including employment and unemployment conditions, population growth, and price and wage scale changes, may impact the demand for our products and services, the level of customer deposits, or credit status of our borrowers.  National and international economic conditions including credit markets, equity markets, raw materials costs, energy prices, consumer demand, and consumer trends, may impact the demand for our commercial borrowers’ products and services, which, in turn, can affect our financial condition and results of operation.

National, regional, and local competitive conditions can negatively impact our financial condition or results of operations.  Our existing competition may begin offering new products and services, change the price for existing products and services, or open new offices in direct competition with our offices.  In addition, new competitors can establish a physical presence in our market or begin offering products and services through the Internet or other remote channels that compete directly with our products and services.  All of these factors are dynamic and may affect the demand for our products and services, and, in turn, our financial condition and results of operations.

Real Estate Market Conditions.  At December 31, 2009, real estate served as the principal source of collateral with respect to approximately 71.7% of the Bank’s loan portfolio.  A prolonged depression in the value of residential and commercial real estate securing its loans could adversely impact our consolidated financial condition and results of operations.  Given our heavy reliance on real estate lending, this could have a significant adverse affect on our financial condition and results of operations.

Credit Risk.  One of our main functions as a financial intermediary is to extend credit, in the form of loans, commitments and investments, to individuals, businesses, state, local and federal government and U.S. Government Sponsored Entities within and outside of our primary market area.  The risk associated with these extensions of credit pose significant risks to earnings and capital that need to be controlled and monitored by management.  Losses incurred by us due to the failure by borrowers to repay loans or other extensions of credit will negatively affect our financial condition and results of operations.

The Financial Performance of Large Borrowers.  Our financial condition and results of operations are highly dependent upon the credit worthiness and financial performance of our borrowers.  The Bank has many borrowers or groups of related borrowers whose total indebtedness with the Bank exceeds $1.000 million.  The financial performance of these borrowers is a material risk factor that may affect our financial condition or results of operations.

Allowance for Loan Losses May Not Be Sufficient to Cover Actual Loan Losses.  The Bank’s management, under the control and supervision of the Board of Directors, continually monitors the credit status of the Bank’s loan portfolio.  The adequacy of the allowance for loan losses is reviewed quarterly by the Board of Directors, and periodically by an independent loan review firm under the direction of the Bank’s Audit Committee, the OCC, and the Company’s external auditors.  However, because the allowance for loan losses is an estimate of embedded losses and is based on management’s experience and assumptions, there is no certainty that the allowance for loan losses will be sufficient to cover actual loan losses.  Actual loan losses in excess of the allowance for loan losses would negatively impact our financial condition and results of operations.

20-K

Index

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

Changes in the Financial Condition of U.S. Government Agencies, U.S. Government Sponsored Enterprises, and Local and State Governments.  We invest substantially in debt instruments backed or issued by U.S. Government Agencies, U.S. Government Sponsored Enterprises, and local and state governments.  A deterioration of the credit standing of any of these issuers of debt may materially impact our financial condition or results of operations.

Financial Condition of New York State.  The Company operates in the central and upstate regions of New York State.  New York State is currently operating with significant budget deficits that have and are expected to continue to negatively affect the households, businesses and municipalities operating within the State.  Many of the school districts, town and city governments and not-for-profit organizations who benefit from State funding to balance their operating budget or finance an infrastructure improvement are our customers.  Reductions in funding from New York State to these entities can negatively impact the operations and credit-worthiness of these customers, and potentially, our results of operation, particularly if an investment security we hold, issued by a New York State municipality, were to be downgraded or the issuer defaulted on its debt payments.

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

Liquidity of the Company’s Common Shares.  The Company’s common stock is lightly traded on the NYSE Amex.  This condition may make it difficult for shareholders with large common stock ownership positions to sell or liquidate shares at a suitable price.

21-K

Index

Changes to the Markets or Exchanges On Which the Company’s Common Shares Are Traded.  The Company’s common shares trade on the NYSE Amex.  Changes to the NYSE Amex trading practices or systems, reputation or financial condition, or rules which govern trading on the NYSE Amex may impact our shareholders’ ability to buy or sell their common shares at a suitable price.  In addition, the Company’s common stock is included in the broad-market Russell 3000 Index®.  In the event the Company’s common stock was dropped from inclusion in the Russell 3000 Index® it could negatively affect the market price and liquidity of the stock.

Goodwill Impairment.  Annually, we evaluate goodwill for impairment.  In addition, if our common stock were to trade consistently below book value, or other triggering events were to occur, we would re-evaluate the amount of goodwill and any related impairment.  If impairment is warranted, the amount would be recorded through the income statement as a reduction to current period earnings.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

The Company has not been subject to any comments by the SEC during the period covered by this Annual Report on Form 10-K that remain unresolved.

ITEM 2:  PROPERTIES

The Company and the Bank are headquartered at 245 Main Street, Oneonta, New York.  The three buildings that comprise our headquarters are owned by the Bank and also serve as our main office.  In addition to our main office, we own seventeen branch offices and lease four branch offices and two loan production offices at market rates.

In the opinion of management, the physical properties of the Company are suitable and adequate.  All of our properties are insured at full replacement cost.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At December 31, 2009, the Company was not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operations or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

A. Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities

The common stock of the Company ($0.01 par value per share) trades on the NYSE Amex (formerly the American Stock Exchange) under the symbol “GIW.”  The following table shows the high and low trading prices for the common stock and quarterly dividend paid to our security holders for the periods presented:

Common Stock Market Price and Dividend Table:

	2009			2008
	High	Low	Dividend	High	Low	Dividend
4th Quarter	$8.65	$5.52	$0.060	$7.90	$5.54	$0.095
3rd Quarter	$12.00	$7.76	$0.060	$8.98	$7.70	$0.095
2nd Quarter	$14.15	$6.78	$0.060	$9.00	$8.31	$0.095
1st Quarter	$8.40	$6.71	$0.095	$9.10	$8.52	$0.095

22-K

Index

At March 9, 2010, there were 523 holders of record of our common stock (excluding beneficial owners who hold their shares in nominee name through brokerage accounts).  The closing price of the common stock at March 9, 2010 was $6.63 per share.

We have not sold any unregistered securities in the past five years.

B. Use of Proceeds from Registered Securities

None.

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

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

23-K

Index

Five-Year Summary Table of Selected Financial Data:

The Wilber Corporation and Subsidiary	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Interest and Dividend Income	$46,838	$46,392	$46,030	$43,341	$40,310
Interest Expense	14,502	19,958	21,474	18,360	14,930
Net Interest Income	32,336	26,434	24,556	24,981	25,380
Provision for Loan Losses	3,570	1,530	900	1,560	1,580
Net Interest Income After Provision for Loan Losses	28,766	24,904	23,656	23,421	23,800
Noninterest Income (Excl. Investment Securities Gains, Net)	5,484	6,227	6,956	5,455	5,156
Investment Securities Gains, Net	3,850	82	80	514	469
Noninterest Expense	28,110	23,724	20,857	20,032	18,966
Income Before Provision for Income Taxes	9,990	7,489	9,835	9,358	10,459
Provision for Income Taxes	2,589	1,673	2,128	2,206	2,715
Net Income	$7,401	$5,816	$7,707	$7,152	$7,744
Per Common Share:
Earnings (Basic)	$0.70	$0.55	$0.73	$0.66	$0.69
Cash Dividends	0.275	0.380	0.380	0.380	0.380
Book Value	6.82	6.42	6.61	5.99	6.08
Tangible Book Value ¹	6.39	5.97	6.13	5.52	5.61
Consolidated Period-End Balance Sheet Data:
Total Assets	$906,577	$924,874	$793,680	$761,981	$752,728
Securities Available-for-Sale	173,302	216,744	237,274	228,959	235,097
Securities Held-to-Maturity	69,391	44,454	52,202	62,358	54,939
Gross Loans	587,237	583,861	445,105	406,920	404,958
Allowance for Loan Losses	8,622	7,564	6,977	6,680	6,640
Deposits	753,740	765,873	657,494	629,044	604,958
Long-Term Borrowings	60,627	59,970	41,538	42,204	52,472
Short-Term Borrowings	12,650	21,428	15,786	18,459	19,357
Shareholder's Equity	72,919	67,459	69,399	63,332	67,717
Selected Key Ratios:
Return on Average Assets	0.79%	0.67%	0.99%	0.95%	1.02%
Return on Average Equity	10.63%	8.35%	11.84%	11.20%	11.40%
Net Interest Margin (tax-equivalent)	3.77%	3.46%	3.62%	3.81%	3.82%
Efficiency Ratio ²	71.25%	68.42%	61.76%	61.14%	57.67%
Dividend Payout	39.29%	69.09%	52.05%	57.58%	55.07%
Asset Quality:
Nonperforming Loans ³	12,880	7,211	6,136	2,529	4,918
Nonperforming Assets ⁴	14,564	7,369	6,383	2,632	4,938
Net Loan Charge-Offs to Average Loans	0.42%	0.19%	0.14%	0.38%	0.30%
Allowance for Loan Losses to Period-End Loans	1.47%	1.30%	1.57%	1.64%	1.64%
Allowance for Loan Losses to Nonperforming Loans	67%	105%	114%	264%	135%
Nonperforming Loans to Period-End Loans	2.19%	1.24%	1.38%	0.62%	1.21%

¹	Tangible book value numbers exclude goodwill and intangible assets associated with prior business combinations.
²
The efficiency ratio is calculated by dividing total noninterest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus noninterest income other than securities gains and losses.

³	Nonperforming loans include nonaccrual loans, troubled debt restructured loans and accruing loans 90 days or more delinquent.
⁴
Nonperforming assets include nonperforming loans and OREO properties acquired through insubstance foreclosure, voluntary deed transfer, legal foreclosure or similar proceedings.  Excludes properties acquired by the Company for its own development.

24-K

Index

Table of Selected Quarterly Financial Data:

	2009				2008
Selected Unaudited Quarterly Financial Data	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in thousands)

Interest income	$11,448	$11,858	$11,765	$11,767	$11,890	$11,804	$11,298	$11,400
Interest expense	2,938	3,263	3,826	4,475	4,804	4,960	4,939	5,255
Net interest income	8,510	8,595	7,939	7,292	7,086	6,844	6,359	6,145
Provision for loan losses	850	570	950	1,200	630	500	175	225
Net interest income afterprovision for loan losses	7,660	8,025	6,989	6,092	6,456	6,344	6,184	5,920
Investment security gains(losses), net	1,228	1,172	1,009	441	4	(86)	(19)	183
Other noninterest income	1,451	1,425	1,418	1,190	1,298	1,460	2,122	1,347
Noninterest expense	7,494	7,049	7,186	6,381	5,719	6,001	6,381	5,623
Income before income tax expense	2,845	3,573	2,230	1,342	2,039	1,717	1,906	1,827
Income tax expense	844	839	637	269	451	334	499	389
Net income	$2,001	$2,734	$1,593	$1,073	$1,588	$1,383	$1,407	$1,438

Basic earnings per share	$0.19	$0.26	$0.15	$0.10	$0.15	$0.13	$0.13	$0.14

Basic weighted average sharesoutstanding	10,582,917	10,512,987	10,503,704	10,503,704	10,503,704	10,503,704	10,503,704	10,503,704

Net interest margin (tax equivalent) ¹	4.01%	3.92%	3.67%	3.46%	3.54%	3.48%	3.36%	3.42%
Return on average assets	0.87%	1.15%	0.68%	0.47%	0.71%	0.63%	0.66%	0.71%
Return on average equity	10.90%	15.59%	9.34%	6.44%	9.09%	7.93%	8.08%	8.30%
Efficiency ratio ²	72.24%	67.55%	73.70%	71.74%	64.64%	68.16%	70.88%	70.10%

¹	Net interest margin (tax-equivalent) is tax-equivalent net interest income divided by average earning assets.
²
The efficiency ratio is calculated by dividing total noninterest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus noninterest income other than securities gains and losses

25-K

Index

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. General

The primary objective of this financial review is to provide an overview of the financial condition and results of operations of The Wilber Corporation and its subsidiary for each of the years in the two-year period ended December 31, 2009.  This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented in PART II, Item 8, of this document.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges on deposit accounts, trust and investment service fees, commission income, the net gain on sale of loans, the increase in the cash surrender value on bank owned life insurance, gain on sale of insurance agency subsidiary, other service fees and other income.  Our noninterest expenses consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, FDIC premium assessment, collection expense, other miscellaneous expenses and income taxes.  Results of operations are also influenced by general economic conditions (particularly changes in financial markets and interest rates), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions deteriorated further, additional provisions for loan losses would be required to increase the allowance for loan losses.  In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered, the Company’s allowance for loan losses would also require an additional provision for loan losses.

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

Recently Issued Accounting Pronouncements not Yet Adopted.  In June 2009 the FASB issued two new accounting standards, which change the way entities account for securitizations and special purpose entities.  The first standard enhances the reporting for transfers of financial assets, including securitization transactions.  It also requires companies to report where they have continuing exposure to the risks related to transferred financial assets and eliminates the concept of a "qualifying special-purpose entity."  In addition, it changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period.  This standard also requires additional year-end and interim disclosures.  It became effective for our Company on January 1, 2010 and must be applied to transfers that occurred before and after its effective date.  Based on our current activities, adoption of this standard had no impact on our financial condition or results of operation.

The second new standard amends a previous standard to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This standard also requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  This standard also requires additional year-end and interim disclosures.  It became effective for our Company on January 1, 2010.  Based on our current activities, adoption of this standard had no impact on our financial condition or results of operation.

26-K

Index

In January 2010 FASB issued a clarification and amendment to its accounting standard regarding disclosure of assets and liabilities measured at fair value.  The amendment requires companies to provide a separate disclosure for transfers in and out of Levels 1 and 2, including a description of the reasons for the transfer.  It also requires companies to report activity in Level 3 fair value measurements on a gross basis, including information about purchases, sales, issuances and settlements.  The amendments also clarify existing disclosures related to disaggregated reporting, model inputs and valuation techniques.  The new disclosures are effective for the first quarter of 2010, except for the gross reporting of Level 3 activity, which is effective beginning the first quarter of 2011.  Upon implementation, these amendments may result in additional disclosures in our interim and annual reports.

B. Performance Overview for the Year Ended December 31, 2009

Most of our earnings performance measures improved during 2009, as compared to 2008, including, net income, earnings per share, return on assets and return on equity.  We recorded $7.401 million in net income during 2009, as compared to $5.816 million in 2008, a $1.585 million or 27.3% increase between comparable periods.  Similarly, earnings per share increased $0.15 or 27.3%, from $0.55 in 2008 to $0.70 in 2009.  During 2009 return on assets and return on equity were 0.79% and 10.63%, respectively, as compared to 0.67% and 8.35% during 2008, respectively.  The improvements in these key performance measures were largely driven by significant improvements in net interest income and noninterest income, offset, in part, by significant increases in the provision for loan losses and noninterest expense.

During 2009, net interest income improved significantly due to an increase in the average volume of loans outstanding, our highest yielding earning asset, and a significant decrease in the expense recorded on our interest-bearing liabilities due primarily to a general decline in deposit funding costs.

The increase in noninterest income between 2008 and 2009 was largely attributed to a significant increase in net investment securities gains.  As interest rates dropped in 2008 and remained low during 2009, the market value on many of our available-for-sale investment securities increased.  We sold or had called $120.286 million of these available-for-sale securities throughout 2009 and recorded net investment securities gains totaling $3.676 million, a $3.166 million increase over 2008.  We sold primarily mortgage-backed securities where underlying mortgage rates were 6% or higher, anticipating that market values would decline due to high levels of refinancing.

During 2009, we recorded $3.570 million in the provision for loan losses, as compared to $1.530 million in 2008, a $2.040 million increase between the annual periods.  The significant increase in the provision for loan losses between the periods was attributable to a decline in the general credit quality of our loan portfolio between the periods.

Total noninterest expense increased from $23.724 million in 2008 to $28.110 million in 2009, a $4.386 million or 18.5% increase between the periods.  We recorded a $1.981 million increase in our FDIC premium assessment and $1.175 million increase in employee benefits expense due to both increased pension and split-dollar life insurance buy-out settlement costs, between 2008 and 2009.

The information provided in ITEM 7, Parts C through F that follow provide additional information as to the financial condition, results of operations, liquidity, and capital resources of the Company.

C. Financial Condition

i. Comparison of Financial Condition at December 31, 2009, and December 31, 2008

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary of Financial Condition
Due to generally weak economic conditions during 2009, we curbed our asset growth rate targets and focused the Company’s resources on increasing current period net income and shareholders’ equity.  Due to these efforts, total assets decreased from $924.874 million at December 31, 2008 to $906.577 million at December 31, 2009, an $18.297 million or 2.0% decrease.  Conversely, shareholders’ equity increased $5.460 million or 8.1%, from $67.459 million at December 31, 2008 to $72.919 million at December 31, 2009.

Between December 31, 2008 and 2009 the level of nonperforming loans, potential problem loans, delinquent loans, impaired loans and net charge-offs increased.  Although we did not originate or hold in the normal course of our business subprime or Alt-A residential mortgage loans or investment securities backed by subprime or Alt-A mortgage loans, and have not experienced any significant losses due to these practices, during 2009 we recorded increases in net loan charge-offs on our consumer installment loans (primarily secured by automobiles), commercial loans and commercial real estate loans.  Due to the economic recession, increased rates of unemployment and a decline in the operating performance of many of our commercial borrowers’ business operations, the overall quality of our portfolio declined during 2009.  If the credit quality of the loan portfolio weakened further, it could negatively affect the results of operations in future periods.

27-K

Index

We monitor our liquidity position on a regular basis and do not unduly rely on the wholesale credit markets for our funding.  The substantial majority of our funding is provided through customer deposits.  For these reasons, we maintained adequate amounts of liquidity to fund our business operations throughout 2009 and expect this condition to be maintained in 2010 and beyond.

Asset Composition
Our assets are comprised of earning and nonearning assets.  Earning assets include our investment securities, performing loans, interest-bearing deposits at other banks and federal funds sold.  Nonearning assets include OREO and other assets acquired as the result of repossession or foreclosure, nonperforming loans, facilities, equipment, goodwill and other intangibles, noninterest bearing deposits at other banks and cash.  We generally maintain approximately 92% to 96% of our total assets in earning assets.  During 2009 the composition of our assets did not change significantly. The earning assets to total assets ratio at December 31, 2009 was 95.8%, as compared to 95.2% at December 31, 2008.  The total loans to total assets ratio was 64.8% at December 31, 2009, as compared to 63.1% at December 31, 2008.  The investment securities portfolio, including trading, available-for-sale, held-to-maturity and other investments, comprised 27.6% of our total assets at December 31, 2009, versus 29.0% at December 31, 2008.

Total Assets
At December 31, 2009 total assets were $906.577 million.  This compares to total assets of $924.874 million at December 31, 2008.  During 2009, we tempered our asset growth plan and actively deleveraged the Company.  This entailed targeting strategic reductions in the Company’s total deposits and borrowings in concert with decreases in selected asset categories.  The deleveraging plan was executed in an effort to mitigate risk and increase our capital position in light of challenging economic conditions.  By contrast, total assets increased $131.194 million or 16.5% during 2008 due to our expansion into new markets throughout the central and upstate New York marketplace and company-wide focus on growth.  During 2009, deposit liabilities decreased $12.133 million or 1.6%, from $765.873 million at December 31, 2008 to $753.740 million at December 31, 2009.  On a combined basis, short-term and long-term borrowings also decreased $8.121 million or 10.0% between December 31, 2008 and December 31, 2009.  Our short-term borrowings consist of overnight repurchase agreements between the Bank and its business customers.  We attribute this decrease to a reduction in our business customers’ working capital levels, and to a lesser extent, interest rates paid on our repurchase agreements.

Investment Securities
Our investment securities portfolio consists of trading, available-for-sale, and held-to-maturity securities.  The following table summarizes our trading, available-for-sale, and held-to-maturity investment securities portfolio for the periods indicated.

28-K

Index

Summary of Investment Securities:

	At December 31,
	2009		2008		2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Trading ¹:	$1,194	$1,165	$1,391	$1,155	$1,167	$1,430

Available-for-Sale:
U.S. Treasuries	$-	$-	$-	$-	$5,997	$6,070
Obligations of U.S. Government Corporations and Agencies	-	-	-	-	7,997	8,015
Obligations of States and Political Subdivisions (Municipal Bonds)	32,872	32,956	36,205	36,776	48,861	48,718
Mortgage - Backed Securities	139,192	140,268	176,116	178,828	172,719	171,395
Corporate Securities	-	-	1,047	1,012	2,294	2,293
Equity Securities	78	78	128	128	866	783
Total Available-for-Sale	$172,142	$173,302	$213,496	$216,744	$238,734	$237,274

Held-to-Maturity:
Obligations of States and Political Subdivisions (Municipal Bonds)	$14,407	$14,678	$13,961	$14,146	$17,874	$18,018
Mortgage-Backed Securities	54,984	55,469	30,493	30,863	34,328	33,725
Total Held-to-Maturity	$69,391	$70,147	$44,454	$45,009	$52,202	$51,743

¹	These securities are held by the Company for its non-qualified Executive Deferred Compensation plan.

Between December 31, 2008 and December 31, 2009, our total investment securities portfolio (including trading, available-for-sale, and held-to-maturity) decreased $18.495 million or 7.0%.  During 2009 we received proceeds from sales, maturities and calls of securities totaling $190.319 million, versus new purchases of $170.862 million.  During 2009, particularly during the third and fourth quarters, we actively reduced our total assets as part of our plan to deleverage the Company and improve our earnings and capital ratios.  This included selling significant portions of our available-for-sale investment securities portfolio and realizing gains to increase net income and our regulatory capital levels.  During 2009, we sold or had called $120.286 million of available-for-sale securities, which represented approximately 55% of our total available-for-sale securities balance at December 31, 2008.  On a net basis, including purchases, sales and changes in fair value due to changes in market interest rates, the fair value of our available-for-sale securities portfolio decreased $43.442 million or 20.0% during 2009, from $216.744 million at December 31, 2008 to $173.302 million at December 31, 2009.

The estimated fair value of the investment portfolio is largely dependent upon the interest rate environment at the time the market price is determined.  As interest rates decline, the estimated fair value of bonds generally increases, and conversely, as interest rates increase, the estimated fair value of bonds generally decreases.  At December 31, 2009, the net unrealized gain on the available-for-sale investment securities portfolio was $1.160 million.  By comparison, at December 31, 2008, the net unrealized gain on the available-for-sale investment securities portfolio was $3.247 million.  Although we sold or had called $120.286 million of available-for-sale securities throughout 2009 and recorded gains on the sale totaling $3.676 million, low market interest rates at December 31, 2009 resulted in a net unrealized gain on the available-for-sale securities portfolio.

During 2009 we continued to maintain a concentration in mortgage-backed securities.  These included both mortgage pass-through securities and collateralized mortgage obligations.  At the end of 2009, our mortgage-backed securities portfolio comprised 80.0% of the carrying value of our investment securities portfolio.  This compares to 79.8% and 70.7% at the end of 2008 and 2007, respectively.  Approximately 78.2% of our mortgage-backed securities were backed by the full faith and credit of the U.S. Government through a GinnieMae guarantee.  Of the remaining 21.8% of our mortgage-backed securities portfolio, 19.9% (or $38.188 million at par value) was guaranteed by Fannie Mae and Freddie Mac, which are U.S. Government Sponsored Enterprises.  Only 1.9% (or $3.621 million at par value) of the mortgage-backed securities portfolio was guaranteed by private-label issuers rated AAA and AA-1 by Moodys.

29-K

Index

Although 98.1% of our mortgage-backed securities were guaranteed by U.S. Government Agencies and U.S. Government Sponsored Enterprises, they are susceptible to prepayment risk.  For example, if residential mortgage interest rates dropped significantly, the yield on our mortgage-backed securities would likely decline.  When mortgage rates are low, homeowners often refinance their existing mortgage loans or purchase new homes.  This increases the amount of principal payments we receive on our mortgage-backed securities, which, in turn, increases the amount of net amortization expense we record as an offset to interest income, thereby decreasing the yield on these securities.

The overall credit quality of our debt securities is strong.  At December 31, 2009, 99.6% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moodys credit rating services and 89.4% were rated “AAA.”  This compares to 99.8% and 85.8%, respectively, at December 31, 2008.

Although the economic recession of 2009 has negatively affected the financial strength of most states and municipalities, the credit quality of our municipal bond portfolio remained strong at December 31, 2009. We purchase our municipal securities based on the underlying creditworthiness of the issuing municipality and have not relied on the insurance enhancement attached to the security.  The following table summarizes the amounts at their par value and associated credit rating on our municipal securities portfolio.

Obligations of States and Political Subdivisions (Municipal Bonds) Credit Quality Table:

December 31, 2009
AAA ¹		AA		A		BAA	Not Rated	Total
Uninsured / Un- enhanced	Insured / Enhanced	Uninsured / Un- enhanced	Insured / Enhanced	Un- Enhanced	Enhanced	Enhanced	Un- Enhanced
(in thousands)
$ 12,480	$ 800	$ 5,160	$ 13,585	$ 810	$ 3,925	$ 480	$ 380	$37,620
33.2%	2.1%	13.7%	36.1%	2.2%	10.4%	1.3%	1.0%

Total AAA	$13,280	Total AA	$ 18,745	Total A	$ 4,735
	35.3%		49.8%		12.6%

¹	Moodys ratings
The following table sets forth information regarding the carrying value, weighted average yields and anticipated principal repayments of the Bank’s investment securities portfolio as of December 31, 2009.  All amortizing security principal payments, including collateralized mortgage obligations and mortgage pass-through securities, are included based on their expected average lives.  Callable securities, primarily callable agency securities and municipal bonds are assumed to mature on their maturity date.  Available-for-sale securities are shown at fair value.  Held-to-maturity securities are shown at their amortized cost.  The yields on debt securities shown in the table below are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2009.  Yields on obligations of states and municipalities exempt from federal taxation were not tax-effected.

Investment Securities Maturity Table:

	At December 31, 2009
	In One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(in thousands)
Obligations of States and Political Subdivisions (Municipal Bonds)	$10,744	3.32%	$ 15,411	4.51%	$14,686	4.10%	$ 6,522	4.53%	$ 47,363	4.12%
Mortgage-Backed Securities	32,708	4.69%	94,197	3.99%	43,109	3.92%	25,238	4.42%	195,252	4.15%

Total securities¹	$43,452	4.35%	$109,608	4.06%	$57,795	3.97%	$31,760	4.44%	$242,615	4.14%

¹	This table excludes trading securities totaling $1.165 million and equity securities totaling $78 thousand at December 31, 2009.

30-K

Index

At December 31, 2009, the approximate weighted average life for all of the Bank’s available-for-sale and held-to-maturity debt securities was 3.7 years.  By comparison, at December 31, 2008 the approximate weighted average life for the Bank’s available-for-sale and held-to-maturity debt securities was 2.4 years.  These estimates: (i) were provided by a third party investment securities analyst and are used to provide comparisons with other companies in the banking industry, (ii) are based upon the projected cash flows (to the most likely call date) of our investment securities portfolio taking into consideration the unique characteristics of the individual securities held by us, and (iii) may fluctuate significantly from period to period due to our concentration in mortgage-backed securities.  The increase in the weighted average life of the portfolio between the comparable periods was principally due to decreases in both anticipated cash flows from our mortgage-backed securities portfolio and expected calls of municipal securities.  Between December 31, 2008 and December 31, 2009, we received proceeds totaling $190.319 million from principal payments and prepayments of the available-for-sale and held-to-maturity investment securities portfolio and sales of the available-for-sales security portfolio.  This represents a 73% turnover of the investment securities portfolio during 2009.  A significant portion of these proceeds were reinvested in pass-through mortgage backed securities with longer average lives than those securities that amortized, matured or were sold during 2009.

Other Investments
At December 31, 2009 we held $5.941 million of non-marketable equity securities including: $3.881 million in FHLBNY stock; a $1.833 million equity interest in a small business investment company, Meridian Venture Partners II, L.P; $158 thousand of Federal Reserve Bank of New York stock; $34 thousand in New York Business Development Corporation stock; and $35 thousand in a small title insurance agency.  By comparison, at December 31, 2008, the estimated fair value of our nonmarketable equity securities totaled $5.693 million, a $248 thousand or 4.4% net increase between the periods.  Due to minimum membership stock requirements, we increased our capital stock in the FHLBNY from $3.667 million at December 31, 2008 to $3.881 million at December 31, 2009, a $214 thousand increase.

We own common stock of FHLBNY which enables us to borrow funds under the FHLBNY advance program and qualify for membership.  Published reports indicate that certain member banks of the Federal Home Loan Bank system, which include eleven other regionally based Federal Home Loan Banks, may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of one of the banks in the Federal Home Loan Bank system, including FHLBNY could be substantially diminished or reduced to zero.  Consequently, given that there is no market for our FHLBNY common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.  In addition, it is possible that the FHLBNY will discontinue or suspend its dividend payments to members in the event its regulatory capital levels diminish.  If either of these events occur, it may adversely affect our results of operations and financial condition.

Interest Bearing Balances with Banks and Federal Funds Sold
Interest bearing balances with (other) banks and federal funds sold are the assets that we generally rely on to meet our daily funding needs.  Prior to 2009, in the normal course of our business, we primarily sold and purchased federal funds to and from other banks to meet these funding needs.  We only sold federal funds to well-capitalized banks that carried strong credit ratings because federal funds sold are generally an unsecured obligation of the counterparty.  Due to the global financial crisis in the second half of 2008 and related tightness in the inter-bank credit markets, during the fourth quarter of 2008 the Federal Reserve Banks announced a program whereby they would begin to pay interest on members’ required and excess reserves.  Due to the safety of the Federal Reserve Bank of New York, we began leaving most of our excess reserves on deposit at the Federal Reserve Bank of New York, in lieu of selling unsecured federal funds to other commercial banks.  These excess reserves were classified as interest bearing balances with banks.  On a combined basis, at December 31, 2009 we held $24.039 million in interest bearing balances at other banks and federal funds sold, versus $35.954 million at December 31, 2008.  Due to significant volatility in our daily overnight funds position it is most appropriate to compare our average outstanding balances in these categories.  During 2009 our average overnight funds position, including federal funds sold and interest bearing balances at other banks, was $28.230 million or 3.0% of average total assets.  By comparison, during 2008 our average overnight funds position was $23.376 million or 2.7% of average total assets.  These levels were within management’s informal target of maintaining approximately $10.0 to $30.0 million of overnight funds to meet the anticipated and unanticipated short-term liquidity needs of the Company.

Loan Portfolio
General.  The average outstanding balance of our loan portfolio was $597.762 million during 2009, as compared to $498.997 million during 2008, a $98.765 million or 19.8% increase.  During 2007, we adopted a strategic plan that focused the Company’s resources on increasing earning assets by acquiring new lines of business and expanding our geographic markets into more populated and growing regions of upstate and central New York State.  In line with this strategy, in 2007 we acquired Provantage, a New York State licensed mortgage bank located in Saratoga County, New York.  In 2008 we established a representative loan production office in Cicero, New York (Onondaga County) and hired several experienced commercial and residential mortgage lenders.  We also aggressively marketed our small business, consumer, and residential mortgage loans in both our core rural markets and more densely populated markets, including Johnson City, New York (Broome County) and Kingston, New York (Ulster County).

31-K

Index

These efforts resulted in substantial growth in our total loans outstanding.  Although we generated significant increases in interest income due to an increase in the volume of loans outstanding, we began to experience deterioration in most of our credit quality measures in early 2009 related, in part, to the slowing economy and its effect on our borrowers.  Accordingly, we modified our strategic plan during the first quarter of 2009.  In particular, we changed our focus to improve current period earnings, increase shareholders’ equity and raise our regulatory capital ratios in light of the economic recession.  This modification of our strategy resulted in only a moderate increase in loans outstanding between the periods ended December 31, 2008 and 2009.  Total loans increased from $583.861 million at December 31, 2008 to $587.237 million at December 31, 2009, a $3.376 million or 0.6% increase between the periods.

The following table summarizes the composition of our loan portfolio over the prior five-year period.

Distribution of Loans Table:

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)

Residential real estate ¹	$177,720	30.3%	$171,061	29.3%	$127,113	28.6%	$117,815	29.0%	$124,367	30.7%
Commercial real estate	240,823	41.0%	229,867	39.4%	161,071	36.2%	152,128	37.4%	143,552	35.4%
Commercial ²	93,928	16.0%	99,397	17.0%	83,622	18.8%	74,033	18.2%	69,651	17.2%
Consumer	74,766	12.7%	83,536	14.3%	73,299	16.5%	62,944	15.5%	67,388	16.6%
Total loans	587,237	100.0%	583,861	100.0%	445,105	100.0%	406,920	100.0%	404,958	100.0%

Less:
Allowance for loan losses	(8,622)		(7,564)		(6,977)		(6,680)		(6,640)
Net loans	$578,615		$576,297		$438,128		$400,240		$398,318

¹	Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans. Excludes residential mortgage loans held for sale.
²	Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Between December 31, 2005 and December 31, 2009 our commercial real estate portfolio increased $97.271 million or 67.8%.  At December 31, 2009, commercial real estate loans comprised 41.0% of our total loan portfolio.  This compares to 35.4% at December 31, 2005.  Throughout the period covered in the table above, we concentrated our efforts on opening new offices and hiring commercial lenders in large, more densely populated markets.  These efforts also contributed to the increase in the outstanding balances in our commercial loan portfolio.  At December 31, 2009, commercial loan balances outstanding totaled $93.928 million.  This compares to $69.651 million at December 31, 2005.

In addition, during the first quarter of 2007 we acquired Provantage to improve our residential mortgage lending capabilities and increase the outstanding balances in our residential mortgage portfolio.  At December 31, 2009, the outstanding balance of our residential mortgage portfolio was $177.720 million.  This compares to $117.815 million at December 31, 2006, a $59.905 million or 50.8% increase over the three-year period since the acquisition of Provantage.

During 2009, we tightened our underwriting standards for consumer lending, principally installment-type loans secured by new and used automobiles, due to increased loan charge-off levels and challenges posed by the economic recession.  These actions, as well as a decline in demand for consumer credit, resulted in an $8.770 or 10.5% decrease in consumer loans outstanding between December 31, 2008 and December 31, 2009.  The substantial majority of our consumer loans outstanding are indirect loans originated through automobile dealerships located in our central and upstate New York markets.  At December 31, 2008, our indirect automobile loan portfolio was comprised of 5,576 accounts, totaling $62.713 million.  This compares to 5,382 accounts totaling $55.582 million at December 31, 2009, a 3.5% net decrease in accounts and an 11.4% net decrease in indirect automobile loans outstanding.

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

32-K

Index

Loan Maturity Table:

	Within One Year	One Through Five Years	More Than Five Years	Total
	(in thousands)

Residential real estate	$2,662	$24,583	$150,475	$177,720
Commercial real estate	22,331	22,269	196,223	240,823
Commercial	45,311	19,729	28,888	93,928
Consumer	4,834	59,275	10,657	74,766
Total loans receivable	$75,138	$125,856	$386,243	$587,237

The following table sets forth fixed and adjustable rate loans with maturity dates after December 31, 2010.

Table of Fixed and Adjustable Rate Loans:

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(in thousands)

Residential real estate	$122,131	$52,928	$175,059
Commercial real estate	131,729	86,763	218,492
Commercial	38,439	10,178	48,617
Consumer	67,122	2,809	69,931
Total loans	$359,421	$152,678	$512,099

Commitments and Lines of Credit.  Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing standby and commercial letters of credit is essentially the same as that involved in extending loans to customers.  Since most of the standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2009 and December 31, 2008, standby and commercial letters of credit totaled $13.451 million and $12.779 million, respectively.  At December 31, 2009 and December 31, 2008, the fair value of the Bank’s standby letters of credit was not significant.  The following table summarizes the expirations of our standby and commercial letters of credit as of December 31, 2009.

Standby and Commercial Letters of Credit Expiration Table:

Commitment Expiration of Standby Letters of Credit
(in thousands)
Within one year	$1,564
After one but within three years	263
After three but within five years	5,445
Five years or greater	6,179
Total	$13,451

In addition to standby letters of credit, we have issued lines of credit and other commitments to lend to our customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  These include home equity lines of credit, commitments for residential and commercial construction loans, commercial letters of credit, and other personal and commercial lines of credit.  At December 31, 2009 and December 31, 2008, we had outstanding unfunded loan commitments of $96.859 million and $126.717 million, respectively, representing a $29.858 million or 23.6% decrease period over period.  The significant decrease in the unfunded loan commitments was primarily due to a decrease in commercial real estate and other construction loan commitments, and to a lesser extent, a decrease in the unused portion of commercial lines of credit.

33-K

Index

Asset Quality and Risk Elements
General.  One of our key objectives is to maintain strong credit quality of the Bank’s loan portfolio.  The following narrative provides summary information and describes our experience regarding the quality and risk elements of our loan portfolio.

Delinquent Loans.  At December 31, 2009, we had $8.469 million of loans that were 30 to 89 days past due (excluding nonperforming loans).  This equaled 1.44% of total loans outstanding.  By comparison, at December 31, 2008 we had $6.095 million of loans that were 30 to 89 days past due (excluding nonperforming loans).  This equaled 1.04% of total loans outstanding.  The increase in delinquent loans between the periods was principally due to an increase in the level of delinquent loans in the commercial real estate loan portfolio and, to a lesser extent, an increase in delinquency in the 1-4 family residential mortgage loans.  We attribute the increase in delinquency in these sectors of the loan portfolio to the regional and national economic recession and the related difficulties it has placed on many of our borrowers’ ability to repay their loans in a timely manner.

Nonaccrual, Past Due and Restructured Loans.  The following chart sets forth information regarding nonperforming assets for the periods stated.

Table of Nonperforming Assets:

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Loans in Nonaccrual Status:
Residential real estate	$702	$439	$895	$450	$327
Commercial real estate	9,843	4,516	4,341	1,626	2,287
Commercial	1,568	843	843	271	1,191
Consumer	36	47	7	-	61
Total nonaccruing loans	12,149	5,845	6,086	2,347	3,866
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	731	1,366	50	182	181
Troubled Debt Restructured Loans	-	-	-	-	871
Total nonperforming loans	12,880	7,211	6,136	2,529	4,918
Other Real Estate Owned ¹	1,684	158	247	103	20
Total nonperforming assets	$14,564	$7,369	$6,383	$2,632	$4,938
Total nonperforming assets as a percentage of total assets	1.61%	0.80%	0.80%	0.35%	0.66%
Total nonperforming loans as a percentage of total loans	2.19%	1.24%	1.38%	0.62%	1.21%

¹
Includes only properties acquired through insubstance foreclosure, voluntary deed transfer, legal foreclosure or similar proceedings.  Excludes properties acquired by the Company for its own development.

Total nonperforming loans, including nonaccruing loans and loans 90 days or more past due and still accruing interest, increased from $7.211 million at December 31, 2008 to $12.880 million at December 31, 2009, a $5.669 million or 78.6% increase between the periods.  The increase in nonperforming loans between the comparable periods was principally due to an increase in nonperforming loans secured by commercial real estate properties.  In particular, during 2009, three commercial real estate borrowers with an outstanding loan balance at December 31, 2009 totaling $6.241 million were moved from accrual to nonaccrual status.  We recorded partial charge-offs totaling $514 thousand on the loans to two of these borrowers during 2009 and identified $77 thousand of specific impairment in the allowance for loans losses on the third borrower at December 31 2009.  These amounts were determined based on the estimated fair value of the properties we hold as collateral on these loans, less the estimated costs to sell.  The economic slowdown experienced in the central and upstate New York State markets in which we operate have negatively impacted the operating cash flows of many of our commercial real estate borrowers, including these three borrowers, which contributed significantly to the increase in nonperforming loans in this category during 2009.  Nonperforming loans were 2.19% of total loans outstanding at December 31, 2009 and 1.24% of total loans outstanding at December 31, 2008.

34-K

Index

Impaired Loans.  The following table provides information on impaired loans for the periods presented:

	As of and for the Year Ended December 31,
	2009	2008
	(in thousands)

Impaired Loans	$12,957	$8,620
Allowance for Impaired Loans	721	1,160
Average Recorded Investment in Impaired Loans	12,171	7,327

The level of impaired loans increased from $8.620 million at December 31, 2008 to $12.957 million at December 31, 2009.  In spite of the significant increase in total impaired loans, only $5.844 million of the impaired loans required specific reserve allocations totaling $721 thousand.  By comparison, at December 31, 2008, $5.120 million of the impaired loans had a specific allowance for loan loss reserve allocation of $1.160 million.  We attribute the decrease in specific reserve allocations to management’s general practice of obtaining strong collateral positions in the loans it originates.  In addition, during 2009 we recorded charge-offs on several loans in which allowance for loan loss impairment amounts were identified in previous periods.

OREO and Repossessed Assets.  OREO and repossessed assets consists of real estate and other property formerly pledged as collateral on loans that have been acquired by us through foreclosure proceedings or repossession, as well as, real estate properties acquired by us through an acceptance of a deed in lieu of foreclosure or in-substance foreclosure.  OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell.  Between December 31, 2008 and December 31, 2009, we recorded a significant increase in OREO due largely to the in-substance acquisition of a building formerly used to collateralize a loan to an automobile dealership.

Potential Problem Loans.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and  may result in disclosure of such loans as nonperforming at some time in the future.  Potential problem loans are typically loans classified by our loan rating system as “substandard.”  Potential problem loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a less risky credit classification, particularly those with balances in excess of $1.000 million. We have identified through normal credit review procedures potential problem loans totaling $24.866 million or 4.2% of total loans outstanding at December 31, 2009.  By comparison, at December 31, 2008, potential problem loans totaled $16.099 million or 2.8% of total loans outstanding.  This represents an $8.767 million or 54.4% increase in potential problem loans between December 31, 2008 and December 31, 2009.  We generally attribute the increase in potential problem loans to the weak and/or declining operating performance of many of our commercial borrowers’ due to difficult economic conditions.  Management cannot predict economic conditions or other factors that may impact each potential problem loan.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for loan losses.

Loan Concentrations.  We classify our loan portfolio by collateral type and industry to determine and monitor the level of our loan concentrations.  We generally consider industry concentrations to exist when the total loan obligations (outstanding loans and unfunded commitments) to the industry exceed 25% of the Bank’s total risk-based capital.  The Bank’s total risk-based capital at December 31, 2009 was $77.780 million, which established our industry concentration threshold at $19.445 million.  In addition, our policy on loan concentrations targets maximum industry concentration at 50% of the Bank’s total risk-based capital or $38.890 million at December 31, 2009.  We also review the geographic concentration and economic trends within each industry concentration to further segment and analyze the risk.

Furthermore, the OCC generally considers construction and development loans in excess of 100% of the Bank’s risk-based capital and nonowner occupied commercial real estate loans, including multi-family and construction and development, in excess of 300% of the Bank’s risk-based capital ($233.340 million at December 31, 2009) to be concentrations of credit.  We did not exceed either of the OCC benchmarks during 2009 and actively monitor our portfolio diversification by loan-type, as well as industry type.  The following narrative summarizes our concentrations of credit.

35-K

Index

At December 31, 2009 our outstanding loan and unfunded commitments to nonowner occupied commercial real estate borrowers, as defined in regulatory, guidance totaled $185.922 million or 239% of total risk-based capital.  Although non-owner occupied commercial real estate loans have been identified by the OCC as a higher risk loan type than owner occupied commercial real estate, our historical experience does not support this conclusion.  Between December 31, 2008 and December 31, 2009 the level of delinquent loans, nonperforming loans and potential problem loans secured by owner and nonowner occupied commercial real estate has increased markedly due to difficult economic conditions.  Commercial real estate secured delinquent loans 30 to 89 days past due (excluding nonperforming loans) increased from $996 thousand or 0.4% of commercial real estate loans outstanding at December 31, 2008 to $4.692 million or 1.9% of commercial real estate loans outstanding at December 31, 2009.  Similarly, nonperforming commercial real estate loans increased from $5.438 million or 2.4% of commercial real estate loans outstanding at December 31, 2008 to $6.716 million or 2.8% of commercial real estate loans outstanding at December 31, 2009.  Accordingly, we closely monitor the financial condition of borrowers whose loans are secured by commercial real estate.

Due to weakening economic conditions, during 2009 we did not proactively seek new construction and development loans.  This decreased aggregate outstanding loan balances and unfunded commitments from $47.137 million or 65.0% of the Bank’s total risk-based capital at December 31, 2008 to $24.538 million or 31.6% of the Bank’s total risk-based capital at December 31, 2009.  These levels are well within the 100% of risk-based capital benchmark established by the OCC.  However, similar to our commercial real estate secured loan portfolio, the level of nonperforming loans in this loan type increased significantly between December 31, 2008 and December 31, 2009.  Nonperforming construction and development loans outstanding at December 31, 2009 totaling $3.604 million were comprised of loans to two borrowers, as compared to no nonperforming loan balances at December 31 2008.  Accordingly, we closely monitor the progress of construction and the financial condition of borrowers whose loans are secured by undeveloped or underdeveloped commercial real estate.

At December 31, 2009 we had 94 loans with $34.945 million in total loan obligations to borrowers who operate in the automotive and other vehicle dealership industry.  The total loan obligations to this industry sector represented 44.9% of the Bank’s total risk-based capital and consisted of more than 45 borrowers whose primary revenue is derived from the retail sale and servicing of new and used motor vehicles, motorcycles, commercial and/or recreational vehicles.  Loans to this industry consist of commercial real estate mortgages, equipment financing, working capital lines of credit, and inventory lines (dealer floor plans).  We maintained 21 dealer floor plan lines within this portfolio totaling $16.220 million, $12.649 million of which was outstanding at December 31, 2009.  Due to the significant risk posed by dealer floor plan lending, management monitors the dealer floor plan loans by conducting inventory reviews on a monthly basis.  At December 31, 2009, there were 11 loans to 7 borrowers within the automotive and other vehicle industry concentration with $5.689 million in aggregate loan obligations outstanding that were classified as substandard.  Consumer demand for new and used automobiles and recreational vehicles can vary significantly from period to period due to a variety of factors including, but not limited, to consumer spending, employment, inflation and fuel prices.  In addition, changes in market interest rates can affect consumer demand and inventory carrying costs.  We monitor these factors and adjust our lending policies and practices to borrowers in this sector in an effort to mitigate credit risk.

At December 31, 2009, we had 68 loans with $33.443 million in total loan obligations or 43.0% of the Bank’s total risk-based capital to borrowers who operate in the lodging industry, including hotels, motels, bed and breakfast inns, and a limited number of campgrounds and boarding houses.  At December 31, 2009 the loans to this industry sector were comprised of 48 borrowers.  The single largest borrower has $5.977 million in total loans outstanding on 6 separate motel properties.  Another 9 borrowers have loans exceeding $1.000 million.  The lodging properties that we finance are geographically dispersed throughout our market area and the broader statewide region.  Many of these properties, however, are dependent upon tourism and have a seasonality that peaks in July and August.  In addition, the lodging industry, particularly the luxury segment, is affected by personal income, employment levels and corporate profits, all of which experienced declines during 2009.  At December 31, 2009, $30.009 million of these loans were deemed to be of acceptable risk (“pass-rated”) by our management, with no delinquency noted.  Five loans in the hotel/motel sector with an outstanding balance of $2.798 million were risk rated as substandard at December 31, 2009 due to insufficient cash flow generated by the operations of the business.

At December 31, 2009, loan obligations to the healthcare industry, including hospitals and medical practices, totaled $17.438 million or 22.4% of the Bank’s total risk-based capital.  This portfolio was comprised of approximately 58 loans including 7 loans to hospitals.  The largest borrower in this industry was also the Bank’s largest borrower and had outstanding loans and unfunded commitments totaling $8.998 million at December 31, 2009.  Within this industry sector only 1 borrower with 2 outstanding loans totaling $179 thousand were nonperforming and classified as substandard.

At December 31, 2009, loan obligations to the residential and independent care facilities totaled $20.478 million or 26.3% of the Bank’s total risk-based capital.  This portfolio was comprised of approximately 64 loans at December 31, 2009.  The residential, independent and assisted care living facilities depend significantly on Medicare and other government reimbursement rates, which are projected to decrease moderately during 2010.  One loan within this portfolio with an outstanding balance of $1.821 million was classified as a special mention credit at December 31, 2009.

36-K

Index

At December 31, 2009, loan obligations to the finance and insurance industry totaled $19.514 million or 25.1% of the Bank’s total risk-based capital.  This portfolio is comprised of 31 loans at December 31, 2009.  Since the substantial majority of the loan obligations to this sector are to borrowers who provide short and long term financing for the construction and acquisition of real property, this industry sector is inherently dependent on the residential and commercial real estate markets.  For these reasons, the financing provided by our borrowers to their customers are closely monitored.  Two loans within this industry sector with an outstanding balance totaling $230 thousand were classified as special mention at December 31, 2009.

Although we have not identified “strip malls” as its own industry classification, and therefore, not subject to our single industry concentration limit, we have identified $37.071 million of total loan obligations to borrowers in this sector at December 31, 2009.  Within this segment 1 borrower with $3.875 million in loans outstanding was classified as substandard.  A second borrower in this sector with an outstanding loan balance of $170 thousand was classified as nonperforming.

At December 31, 2009, we had 25 borrowers whose total loan obligations were equal to or exceeded $3.889 million or 5.0% of our total risk-based capital.  In aggregate, these borrowers’ total loan obligations were $129.720 million comprised of $105.488 million in outstanding loans and $24.233 million in unfunded commitments.  Although these large relationships were dispersed among borrowers who operate in various industries, the decline in the financial condition of one or more of our large borrowers could significantly impact the credit quality of our loan portfolio.  At December 31, 2009, 1 of these large borrowers, with total loans outstanding of $1.598 million was classified as substandard.  In addition, there was an additional $3.469 million in unfunded commitments to this borrower.

Summary of Loss Experience (Charge-Offs) and Allowance for Loan Losses.  The following table sets forth the analysis of the activity in the allowance for loan losses, including charge-offs and recoveries, for the periods indicated.

Analysis of the Allowance for Loan Losses Table:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Balance at beginning of year	$7,564	$6,977	$6,680	$6,640	$6,250
Charge offs:
Residential real estate	2	37	109	56	20
Commercial real estate	1,660	87	120	2	-
Commercial	160	234	216	1,161	364
Consumer	1,378	1,028	721	887	1,091
Total charge offs	3,200	1,386	1,166	2,106	1,475
Recoveries:
Residential real estate	8	104	22	31	39
Commercial real estate	73	43	105	73	-
Commercial	64	41	137	143	29
Consumer	543	255	299	339	217
Total recoveries	688	443	563	586	285
Net charge-offs	2,512	943	603	1,520	1,190
Provision for loan losses	3,570	1,530	900	1,560	1,580
Balance at end of year	$8,622	$7,564	$6,977	$6,680	$6,640
Ratio of net charge-offs during the year to average loans outstanding during the year	0.42%	0.19%	0.14%	0.38%	0.30%
Allowance for loan losses to total loans	1.47%	1.30%	1.57%	1.64%	1.64%
Allowance for loan losses to nonperforming loans	67%	105%	114%	264%	135%

37-K

Index

We recorded $2.512 million in net charge-offs on loans during 2009.  Based on $597.762 million of average loans outstanding during 2009, this represents 0.42% in net charge-offs.  By comparison, during 2008 we recorded $943 thousand in net charge-offs on loans or 0.19% on average loans outstanding of $498.997 million.  During 2009, we experienced a significant increase in the amount of net charge-offs on loans secured by commercial real estate and, to a lesser extent, an increase in net charge-offs on consumer loans.  The weak national and regional economy negatively affected the operating cash flows of many businesses and industries, including most sectors of the commercial real estate market.  The operating performance of a significant number of our commercial real estate borrowers weakened during 2009 causing significant increases in delinquent loans, nonperforming loans and ultimately charge-offs.

Net charge-offs on consumer loans increased from $773 thousand in 2008 to $835 thousand in 2009, a $62 thousand or 8.0% increase. We attribute the increase in net charge-offs on consumer loans to a weak economy, higher levels of unemployment and underemployment and a moderate increase in the average outstanding balance of consumer loans between 2008 and 2009.

During 2009 net charge-offs on residential mortgage loans and commercial loans were low.  We recorded a $6 thousand net recovery in residential mortgage loans and $96 thousand in net-charge offs on commercial loans.  We do anticipate, however, greater amounts of net charge-offs on commercial loans during 2010 due to an increase in delinquency and increased operating difficulties among our commercial borrowers.

The allowance for loan losses was $8.622 million or 1.47% of total loans outstanding at December 31, 2009.  This compares to $7.564 million or 1.30% of total loans outstanding at December 31, 2008.  During 2009 we identified a significant number and amount of substandard loans, which in combination with other weaker credit quality measures, including a significant increase in nonperforming loans, required an increase in the allowance for loan losses.  We recorded $3.570 million in the provision for loan losses during 2009 due to these factors, an increase in substandard loans and a weakened credit and economic environment.  By comparison, we recorded $1.530 million in the provision for loan losses during 2008.

The allowance for loan losses to nonperforming loans decreased from 105% at December 31, 2008 to 67% at December 31, 2009. During 2009, we charged-down the balances on several nonperforming loans, which reduced the allowance for loan losses and the ratio of the allowance for loan losses to nonperforming loans to.  Most of these charge-downs included specific impairment amounts identified in previous periods.

Both our management and Board of Directors deemed the allowance for loan losses adequate at December 31, 2009 and December 31, 2008.  In spite of overall weaker loan quality during 2009 and an increase in total impaired loans to $12.957 million we only identified $721 thousand of specific reserves on impaired loans at December 31, 2009.  Of the $12.957 million of impaired loans, only $5.844 million of the impaired loans required specific allowance for loan loss reserve allocations.  By comparison, at December 31, 2008, $5.120 million of the $8.620 million in impaired loans had a specific allowance for loan loss reserve allocation of $1.160 million.  This means that at December 31, 2009, we allocated $7.901 million of the allowance for loans losses to factors other than specifically identified loan impairment amounts, versus $6.404 million at December 31, 2008. This represents a $1.497 million or 23.4% increase attributed to these other factors, including increases in charge-offs, nonperforming, delinquent and potential problem loans.  We attribute the decrease in specific reserve allocations to our general practice of obtaining strong collateral positions in the loans we originate.  Our determination of the adequacy of the allowance for loan losses is based on our evaluation of the credit quality of the loan portfolio, our historical loss experience, current economic conditions, current and past underwriting and credit administration practices.  However, because the Allowance for Loan Losses is an estimate of probable losses and is based on management’s experience and assumptions, there is no certainty that the allowance for loan losses will be sufficient to cover actual loan losses.  Actual loan losses in excess of the allowance for loan losses would negatively impact our financial condition and results of operations.

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

38-K

Index

Loan Loss Summary Allocation Table:

	At December 31,
	2009		2008		2007		2006		2005
	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category
	(in thousands)

Residential real estate	$ 820	9.5%	$ 538	7.1%	$ 607	8.7%	$ 501	7.5%	$ 595	9.0%
Commercial real estate	4,587	53.2%	3,143	41.6%	2,969	42.6%	3,083	46.2%	3,171	47.8%
Commercial	1,436	16.7%	2,108	27.9%	1,799	25.8%	1,462	21.9%	1,512	22.8%
Consumer	1,443	16.7%	1,540	20.4%	1,383	19.8%	1,114	16.7%	1,114	16.8%
Unallocated	337	3.9%	235	3.1%	219	3.1%	520	7.8%	248	3.7%
Total	$ 8,622	100.0%	$ 7,564	100.0%	$ 6,977	100.0%	$ 6,680	100.0%	$ 6,640	100.0%

During 2009, we significantly increased our allowance for loan losses allocation on commercial real estate loans due to increases in charge-offs, delinquent loans, and nonperforming loans.  In addition, due to weak economic conditions, including higher vacancy rates on commercial real estate properties, we raised the allocation amounts in this sector of the portfolio.  Between December 31, 2008 and December 31, 2009, the allocation for commercial real estate loans increased from $3.143 million or 41.6% of the allowance for loan losses to $4.587 million or 53.2% of the allowance for loan losses.  Conversely, a smaller proportion of the allowance for loan losses was allocated to commercial loans due to a decrease in the historical loss factor applied to this sector of the portfolio, offset, in part, by an increase in allocation amounts due to weak economic conditions.  The change in the allowance for loan loss amounts allocated to the residential real estate loans and consumer loans were generally due to changes in the composition of our loan portfolio.  During 2009 the outstanding balance of consumer loans, as well as the amounts allocated in the allowance for loan losses for consumer loans, decreased.  Conversely, the outstanding balance of residential mortgage loans and the amounts allocated to the allowance for loans losses for residential mortgage loans, increased.

Other Nonearning Assets and Bank-Owned Life Insurance
Cash and Due from Banks.  In order to operate the Bank on a daily basis, it is necessary for us to maintain a limited amount of cash at our teller stations and within our vaults and ATMs to meet customers’ demands.  In addition, we always maintain an amount of check and other presentment items in the process of collection (or float).  We are also required to maintain minimum noninterest bearing target balances at our correspondent banks.  At December 31, 2009, we maintained $10.004 million or 1.1% of total assets in these categories of nonearning assets.  This compares to $8.467 million or 0.9% of total assets at December 31, 2008.

Premises and Equipment.  The net book value of premises and equipment decreased $478 thousand or 7.4%, from $6.482 million at December 31, 2008 to $6.004 million at December 31, 2009.  During 2009 we did not purchase, dispose or sell any Company or Bank premises.  The decrease in premises and equipment between December 31, 2008 and December 31, 2009 was due principally to an increase in the accumulated depreciation on the Company’s equipment.

Bank-Owned Life Insurance.  The cash surrender value of bank-owned life insurance at December 31, 2009 was $16.994 million, as compared to $16.402 million at December 31, 2008, a $592 thousand or 3.6% increase.  Throughout 2009, the Bank held policies on 15 former and current members of the Bank’s senior management.  The cash surrender value on each policy was increased throughout the year at the net crediting rate applied by the various insurance carriers.  The policies’ were issued by five life insurance companies who all carry strong financial strength ratings.  The net crediting rates applied on each policy were determined by each insurance carrier based on the performance of their general account.

Goodwill and Other Intangible Assets.  Goodwill was unchanged between December 31, 2008 and December 31, 2009.  During 2009 we did not acquire any new businesses, nor did we incur any impairment on previous acquisitions.  Goodwill totaled $4.619 million at December 31, 2009 and 2008.

The Company has only one reporting unit.  Annually we test the Company’s goodwill for impairment.  Based on our testing, no impairment was warranted during 2009.  Should our common stock value trade consistently below our book value, or other triggering event, we would re-evaluate the amount of goodwill through an impairment test.  If impairment is warranted, the amount would be recorded through the income statement as a reduction to current period earnings.

39-K

Index

During 2008 other intangible assets decreased $99 thousand, from $107 thousand at December 31, 2008 to $8 thousand at December 31, 2009.  The decrease was due to the amortization of core the deposit intangible asset recorded in prior period bank branch acquisitions.

Pension Asset.  At December 31, 2009, our pension plan assets exceeded our pension plan liabilities by $1.247 million resulting in the recording of a pension asset.  By comparison at December 31, 2008, our pension plan liabilities exceeded our pension plan assets by $869 thousand, resulting in a plan liability.  The swing between a pension liability at December 31, 2008 and pension asset at December 31, 2009 was due to several factors.  During 2009, the assets held by our pension plan generated strong investment returns.  In addition during the fourth quarters of 2009 and 2008, we contributed $1.000 million and $2.000 million, respectively, toward the plan.  The increase in the plan’s assets due to these factors was offset, in part, by an increase in the plan participant liability.  See Note 11 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on the Company’s defined benefit pension plan.

Other Assets.  Other assets are principally comprised of OREO, interest receivable,  prepaid taxes, prepaid insurance, prepaid FDIC insurance premiums, computer software, net deferred tax assets, deferred taxes on investment securities, deferred taxes on the pension plan, other assets, returned/rejected check items, other prepaid items, other intangible assets and other accounts receivable.  Other assets increased $6.191 million or 72.9%, from $8.489 million at December 31, 2008 to $14.680 million at December 31, 2009.  The substantial increase in other asset between the periods was due in large part to our FDIC prepaid deposit insurance assessment.  In the fourth quarter of 2009, the FDIC adopted a final rule to assess and collect from its member institutions a special prepaid deposit insurance assessment to replenish its Deposit Insurance Fund.  The special prepaid assessment was collected from member institutions in December 2009 and included estimated quarterly FDIC insurance premiums for the fourth quarter of 2009 and for all quarterly periods in 2010, 2011 and 2012.  The Bank’s prepaid deposit insurance assessment totaled $6.248 million at December 31, 2009 and will be amortized quarterly during 2010, 2011 and 2012 until it is fully exhausted.

Composition of Liabilities
Deposits.  Deposits are our primary funding source.  At December 31, 2009 and December 31, 2008 deposits represented approximately 90% of our total liabilities.  Total deposits at December 31, 2009 were $753.740 million.  This compares to $765.873 million at December 31, 2008, a $12.133 million or 1.6% decrease.  During 2009, we tempered our asset growth plan and actively deleveraged the Company.  This entailed targeting strategic reductions in certain categories of deposit liabilities, as well as selected asset categories.  The deleveraging plan was executed in an effort to mitigate risk, increase net income and boost our capital position in light of challenging economic conditions.  The execution of the plan included significant interest rate reductions in all of our deposit liability categories, including, savings accounts, NOW accounts, money market deposits and certificates of deposit.  There is an inherent lag between our deposit pricing actions and the flow of customer deposits.  For this reason and our 2008 growth strategy, our average outstanding deposit balances increased from $714.015 million in 2008 to $779.430 million in 2009.  Conversely, due to the implementation of our deleveraging strategy our 2009 year end deposit liability balances dropped below 2008 year-end deposit liability balances.

During 2009 the composition of our deposit liabilities changed significantly.  In particular, our interest-bearing nonmaturity deposit balances increased $35.750 million or 10.8% between December 31, 2008 and December 31, 2009, while our certificate of deposit portfolio (including certificates over and under $100 thousand) decreased $50.755 million or 14.9% over the same period.  We decreased the interest rates paid on our short-term certificates of deposit and maintained relatively competitive interest rates on our money market and NOW accounts during 2009.  Our depositors reacted by increasing their NOW and money market deposit account balances, and to a lesser extent, savings accounts, while reducing the funds invested in certificates of deposit, particularly those with maturities of one year or less.

40-K

Index

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2009.

Time Accounts Maturity Table:

	Maturity as of December 31, 2009
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(in thousands)
Certificates of Deposit of $100,000 or more	$46,833	$15,417	$16,757	$46,411	$125,418
Certificates of Deposit less than $100,000	16,326	17,571	35,181	96,200	165,278
Total of time accounts	$63,159	$32,988	$51,938	$142,611	$290,696

Borrowings and Other Contractual Obligations.  Total borrowed funds consist of short-term and long-term borrowings.  Short-term borrowings consist primarily of securities sold under agreements to repurchase with our customers and other third parties.  Long-term borrowings consist of monies we borrowed from the FHLBNY for various asset funding requirements and wholesale funding strategies.  Total borrowed funds were $73.277 million or 8.8% of total liabilities at December 31, 2009, as compared to $81.398 million or 9.5% of total liabilities at December 31, 2008, an $8.121 million or 10.0% decrease between the periods.

Short-term borrowings decreased from $21.428 million at December 31, 2008 to $12.650 million at December 31, 2009, a $8.778 million or 41.0% decrease.  The decrease was principally due to a decrease in customer repurchase agreement balances.

Long-term borrowings increased $657 thousand between December 31, 2008 and December 31, 2009.  During 2009 we secured $5.000 million of new long-term advances at the FHLBNY, principally to fund the origination of new fixed-rate residential mortgage loans.  This increase was offset by the repayment of $4.343 million in amortizing FHLBNY advances originated during the current and prior periods.  See Note 10 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on our borrowed funds.

In connection with our financing and operating activities, we have entered into certain contractual obligations.  At December 31, 2009, our future minimum cash payments, excluding interest, associated with these contractual obligations, which include borrowed funds and operating leases, were as follows:

Contractual Obligations:

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Long-term debt obligations	$4,939	$4,664	$26,642	$7,548	$3,733	$13,101	$60,627
Operating lease obligations	353	337	306	158	109	887	2,150
Capital lease obligations	124	96	67	24	1	-	312
Total contractual obligations	$5,416	$5,097	$27,015	$7,730	$3,843	$13,988	$63,089

D.  Results of Operations

i. Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary.  We recorded net income and earnings per share of $7.401 million and $0.70, respectively, for 2009.  This compares to $5.816 million in net income and $0.55 in earnings per share in 2008.  The $1.585 million or 27.3% increase in net income and $0.15 increase in earnings per share between comparable periods were due to several factors.  We recorded significant increases in both net interest income and noninterest income in 2009, as compared to 2008.  The increase in net interest income totaling $5.902 million or 22.3% was due, in large part, to a significant increase in average loans outstanding (our highest yield earning asset) and a significant decrease in the cost of interest-bearing liabilities.  In addition, due primarily to the low interest rate environment that prevailed in 2009, we sold or had called $120.286 million of our available-for-sale investment securities and recorded $3.676 million in gains on the sale of these securities. This compares to sales or calls on available-for-sale securities totaling $32.632 million during 2008 and $510 thousand in gains.

41-K

Index

The improvements in net interest income and noninterest income were offset, in part, by significant increases in the provision for loan losses, noninterest expense and income taxes.  The increase in the provision for loan losses was due to the general deterioration in most of our loan quality metrics between comparable years, and the need to replenish the allowance for loan losses for charge-offs recorded as determined by our allowance model.  The increase in noninterest expense between comparable years was largely attributable to significant increases in the FDIC premium assessment, employee benefits expense, and to a lesser extent, salaries, computer service fees and loan collection expense.

Our return on average assets and return on average equity were 0.79% and 10.63%, respectively, for 2009, as compared to 0.67% and 8.35%, respectively, during 2008.  Our dividend payout ratio was 39% during 2009.  We declared and paid dividends totaling $0.275 per share during 2009 on earnings per share of $0.70.  Due to the need to preserve the Company’s capital resources, particularly in these uncertain economic times, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share for the last three quarters of 2009.  This compares to a $0.095 dividend per share in the first quarter of 2009 and all four quarters of 2008, a $0.035 decrease in the quarterly dividend.

Net Interest Income.  Net interest income is our most significant source of revenue.  Net interest income is comprised of the interest and dividend income generated on our earning assets, including, but not limited to, loans and investment securities, less interest expense on our interest bearing liabilities, including, customer deposits and borrowings.  During 2009, net interest income comprised 77% of our total revenues (net interest income plus noninterest income).  The remaining 23% was due to noninterest income.  This compares to 81% and 19%, respectively, for 2008.  The decrease in net interest income to total revenues between 2008 and 2009 was largely due to the significant increase in net gains recorded on the sale, maturity and call of the available-for-sale investment securities portfolio between periods.

The following Asset and Yield Summary Table, and Rate and Volume Table and the associated narrative provide detailed net interest income information and analysis that are important to understanding our results of operations.

The following table summarizes the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense and rate paid on average interest bearing liabilities.  The average balances presented are calculated using daily totals and averaging them for the period indicated.

42-K

Index

Asset and Yield Summary Table:

	For the Years Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
	(in thousands)
Earning Assets:
Federal funds sold	$821	$-	0.00%	$16,399	$391	2.38%
Interest- bearing deposits	27,409	63	0.23%	6,977	193	2.77%
Securities ¹	269,959	11,221	4.16%	296,988	13,002	4.38%
Loans ²	598,359	35,554	5.94%	499,163	32,806	6.57%
Total earning assets	896,548	46,838	5.22%	819,527	46,392	5.66%

Nonearning assets	35,936			43,050
Total assets	$932,484			$862,577

Liabilities:
Savings accounts	$70,901	$205	0.29%	$69,557	$291	0.42%
Money market accounts	195,613	1,845	0.94%	135,770	2,802	2.06%
NOW accounts	114,106	831	0.73%	87,680	1,021	1.16%
Time & other deposit accounts	327,932	8,924	2.72%	347,238	13,126	3.78%
Borrowings	74,346	2,697	3.63%	71,557	2,718	3.80%
Total interest-bearing liabilities	782,898	14,502	1.85%	711,802	19,958	2.80%

Noninterest bearing deposits	70,878			73,770
Other noninterest bearing liabilities	9,103			7,330
Total liabilities	862,879			792,902

Shareholders' equity	69,605			69,675

Total liabilities and shareholders' equity	$932,484			$862,577

Net interest income		$32,336			$26,434
Net interest rate spread ³			3.37%			2.86%
Net earning assets	$113,650			$107,725

Net interest margin 4			3.61%			3.23%

Net interest margin (tax-equivalent)			3.77%			3.46%

Ratio of earning assets to interest-bearing liabilities	114.52%			115.13%

¹
Securities include trading, available-for-sale, held-to-maturity and other investments.  They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

²	Average loans include loans held for sale, net deferred loan fees and costs, nonaccrual loans and excludes the allowance for loan losses.
³	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
⁴	The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

43-K

Index

The level of our net interest income is dependent on several factors including, but not limited to:  our ability to attract and retain deposits, our ability to generate and retain loans, regional and local economic conditions, regional competition, capital market conditions, the national interest rate environment, as well as our tolerance for risk.  Throughout 2009 and 2008, our net interest income was affected by all of these factors.

We recorded $32.336 million in net interest income during 2009, versus $26.434 million during 2008, a $5.902 million or 22.3% increase.  Similarly, tax-equivalent net interest margin increased from 3.46% in 2008 to 3.77% in 2009. The increase in net interest income and tax-equivalent net interest margin between comparable years was due to a significant increase in our average outstanding earning asset balances, particularly loans, and a significant decrease in funding costs.  During 2009 we recorded $46.838 million in interest income versus $46.392 million in 2008, a $446 thousand or 1.0% increase in spite of significant decreases in the yield on all categories of earning assets.  Interest expense, by comparison, decreased $5.456 million or 27.3%, from $19.958 million in 2008 to $14.502 million in 2009.

During 2009, average outstanding earning assets increased $77.021 million or 9.4%, from $819.527 million in 2008 to $896.548 million in 2009, while the average yield on our earning assets decreased 44 basis points between comparable periods, from 5.66% in 2008 to 5.22% in 2009.  During 2008, we embarked on a market expansion and asset growth strategy.  The strategy included the hiring of several lending professionals and establishment of branch offices in Greater Syracuse and Capital District markets of central and upstate New York.  Although we curbed our growth strategy during the first half of 2009, average earning assets increased between comparable years due to the inherent lag in implementing these strategies.  Between September 2007 and December 2008, the Federal Open Market Committee lowered the target federal funds interest rate by 500 basis points, from 5.25% to 0.25%, due to a rapidly slowing national economy.  This, in turn, caused a decrease in the national prime lending rate, an interest rate to which a significant portion of our loan portfolio is indexed.  These actions, along with decreases in other short-term interest rates, reduced the yield on all categories of our earning assets between comparable years, including federal funds sold, interest bearing deposits (at other banks), investment securities and loans.  Our strategy to grow the earning assets, with a special emphasis on loans, our highest yielding portfolio, counteracted the precipitous drop in earning asset yields between comparable years.

We recorded $35.554 million of interest income on loans during 2009, as compared to $32.806 million in 2008, a $2.748 million or 8.4% increase despite a 63 basis point decrease in yield between the periods.  The average outstanding balance of our loan portfolio was $598.359 million in 2009, as compared to $499.163 million in 2008, a $99.196 million or 19.9% increase, while loan yields decreased from 6.57% in 2008 to 5.94% in 2009.  During 2008, we hired several experienced commercial lenders to staff our Cicero, New York office and continued to originate new loans in our core markets and the Capital District.  These actions resulted in an increase in the average outstanding balance of loans in each successive quarter of 2008 and the first two quarters of 2009, in spite of our decision to curb our growth strategy during 2009.  The persistence of very low market interest rates throughout 2009 resulted in a drop in the average yield on loans.

We recorded $11.221 million in interest income on our investment securities portfolio during 2009.  By comparison, we recorded $13.002 million in interest income on our investment securities portfolio during 2008.  The decrease in interest income on the investment securities portfolio totaling $1.781 million or 13.7% was due primarily to decreases in both investment securities market yields and the average outstanding balance in our investment securities portfolio.  The average yield on the investment securities portfolio decreased from 4.38% in 2008 to 4.16% in 2009, while the average outstanding balance of the portfolio decreased from $296.988 million in 2008 to $269.959 million in 2009.  During 2009, we experienced significant turnover in our investment securities portfolio due to sales, maturities or calls and increased the average outstanding balances of the loan portfolio.  These factors drove down the average outstanding balance of the investment securities portfolio.  In addition, the proceeds from these activities were reinvested into new investment securities at lower effective yields.

On a combined basis, we recorded $63 thousand in interest income on federal funds sold and interest-bearing deposits (at other banks) during 2009.  This compares to $584 thousand in interest income during 2008.  The decrease in interest income on federal funds sold and interest-bearing deposits (at other banks) between comparable years was principally due to a precipitous drop in market interest rates between 2008 and 2009.

Between 2008 and 2009, the rate on all categories of interest bearing liabilities decreased.  The weighted average rate on all interest bearing liabilities totaled 2.80% in 2008, as compared to 1.85% in 2009.  Similarly, total interest expense decreased $5.456 million between comparable years in spite of a $71.096 million or 10.0% increase in average outstanding interest bearing liabilities.  We recorded $14.502 million in total interest expense during 2009, as compared to $19.958 million in 2008.  The significant decrease in market interest rates between comparable years allowed us to reduce the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.

44-K

Index

During 2009, we recorded $1.845 million of interest expense on our money market deposit accounts at an average rate of 0.94%.  By comparison, during 2008 we recorded $2.802 million of interest expense at an average rate of 2.06%.  The 112 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  The average outstanding balance of money market accounts increased from $135.770 million in 2008 to $195.613 million in 2009.  We attribute this increase to our depositors’ willingness to hold investable funds in readily available money market accounts and their corresponding reluctance to invest funds into certificates of deposit during a time when market interest rates for short-term time deposits were at historical lows.

Similarly, the interest expense recorded on time and other deposit accounts decreased $4.202 million between comparable years.  During 2009 the average rate paid on time and other deposit accounts was 2.72%, versus 3.78% in 2008, a 106 basis point decrease. As market rates for certificates of deposit remained very low during 2009 our maturing certificates of deposit were renewed or replaced by new certificates at lower rates of interest.  The average outstanding balance of time and other deposits decreased from $347.238 million in 2008 to $327.932 million in 2009 because certificate of deposit yields were low, which, we believe, caused our depositors to invest their funds into NOW and money market accounts that could be accessed quickly without penalty.

Between 2008 and 2009, the average outstanding balance of NOW accounts increased $26.426 million or 30.1%, but the average interest rate paid decreased 43 basis points, from 1.16% during 2008 to 0.73% during 2009.  As a result of these changes, interest expense on NOW accounts decreased from $1.021 million in 2008 to $831 thousand in 2009, a $190 thousand or 18.6% decrease between comparable years.  During 2009, our municipal depositors increased the level of their operating account balances held in NOW accounts due to significant reductions in short-term certificate of deposit rates.  The effective yield on municipal NOW accounts exceeded the effective yield on certificates of deposits with maturities of one year or less throughout most of 2009.

Between comparable years, the average rate paid on savings accounts decreased from 0.42% in 2008 to 0.29% in 2009.  Although the interest rate offered on savings accounts were at historical lows throughout 2009, the average outstanding balance in savings accounts increased slightly from $69.557 million during 2008 to $70.901 million during 2009, a $1.344 million or 1.9% increase.  Interest expense on savings accounts decreased from $291 thousand in 2008 to $205 thousand in 2009.  We attribute the slight increase in average outstanding savings account deposits between 2008 and 2009 to our depositors’ reluctance to invest their funds in short-term certificates of deposit at historically low rates of interest.

Interest expense on borrowings decreased slightly from $2.718 million during 2008 to $2.697 million during 2009, a $21 thousand or 0.8% decrease.  Although average total borrowings outstanding increased between periods, the average rate paid on borrowings decreased from 3.80% in 2008 to 3.63% in 2009 due to a precipitous decrease in the interest rates paid on repurchase agreements with our customers.

Rate and Volume Analysis.  The following table presents changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amount of change.  The table has not been adjusted for tax-exempt interest.

45-K

Index

Rate and Volume Table:

	Year Ended December 31,
	2009 vs. 2008
	Rate	Volume	Total
	(in thousands)
Earning assets:
Federal funds sold	$(197)	$(194)	$(391)
Interest-bearing deposits	(302)	172	(130)
Securities	(636)	(1,145)	(1,781)
Loans	(3,350)	6,098	2,748
Total earning assets	(4,485)	4,931	446

Interest bearing liabilities:
Savings accounts	(91)	5	(86)
Money market accounts	(1,900)	943	(957)
NOW accounts	(443)	253	(190)
Time & other deposit accounts	(3,410)	(792)	(4,202)
Borrowings	(124)	103	(21)
Total interest bearing liabilities	(5,968)	512	(5,456)

Change in net interest income	$1,483	$4,419	$5,902

The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income increased $5.902 million between 2008 and 2009.  Between the periods we recorded a $446 thousand increase in interest income and a $5.456 million decrease in interest expense.  The increase in interest income between comparable periods was driven by a significant increase in the average loan balances outstanding.  The decrease in interest expense was driven by a reduction in the average interest paid on all categories of interest-bearing liabilities, offset, in part, by an increase in the average volume of money market accounts, NOW accounts and borrowings, and to a much lesser extent, savings.

Between September 2007 and December 2008, the Federal Open Market Committee lowered the federal funds target rate by 500 basis points due to a weakening national economy.  The precipitous drop in the federal funds rate and other market interest rates caused a significant reduction in both our interest-earning asset yields and interest-bearing liability costs.  Conversely, the strategy adopted in 2008 to increase the Company’s earning assets contributed to increases in both interest income and interest expense due to volume factors.  More specifically, net interest income increased $4.419 million between the years due to volume factors, as compared to $1.483 million due to rate factors.  Between 2008 and 2009, the volume of earning assets (on a net basis) increased $77.021 million, including a $99.196 million increase in average loans outstanding between the periods.

Throughout 2007, 2008 and the first quarter of 2009, we focused our personnel and marketing resources on increasing the outstanding balances in our loan portfolio with the goal of increasing interest income.  Due to these efforts, we steadily increased the average outstanding balances in our loan portfolio. Although we curbed the rate of asset growth during the last three quarters of 2009, on a comparable period basis, average outstanding loan balances increased from $499.163 million in 2008 to $598.359 million in 2009.  The growth in the average outstanding loan balances contributed $6.098 million of additional interest income between comparable years.  This improvement, however, was offset by a $3.350 million decrease in interest income due to a decrease in the average yield on loans between comparable years as market interest rates dropped.  Due to these two factors, the interest income recorded on loans increased $2.748 million between comparable years.

We recorded only $63 thousand in interest income on federal funds sold and interest bearing deposits (at other banks) during 2009.  During the fourth quarter of 2008, the Federal Reserve Bank of New York changed its long standing policy of not paying interest on required and excess reserves held by member institutions to paying interest on required and excess reserves.  Given the comparable Federal Reserve deposit interest rate and the open market rates for federal funds sold during 2009, we invested the large majority of our overnight excess reserve balances at the Federal Reserve Bank of New York.  Due to these factors, the combined interest income on federal funds sold and interest bearing deposits decreased $521 thousand, $499 thousand attributable to rate and $22 thousand attributable to volume.

46-K

Index

The interest income recorded on the investment securities portfolio decreased $1.781 million between 2008 and 2009 due to both rate and volume factors.  During the last three quarters of 2008 and the first two quarters of 2009, we significantly increased the average volume of loans outstanding.  To help fund this growth in loans outstanding and take advantage of an increase in the value of our available-for-sale investment securities portfolio, we reduced our average investment securities balances outstanding by $27.029 million between comparable years.  Similarly, due to a declining interest rate environment and the high level of turnover within the investment securities portfolio during 2009, the yield on our investment securities portfolio decreased from 4.38% in 2008 to 4.16% 2009.  Between comparable years, the interest income earned on investment securities decreased $1.145 million due to volume and $636 thousand due to rate factors.

We recorded $8.924 million in interest expense on time and other deposit accounts during 2009, as compared to $13.126 million in 2008.  We offered lower rates of interest on new and renewed certificates as interest rates dropped between the later part of 2007 and December 31, 2009.  As interest rates dropped, many of our customers opted to deposit their funds in nonmaturity deposit accounts, primarily money market deposit accounts.  The decrease in interest rates and the corresponding decline in time and other deposit account balances drove down interest expense $4.202 million or 32.0% between comparable periods, $3.410 million due to rate and $792 thousand due to volume.

Interest expense on money market deposit accounts decreased $957 thousand between 2008 and 2009.  As short-term interest rates decreased between comparable periods, we lowered the interest rate paid on money market deposit accounts causing a $1.900 million decrease in interest expense due to rate factors.  Between comparable periods, however, we increased the average volume of money market accounts outstanding due to an increase in municipal deposits and our Wealth Management accounts.  This increased interest expense on this deposit liability portfolio $943 thousand between comparable years due to volume factors.

As interest rates dropped over the last several quarters we decreased the interest rates paid on statement savings and passbook savings accounts, resulting in a $91 thousand decrease in interest expense between 2008 and 2009.  This was offset, in part, by an increase in interest expense on savings accounts due to an increase in average outstanding balances totaling $5 thousand.

The average rate paid on NOW accounts decreased from 1.16% in 2008 to 0.73% in 2009.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $87.680 million in 2008 to $114.106 million in 2009 due principally to an increase in municipal deposit accounts.  Between comparable periods, interest expense on NOW accounts decreased $190 thousand.  The increase in the volume of NOW accounts increased interest expense $253 thousand between comparable periods, but was offset by a $443 thousand decrease in interest expense due to a decrease in rate.

In the second half of 2008, we secured long-term borrowings to fund our long-term fixed-rate residential mortgage and commercial real estate loans.  The interest rates on these new long-term borrowings were generally less than the interest rates on maturing long-term borrowings. In addition, due to lower market interest rates between 2008 and 2009, we decreased the average rate paid on our customer repurchase agreements.  These actions caused a drop in our average cost of borrowings from 3.80% in 2008 to 3.63% in 2009. An increase in the average volume of borrowings increased interest expense by $103 thousand, while the decrease in the average rate paid on borrowings decreased interest expense by $124 thousand, resulting in a $21 thousand net decrease in interest expense on borrowings.

Provision for Loan Losses.  We recorded $3.570 million in the provision for loan losses during 2009.  This compares to $1.530 million during 2008, a $2.040 million increase.  During 2009, we experienced a significant decline in most of our loan quality metrics, nonperforming loans, delinquent loans, impaired loans and potential problem loans.  This trend, coupled with deteriorating economic conditions and a significant increase in net charge-offs during 2009, resulted in a substantial increase in the provision for loan losses.  We recorded $2.512 million in net charge-offs during 2009 versus $943 thousand in net charge-offs in 2008, a $1.569 million increase.  Net charge-offs to average loans outstanding totaled 0.42% in 2009, as compared to 0.19% in 2008, a 23 basis point increase.  Loans 30 to 89 days delinquent increased from $6.095 million or 1.04% of total loans outstanding at December 31, 2008 to $8.469 million or 1.44% of total loans outstanding at December 31, 2009.  Nonperforming loans totaled $12.880 million or 2.19% of total loans outstanding at December 31, 2009, as compared to $7.211 million or 1.24% of total loans outstanding at December 31, 2008.  This represents a $5.669 million increase in nonperforming loans and a 95 basis point increase in nonperforming loans to total loans outstanding between the periods.  Although total impaired loans increased from $8.620 million at December 31, 2008 to $12.957 million at December 31, 2009, the allowance for impaired loans decreased from $1.160 million at December 31, 2008 to $721 thousand at December 31, 2009.  Lastly, potential problem loans increased from $16.099 million or 2.76% of loans outstanding at December 31, 2008 to $24.866 million or 4.23% of loans outstanding at December 31, 2009.

47-K

Index

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, net investment securities gains (losses), net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  In addition, during the first two quarters of 2008 we held a majority ownership interest in an insurance agency subsidiary.  During that period we recorded commission income on the policies sold through the agency, as well as a gain on the sale of the agency in the second quarter of 2008.

We recorded $9.334 million in noninterest income during 2009, versus $6.309 million in 2008, a $3.025 million or 47.9% increase between comparable years.  The largest contributing factor toward the increase in noninterest income was a substantial increase in net investment securities gains between comparable periods, and to a lesser extent, increases in service charges on deposit accounts, the net gain on sale of loans and other service fees.  We recorded $3.850 million in net investment securities gains during 2009, as compared to $82 thousand in 2008.  Service charges on deposit accounts, net gain on sale of loans and other service fees increased $143 thousand, $125 thousand and $39 thousand, respectively, between 2008 and 2009.  The improvements in these items were offset, in part, by a $133 thousand decrease in trust fees, a $25 thousand decrease in income on bank-owned life insurance and a $18 thousand decrease in other income.  In addition, during 2008 we recorded $246 thousand in commission income in our former insurance agency subsidiary and a $628 thousand gain on the sale of our ownership interest in the agency.  There were no revenues earned on this activity in 2009.

In 2009, we recorded $3.676 million of net gains on $120.286 million of sales and calls of our available-for-sale investment securities.  This compares to $510 thousand in net gains recorded during 2008 on the sales and calls totaling $32.632 million.  As interest rates remained near historical lows during 2009, we captured gains by selling selected available-for-sale investment securities.  In addition, we recorded $174 thousand of net investment securities gains on our trading portfolio in 2009.  This compares to $428 thousand in net investment securities losses on the trading portfolio during 2008.  Our trading securities portfolio consists of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan.  Gains recorded on trading securities are offset by equal amounts of salaries expense.  Similarly, losses recorded on trading securities are offset by equal amounts of decreases in salaries expense.  The executive deferred compensation plan is not a funded plan.

During 2009 we recorded a net gain on the sale of loans totaling $383 thousand.  This compares to $258 thousand in 2008, a $125 thousand or 48.4% increase between the comparable periods.  The premiums we earn on residential mortgage loans originated by Provantage and sold into the secondary residential mortgage market increased substantially between comparable years.  Residential mortgage interest rates dropped precipitously between 2008 and 2009, spurring a moderate wave of refinancing activity in our markets.  In addition, to mitigate our interest rate risk exposure, we increased the proportion of residential mortgage loan originations sold into the secondary market between comparable periods.

We recorded $2.291 million in service charges on deposit accounts during 2009, versus $2.148 million during 2008.  The $143 thousand or 6.7% increase in service charges on deposit accounts was due principally to fee increases on business checking accounts implemented by management in 2008 and an increase in ATM fees between the periods.

During 2009 we earned $1.514 million in trust fees.  This compares to $1.647 million during 2008, a $133 thousand or 8.1% decrease.  The decrease in trust fees between comparable periods was due largely to a decline in estate settlement fees between the periods.  During 2008, we recorded $182 thousand in estate settlement fees, as compared to $34 thousand in estate settlement fees in 2009, a $148 thousand or 81.3% decrease between the comparable periods.

During 2009 we recorded a $592 thousand increase in the cash surrender value of bank-owned life insurance.  This compares to a $617 thousand increase during 2008, a $25 thousand or 4.1% decrease between comparable periods.  Due to general declines in the financial markets and the related decrease in crediting rates on the cash surrender value of our bank-owned life insurance policies, we experienced a moderate drop in our income on our life insurance policies between 2008 and 2009.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, official check and check cashing fees, travelers’ check sales, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees, and other miscellaneous service charges and fees.  Other service fees increased $39 thousand or 17.5% between 2008 and 2009 due principally to an increase in letter of credit fees between comparable years.

48-K

Index

Other income is comprised of numerous types of fee income, including investment services income, rental income, safe deposit box income, check printing fee income, title insurance agency income and profit sharing distributions from a life and disability credit insurance trust in which we hold an ownership interest.  Other income decreased from $460 thousand in 2008 to $442 thousand in 2009, an $18 thousand or 3.9% decrease.  Several small positive and negative variances on these items contributed to the net decrease in other income, the most significant of which was a $32 thousand decrease in the profit share distributions from the credit insurance trusts in which we hold a small ownership interest.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessments, loan collection expense and other miscellaneous expenses.  Total noninterest expense increased $4.386 million or 18.5% on a comparable period basis, from $23.724 million in 2008 to $28.110 million in 2009.  The substantial increase in total noninterest expense between comparable periods was due to several factors, including significant increases in our FDIC premium assessment, salaries expense, employee benefits expense, loan collection expense, computer service fees, and to a lesser extent, occupancy expense and professional fees.

During 2009, we recorded $12.040 million in salaries expense, versus $11.281 million in 2008, a $759 thousand or 6.7% increase between the periods.  Between comparable periods, we recorded a $636 thousand net increase on our executive deferred compensation plan due to increases in plan asset values carried in our trading account.  During 2009, we recorded a $219 thousand increase in salaries expense due to an increase in the value of our executive deferred compensation plan assets, as compared to a net reduction in expense totaling $417 thousand during 2008 due to a decrease in the value of our executive deferred compensation plan assets.  The remainder of the increase in salaries expense was principally due to employee wage increases between the annual periods.

We recorded $3.624 million in employee benefits expense during 2009, versus $2.449 million during 2008, a $1.175 million or 48.0% increase between the periods.  The increase in employee benefits expense between the comparable years was largely due a significant increase in pension expense and other benefits.  During 2009, we recorded a $470 thousand pension expense, as compared to a $393 thousand net pension benefit during 2008.  The Company’s defined benefit plan pension assets performed well for several years preceding 2008.  Due to significant declines in the equity markets, however, the pension assets lost substantial value by the end of 2008, causing us to record a net expense in 2009 despite freezing plan benefits in 2006.  In addition, during the third quarter of 2009, we executed a cash buy-out of a split-dollar life insurance benefit program with 10 senior managers of the Bank under agreements originally established in the late 1990’s.  We recorded $312 thousand in other benefits during the third quarter of 2009 in connection with the termination of these benefits.  No similar transactions were recorded during 2008.  Finally, F.I.C.A. expense and group health insurance increased $42 thousand and $26 thousand, respectively, between the periods.  These increases were partially offset by a $30 thousand decrease in our group life insurance costs between the periods.

We recorded $2.080 million in FDIC premium assessment expense during 2009, as compared to $99 thousand in 2008.  The increase in the FDIC premium assessment was due to several factors.  In the fourth quarter of 2008 we exhausted our FDIC insurance premium credit, which was initially provided in 2007, and began to incur premium expense to recapitalize the Deposit Insurance Fund.  During the second quarter of 2009, the FDIC levied a special assessment upon its member banks to restore the Deposit Insurance Fund to required capitalization levels.  We recorded $437 thousand of FDIC premium expense due to this special assessment.  In December 2009, the FDIC assessed and collected a special prepaid assessment from its member institutions, which included estimated quarterly premiums for the fourth quarter of 2009 and for all quarterly periods in 2010, 2011 and 2012.  The Bank’s prepaid assessment amount was $6.687 million.  We recorded an immediate charge (expense) against this amount on December 31, 2009 to recognize the fourth quarter 2009 premium assessment.  And finally, between comparable years the average outstanding balance of our insurable deposits increased substantially in connection with the Bank’s growth strategy.  Due to the weakened state of the banking industry, current and anticipated Deposit Insurance Fund capitalization levels and other factors, we anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively.  In addition, the FDIC has announced it will increase member premiums by 3 basis points for 2011 and 2012.

Loan collection expense includes the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During 2009, we incurred and paid past due taxes and lapsed insurance premiums for several large or delinquent borrowers and incurred $694 thousand in expense related to these payments.  By comparison, we incurred $188 thousand in similar expenses during 2008.  The increase between periods was due to the general decline in the credit quality of our loan portfolio during 2009 and the related inability of our borrowers to meet their tax and insurance obligations.

Computer service fees increased $259 thousand or 17.9% between comparable years, from $1.447 million in 2008 to $1.706 million 2009.  During 2008, we transferred our core computer system from our main office location in Oneonta, New York to a service bureau environment in Albany, New York to reduce operating risk, enhance our business continuity plan and minimize disruption of customer service.  Due to the change in our core operating system environment, we incurred $348 thousand of additional vendor-related expenses between 2008 and 2009.  This increase was partially offset by an $89 thousand net decrease in other computer related service fees.

49-K

Index

During 2009, we incurred $528 thousand of advertising and marketing expenses.  This compares to $656 thousand in 2008, a $128 thousand or 19.5% decrease.  During 2008, we incurred significant advertising expenses to launch our entry into the Greater Syracuse and Capital District, New York markets.  These efforts were substantially curtailed during 2009.

We recorded $940 thousand in professional fees during 2009, versus $871 thousand in professional fees during 2008, a $69 thousand or 7.9% increase between comparable periods.  We incurred a significant increase in legal and other professional fees between comparable periods, a significant portion of which was to register 3,457,960 million shares of the Company’s common stock, $.01 par value, with the SEC in connection with our Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan.  In addition, during 2009, we incurred additional professional fees for certain contracted internal audits in connection with the Company’s internal audit plan.

On a combined basis, occupancy expense of Company premises and furniture and equipment expense decreased $49 thousand or 1.6%, from $3.090 million in 2008 to $3.041 million in 2009.  During 2009, we did not embark on any major market expansion plans requiring the acquisition of new equipment due to modification of our strategic plan to curb growth.  As a result, equipment related maintenance and repair costs decreased approximately $57 thousand between comparable years.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, minority interest expense, stock exchange listing fees, gain or loss on the disposal of assets, other real estate losses and several other miscellaneous expenses.  During 2009 other miscellaneous expenses decreased $186 thousand or 5.1%, from $3.643 million in 2008 to $3.457 million in 2009.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

Table of Other Miscellaneous Expenses:

	Year
Description of other miscellaneous expense	2009	2008	Increase / (Decrease)
	(in thousands)
Fidelity insurance	$72	$109	$(37)
OCC assessment	212	189	23
Correspondent bank services	188	152	36
Miscellaneous loan servicing expenses	231	152	79
Dues and memberships	76	123	(47)
Office supplies	389	332	57
Postage and shipping	368	328	40
Travel and entertainment	191	264	(73)
Amortization of software	205	249	(44)
Other losses	37	136	(99)
Minority interest expense	-	34	(34)
Other real estate owned expenses	48	1	47
Impairment / sale of fixed assets and other real estate	153	283	(130)
All other miscellaneous expense items, net	1,287	1,291	(4)
Total Other Miscellaneous Expense	$3,457	$3,643	$(186)

By comparison, during 2008 we recorded $283 thousand in losses on the impairment and sale of fixed assets, most of which was due to the abandonment of a plan to build a branch office.  Specifically, we abandoned the development of a branch office in Dewitt, New York (Onondaga County) and recorded a $178 thousand expense for site planning, architectural design, and engineering studies in 2008.  The remaining losses totaling $105 thousand were due to losses incurred on the sale of OREO.  During 2009 we incurred $153 thousand in net losses on the impairment and sale of fixed assets and OREO, $134 thousand, of which, was attributable to an additional write-down on this same site due to a decrease in the appraised value of the property.  We expect to incur significant increases in our OREO related expenses during 2010 due to increased foreclosures and similar proceedings in connection with commercial real estate loans.

50-K

Index

Income Taxes.  Income tax expense increased from $1.673 million during 2008 to $2.589 million during 2009.  The increase in income tax expense was primarily due to a significant increase in income before tax between comparable periods.  The effective tax rate increased between periods increased, from 22.3% in 2008 to 25.9% in 2009.  A smaller proportion of our income was derived from tax-exempt sources such as municipal bonds and notes and bank-owned life insurance during 2009 than in 2008 resulting in an increase in our effective tax rate between comparable periods.  In both periods, our effective tax rate was below statutory tax rates because a significant portion of our pre-tax income was generated from nontaxable revenues including interest income on state and municipal investment securities and increases in the cash surrender value of bank-owned life insurance.  In addition, 60% of the dividends paid by our real estate investment trust subsidiary to its shareholders are deductible for New York State tax purposes.  This decreases our New York State effective tax rate to the alternative minimum tax rate of 3%, as compared to the New York State statutory Bank tax rate of 7.1%.

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the ALCO and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, at December 31, 2009 the Bank maintained adequate levels of liquidity.

51-K

Index

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	At December 31,
	2009	2008
(in thousands)
Cash and cash equivalents	$ 34,043	$ 44,421
Available-for-Sale and Held-to-Maturity investment securities at estimated fair value less securities pledged for state and municipal deposits and borrowings	$ 4,890	$ 20,337
Total loan to total asset ratio	64.80%	63.10%
FHLBNY remaining borrowing capacity	$ 16,832	$ 7,032
Available correspondent bank lines of credit	$ 12,000	$ 15,000
Brokered certificate of deposit line of credit	$ 90,332	$ -

Between December 31, 2008 and December 31, 2009, our balance sheet liquidity, namely our cash and cash equivalents and our unpledged investment securities, decreased due primarily to our strategy to deleverage the Bank and improve our capital ratios.  However, our overall liquidity position, including our off balance funding facilities, improved significantly between December 31, 2008 and December 31, 2009 because in 2009 we were approved to participate in a nationally recognized FDIC-approved brokered certificate of deposit program.  The unused portion of the facility allows us to bid weekly for FDIC-insured certificate of deposits as long as we continue to meet program conditions including maintaining our well-capitalized status.  The certificate of deposit terms range from 4-weeks to 3-years with higher levels of availability in the shorter term pools.

At December 31, 2009 we maintained $34.043 million in cash and cash equivalents, $4.890 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $28.832 million of readily available lines of credit at other banks (excluding the brokered certificate of deposit line of credit) to fund any anticipated or unanticipated growth in earning assets.  This compares to $44.421 million in cash and cash equivalents, $20.337 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $22.032 million of readily available lines of credit at other banks on December 31, 2008.  In aggregate, these potential funding sources provided $158.097 million of short- and long-term liquidity at December 31, 2009, as compared to $86.790 million at December 31, 2008, a $71.307 million increase between periods.  Our total loan to total asset ratios of 64.8% at December 31, 2009 and 63.1% at December 31, 2008 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and standby letters of credit decreased between December 31, 2008 and December 31, 2009.  Commitments to extend credit and standby letters of credit totaled $110.310 million at December 31, 2009, versus $139.496 million at December 31, 2008, a $29.186 million or 20.9% decrease.  The decrease between periods was principally due to decreases in commitments to fund commercial real estate construction loans.  Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly from quarter to quarter.  We, however, will closely monitor our liquidity position over the next several quarters to assure adequate levels of short-term funding are available to fund our off-balance sheet commitments.

On a quarterly basis we also prepare a forward-looking 90-day sources and uses report to determine future liquidity needs.  Based on this report, our deposit retention experience, anticipated loan and investment funding and prepayment activity, the product offerings of our competitors, the level of interest rates, the level of regional economic activity, and our current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our funding commitments over the next several quarters prospectively.

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

52-K

Index

Due to the growth in total shareholders’ equity during 2009, and to a lesser extent, a decrease in total assets at December 31, 2009, our total shareholders’ equity to total assets increased from 7.29% at December 31, 2008 to 8.04% at December 31, 2009.  Total shareholders’ equity increased $5.460 million or 8.1% between December 31, 2008 and December 31, 2009.  Total shareholders’ equity was $72.919 million at December 31, 2009, as compared to $67.459 million at December 31, 2008.  The net increase in shareholders’ equity between periods was due to a few factors.  During 2009, we recorded net income of $7.401 million.  In addition, we recorded a decrease in the net actuarial loss on our defined benefit plan and split-dollar life insurance benefit totaling $975 thousand.  These were offset, in part, by cash dividend payments totaling $2.890 million and a $1.281 decrease in accumulated other comprehensive income due to a decrease, net of tax in the market value of our available-for-sale investment securities portfolio.  And finally, during 2009, we raised $1.255 million of shareholders’ equity by reissuing our common stock, $.01 par value, through a Dividend Reinvestment and Direct Stock Purchase Plan (“the Plan”).  The Company registered 3,457,960 treasury shares with the SEC under the Plan and reissued 184,405 of these shares during 2009.  Under the Plan, the Company’s registered shareholders may reinvest all or part of their dividend payments on each dividend payable date, and / or purchase additional shares monthly through the optional cash investment feature.  In addition, prospective shareholders may purchase the shares directly from the Company.  During the fourth quarter of 2009, we offered a 5% discount on shares issued by the Company through December 31, 2009.  The maximum amount of optional cash investments that can be made by individual participants is $300,000 in any calendar year.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes Tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to average assets ratio of 5.0%, a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at December 31, 2009 and December 31, 2008.

In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Bank’s Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at December 31, 2009 were 7.72%, 11.34% and 12.59%, respectively.  This compares to 7.28%, 10.19% and 11.39%, respectively, at December 31, 2008.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At December 31, 2009, under statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $10.122 million.  These statutory limitations notwithstanding, the Bank entered into an informal agreement with the OCC during the third quarter of 2009, which requires the Bank’s Board of Directors to obtain OCC approval prior to declaring a dividend.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies and practices, capital guidelines, and applicable laws.

53-K

Index

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Wilber Corporation:

We have audited the accompanying consolidated statements of condition of The Wilber Corporation and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wilber Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Wilber Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 11, 2010

54-K

Index

The Wilber Corporation
Consolidated Statements of Condition
	December 31,	December 31,
in thousands except share and per share data	2009	2008
Assets
Cash and Due from Banks	$10,004	$8,467
Interest Bearing Balances with Banks	22,648	35,475
Federal Funds Sold	1,391	479
Total Cash and Cash Equivalents	34,043	44,421
Securities
Trading, at Fair Value	1,165	1,155
Available-for-Sale, at Fair Value	173,302	216,744
Held-to-Maturity, Fair Value of $70,147 at December 31, 2009
and $45,009 at December 31, 2008	69,391	44,454
Other Investments	5,941	5,693
Loans Held for Sale	576	118
Loans	587,237	583,861
Allowance for Loan Losses	(8,622)	(7,564)
Loans, Net	578,615	576,297
Premises and Equipment, Net	6,004	6,482
Bank Owned Life Insurance	16,994	16,402
Goodwill	4,619	4,619
Pension Asset	1,247	-
Other Assets	14,680	8,489
Total Assets	$906,577	$924,874

Liabilities and Shareholders’ Equity
Deposits:
Demand	$70,437	$72,168
Savings, NOW and Money Market Deposit Accounts	365,908	330,158
Certificates of Deposit (Over $100M)	125,418	149,332
Certificates of Deposit (Under $100M)	165,278	192,119
Other Deposits	26,699	22,096
Total Deposits	753,740	765,873
Short-Term Borrowings	12,650	21,428
Long-Term Borrowings	60,627	59,970
Pension Liability	-	869
Other Liabilities	6,641	9,275
Total Liabilities	833,658	857,415

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at December 31, 2009
and December 31, 2008	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	98,222	93,966
Accumulated Other Comprehensive Loss	(2,866)	(2,560)
Treasury Stock at Cost, 3,273,555 Shares at December 31, 2009
and 3,457,960 Shares at December 31, 2008	(26,801)	(28,311)
Total Shareholders’ Equity	72,919	67,459
Total Liabilities and Shareholders’ Equity	$906,577	$924,874

See accompanying notes to consolidated financial statements.

55-K

Index

The Wilber Corporation
Consolidated Statements of Income
	Year Ended December 31,
in thousands except share and per share data	2009	2008
Interest and Dividend Income
Interest and Fees on Loans	$35,554	$32,806
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	9,208	10,396
State and Municipal Obligations	1,631	2,286
Other	382	320
Interest on Federal Funds Sold and Interest Bearing Balances at Other Banks	63	584
Total Interest and Dividend Income	46,838	46,392

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	2,881	4,114
Certificates of Deposit (Over $100M)	3,146	4,653
Certificates of Deposit (Under $100M)	5,271	7,903
Other Deposits	507	570
Interest on Short-Term Borrowings	88	268
Interest on Long-Term Borrowings	2,609	2,450
Total Interest Expense	14,502	19,958
Net Interest Income	32,336	26,434
Provision for Loan Losses	3,570	1,530
Net Interest Income After Provision for Loan Losses	28,766	24,904

Noninterest Income
Trust Fees	1,514	1,647
Service Charges on Deposit Accounts	2,291	2,148
Commission Income	-	246
Investment Security Gains, Net	3,850	82
Net Gain on Sale of Loans	383	258
Increase in Cash Surrender Value of Bank Owned Life Insurance	592	617
Other Service Fees	262	223
Gain on Sale of Insurance Agency Subsidiary	-	628
Other Income	442	460
Total Noninterest Income	9,334	6,309

Noninterest Expense
Salaries	12,040	11,281
Employee Benefits	3,624	2,449
Occupancy Expense of Company Premises	2,002	1,994
Furniture and Equipment Expense	1,039	1,096
Computer Service Fees	1,706	1,447
Advertising and Marketing	528	656
Professional Fees	940	871
FDIC Premium Assessment	2,080	99
Loan Collection Expense	694	188
Other Miscellaneous Expenses	3,457	3,643
Total Noninterest Expense	28,110	23,724
Income Before Taxes	9,990	7,489
Income Taxes	(2,589)	(1,673)
Net Income	$7,401	$5,816

Weighted Average Shares Outstanding	10,526,010	10,503,704
Basic Earnings Per Share	$0.70	$0.55

See accompanying notes to consolidated financial statements.

56-K

Index

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	$140	$4,224	$93,618	$(272)	$(28,311)	$69,399
Comprehensive Income:
Net Income	-	-	5,816	-	-	5,816
Change in Net Unrealized Gain on Securities, Net of Taxes	-	-	-	2,886	-	2,886
Change in Net Actuarial Loss on Defined Benefit Plan, Net of Taxes	-	-	-	(5,047)	-	(5,047)
Change in Net Actuarial Loss on Split- Dollar Life Insurance Benefit	-	-	-	(127)	-	(127)
Total Comprehensive Income						3,528
Effect of Change in Measurement Date of Pension Plan	-	-	60	-	-	60
Cumulative Effect Adjustment to Record Liability for Split-Dollar Life Insurance Policies	-	-	(1,537)	-	-	(1,537)
Cash Dividends ($.38 per share)	-	-	(3,991)	-	-	(3,991)
Balance at December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$67,459
Comprehensive Income:
Net Income	-	-	7,401	-	-	7,401
Change in Net Unrealized Gain on Securities, Net of Taxes	-	-	-	(1,281)	-	(1,281)
Change in Net Actuarial Loss on Defined Benefit Plan, Net of Taxes	-	-	-	973	-	973
Change in Net Actuarial Loss on Split -Dollar Life Insurance Benefit	-	-	-	2	-	2
Total Comprehensive Income						7,095
Cash Dividends ($.275 per share)	-	-	(2,890)	-	-	(2,890)
Sale of Treasury Stock under Dividend Reinvestment and Direct Stock Purchase Plan (184,405 shares)	-	-	(255)	-	1,510	1,255
Balance at December 31, 2009	$140	$4,224	$98,222	$(2,866)	$(26,801)	$72,919

See accompanying notes to consolidated financial statements.

57-K

Index

The Wilber Corporation
Consolidated Statements of Cash Flows
	Year Ended December 31,
in thousands	2009	2008
Cash Flows from Operating Activities:
Net Income	$7,401	$5,816
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	3,570	1,530
Depreciation and Amortization	1,658	1,596
Net Amortization of Premiums and Accretion of Discounts on Investments	637	452
Loss on Disposal of Fixed Assets	4	192
Available-for-Sale and Held-to-Maturity Investment Security Gains, net	(3,676)	(510)
Deferred Income Tax Expense	382	831
Other Real Estate Losses	149	91
Increase in Cash Surrender Value of Bank Owned Life Insurance	(592)	(617)
Net Decrease (Increase) in Trading Securities	164	(153)
Net (Gains) Losses on Trading Securities	(174)	428
Gain on Sale of Insurance Agency Subsidiary	-	(628)
Net Gain on Sale of Mortgage Loans	(383)	(258)
Originations of Mortgage Loans Held for Sale	(17,616)	(6,179)
Proceeds from Sale of Mortgage Loans Held for Sale	17,541	6,775
Buyout of Split-Dollar Life Insurance Benefit	(769)	-
Increase in Other Assets	(7,086)	(2,387)
Decrease in Other Liabilities	(600)	(1,658)
Net Cash Provided by Operating Activities	610	5,321

Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	13,985	12,627
Proceeds from Maturities of Available-for-Sale Investment Securities	56,048	45,650
Proceeds from Sales and Calls of Available-for-Sale and Held-to-Maturity Investment Securities	120,286	32,632
Purchases of Held-to Maturity Investment Securities	(39,078)	(5,305)
Purchases of Available-for-Sale Investment Securities	(131,784)	(52,561)
Net Increase in Other Investments	(248)	(911)
Net Increase in Loans	(7,944)	(140,073)
Purchase of Premises and Equipment, Net of Disposals	(478)	(1,720)
Proceeds from Sale of Premises and Equipment	-	31
Proceeds from Sale of Insurance Agency Subsidiary	-	1,258
Proceeds from Sale of Other Real Estate	114	68
Net Cash Provided by (Used in) by Investing Activities	10,901	(108,304)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, Savings, NOW,
Money Market and Other Deposits	38,622	77,344
Net (Decrease) Increase in Certificates of Deposit	(50,755)	31,035
Net (Decrease) Increase in Short-Term Borrowings	(8,778)	5,642
Increase in Long-Term Borrowings	5,000	22,000
Repayment of Long-Term Borrowings	(4,343)	(3,568)
Sale of Treasury Stock	1,255	-
Cash Dividends Paid	(2,890)	(3,991)
Net Cash (Used in) Provided by Financing Activities	(21,889)	128,462
Net (Decrease) Increase in Cash and Cash Equivalents	(10,378)	25,479
Cash and Cash Equivalents at Beginning of Period	44,421	18,942
Cash and Cash Equivalents at End of Period	$34,043	$44,421

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$15,092	$19,781
Income Taxes	3,521	2,147
Noncash Investing Activities:
Change in Net Unrealized Gain on Securities, Net of Tax	(1,281)	2,886
Transfer of Loans to Other Real Estate	1,654	70
Value of Assets Disposed of	-	630

See accompanying notes to consolidated financial statements.

58-K

Index

Note 1. Summary of Significant Accounting Policies

The Wilber Corporation (“Company”) operates 22 branches serving Otsego, Delaware, Schoharie, Ulster, Chenango, Onondaga, Saratoga, and Broome Counties through its wholly-owned subsidiary Wilber National Bank (“Bank”), and also operates 2 loan production offices located in Saratoga and Ulster Counties.  The Parent Company's primary source of revenue is interest earned on commercial, mortgage, and consumer loans to customers of the Bank who are predominately individuals and small and middle-market businesses.  Collectively, the Parent Company and the Bank are referred to herein as “the Company.”

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

Management’s Use of Estimates — The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expense during the reporting period.  Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses.  Actual results could differ from those estimates.

Reclassifications — Whenever necessary, reclassifications are made to prior period amounts to conform to current year presentation.

Cash Equivalents — The Company considers amounts due from correspondent banks, cash items in process of collection, federal funds sold, excess reserves at the Federal Reserve Bank of New York, and time deposit balances with other banks to be cash equivalents for purposes of the consolidated statements of cash flows.

Securities — The Company classifies its investment securities at date of purchase as held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those that the Company has the intent and ability to hold to maturity, and are reported at amortized cost.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected in shareholders' equity as accumulated other comprehensive income (loss), net of the applicable income tax effect.  Trading securities are reported at fair value, with unrealized gains and losses reflected in the income statement.  Transfers of securities between categories are recorded at full value at the date of transfer.

Non-marketable equity securities, including Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock required for membership in those organizations, are carried at cost.

Management generally classifies trading securities as “Level 1” securities consisting of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan, and are obtained from national exchanges and active secondary markets.  The price evaluations for our “Level 2” available-for-sale securities are good faith opinions as to what a buyer in the marketplace would pay for a security (typically in an institutional round lot position) in a current sale.  The evaluation considers interest rate movements, new issue information, and other pertinent data.  Fair values for investments are based on quoted market prices, where available, as provided by third party vendors.  If quoted market prices are not available, fair values provided by the vendors are based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology that employs the Securities Industry and Financial Markets Association standard calculations for cash flow and price/yield analysis, or live benchmark bond pricing, or terms/conditions data available from major pricing sources.  The Company does not hold any securities classified as “Level 3” defined as:  Valuation techniques based on unobservable inputs and supported by little or no market activity.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a straight line method for bullet maturity securities and a method that approximates the interest method for amortizing securities.  Dividend and interest income are recognized when earned.  Realized gains and losses on the sale of securities are included in securities gains (losses).  The cost of securities sold is based on the specific identification method.

59-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is charged to a combination of earnings and/or other comprehensive income, resulting in the establishment of a new cost basis for the security.

Loans — Loans are reported at their outstanding principal balance plus standard costs associated with originating or acquiring loans and other deferred costs less deferred fees received.  Interest income on loans is accrued based upon the principal amount outstanding less the amortization of the total deferred costs over the life of the loan plus the accretion of the deferred fees over the life of the loan.

Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful.  Loans are transferred to non-accrual status generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes that circumstances indicate the borrower may be unable to meet contractual principal or interest payments.  When a loan is transferred to non-accrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period.  Interest accrued in a prior period and not collected is charged off against the allowance for loan losses.

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

Allowance for Loan Losses — The allowance for loan losses is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio.  The allowance is determined based upon numerous considerations including local economic conditions; the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics; a review of the value of collateral supporting the loans; comprehensive reviews of the loan portfolio by the external loan review function and management; as well as consideration of volume and trends of delinquencies, non-performing loans, and loan charge-offs.  As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loan losses.

The allowance for loan losses related to impaired loans is based on one of three methodologies, either:  i) the discounted cash flows using the loan’s initial effective interest rate, ii) the market value of the loan, or iii) the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans).  The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

60-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

Management always maintains an allowance for loan losses that it deems adequate to cover the risk inherent in the loan portfolio.  Nonetheless, while management uses available information to recognize loan losses, future additions or reductions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Other Real Estate Owned (“OREO”) — OREO consists of both properties formerly pledged as collateral on loans that which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and properties acquired outside of foreclosure proceedings and pending final disposition.  Also included is Bank premises and equipment acquired with the prior intent of development for branch operations, but with a subsequent decision to halt development and sell the property.  Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan losses.  Expenses and subsequent adjustments to the fair value are treated as other real estate expenses.  Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Bank Premises and Equipment — Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets, which range from 15 to 39 years for buildings and from 3 to 20 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.  It is the Company’s policy to directly expense capital items in amounts less than $2,000.

Bank-Owned Life Insurance (“BOLI”) —BOLI is stated on the Company's consolidated statements of condition at its current cash surrender value.  Increases in BOLI's cash surrender value are reported as other operating income in the Company's Consolidated Statements of Income.

Income Taxes — Income taxes are accounted for under the asset and liability method.  The Company files a consolidated tax return on the accrual basis.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

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

Supplemental Executive Retirement Plan (“SERP”) — The Bank has executed SERP agreements with two former executives.  Monthly a distribution is made to each retired executive per the benefits defined in the agreement.  The SERP is recorded as an Other Benefits expense with an offsetting liability to Deferred Compensation.

Split-Dollar Life Insurance Plan — The Company provides a split-dollar life insurance plan to former members of senior management.  The post retirement aspect of the split-dollar life insurance arrangement is recognized as a liability on the Consolidated Statements of Condition.  The benefit obligation is re-evaluated annually and is recorded as a change to the Company’s liability with an offsetting amount recorded in other comprehensive income.  The cost of insurance is recognized through the income statement.

61-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

Treasury Stock — Treasury stock acquisitions are recorded at cost.  Subsequent sales of treasury stock are recorded on an average cost basis.  Gains on the sale of treasury stock are credited to additional paid-in-capital.  Losses on the sale of treasury stock are charged to additional paid-in-capital to the extent of previous gains, or otherwise charged to retained earnings.

Dividend Reinvestment and Direct Stock Purchase Plan – Issuance of the Company’s common stock under the Board approved DRSPP will be administered and recorded on the Company’s books in accordance with the prospectus and registration statement on file with the SEC.

Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Entities with complex capital structures must also present diluted EPS, which reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.  The Company does not have a complex capital structure and, accordingly, presents only basic EPS.

Trust Department — Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition since such items are not assets of the Company.

Financial Instruments with Off-Balance Sheet Risk — The Bank is a party to other financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Comprehensive Income — For the Company, comprehensive income represents net income plus other comprehensive income (loss), which consists of the net change in unrealized gains or losses on securities available for sale (net of applicable income taxes), the unrecognized pension gain/loss/cost (net of applicable income taxes) for the period, and the net actuarial gain or loss on split-dollar life insurance benefits. Accumulated other comprehensive income (loss) represents the sum of these items as of the balance sheet date and is presented in the consolidated statement of changes in shareholders’ equity and comprehensive income.

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

Goodwill impairment tests are performed on an annual basis as of August 31, and when events or circumstances dictate that re-evaluation is warranted.  In these tests, the fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of carrying value over fair value.

Recent Accounting Pronouncements.  The following accounting pronouncements were adopted by the Company during 2009.

On January 1, 2009, the Company adopted the Accounting Standards Codification (ASC) Topic 820-10-15, Fair Value Measurements and Disclosures for certain non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The exceptions listed above were required to be and were disclosed in 2008.  The adoption of ASC Topic 820-10-15 had no impact on the Company’s financial statements.

62-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

On January 1, 2009, the Company adopted the provisions of the ASC Topic 815-10-50, Derivatives and Hedging.  The new standard was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The adoption of ASC Topic 815-10-50 had no impact on the Company’s financial statements.

In the second quarter of 2009, the Company adopted ASC Topic 825-10-50, Fair Value Measurements and Disclosures relating to interim periods.  This topic amended other fair value disclosure topics to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The interim disclosure is included in the Fair Value note of these Consolidated Financial Statements.

In the second quarter of 2009, the Company adopted ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”).  The objective of an OTTI analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.

This topic amended the OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  It did not amend existing recognition and measurement guidance related to OTTI of equity securities.  The adoption of ASC Topic 320-10-65 did not significantly impact the Company’s financial statements.

In the second quarter of 2009, the Company adopted the provision of ASC Topic 820-10-35, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This topic provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This topic also included guidance on identifying circumstances that indicate that a transaction is not orderly.  It emphasized that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The adoption of ASC Topic 820-10-35 did not significantly impact the Company’s financial statements.

In May 2009, the Financial Accounting Standards Board issued ASC Topic 855-10, Subsequent Events.  This topic addresses accounting and disclosure requirements related to subsequent events.  It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the Company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users.  Companies are required to disclose the date through which subsequent events have been evaluated.  ASC Topic 855-10 became effective for the Company’s financial statements for periods ending after June 15, 2009.

In February 2010, the ASC Topic 855-10 was amended due to a potential conflict with SEC guidance.  As amended, the entities required to disclose subsequent events were refined to be classified as either a SEC filer or a conduit bond obligor for conduit debt securities that are traded in a public market. The disclosure requirement was expanded to include revised financial statements; which include financial statements revised as a result of correction of an error or retrospective application of GAAP. The requirement to disclose the date through which the subsequent events have been evaluated was eliminated.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  The new pronouncement was effective for the Company’s financial statements for periods ending after September 15, 2009.  The pronouncement did not have a significant impact on the Company’s financial statements.

63-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

Subsequent Events – The Company has evaluated whether any subsequent events that requires recognition or disclosure have taken place through the date these financial statements were issued.  There were no subsequent events that materially affected these Consolidated Financial Statements.

Note 2. Federal Reserve Bank Requirement

The Company is required to maintain a clearing balance with the Federal Reserve Bank of New York. The required clearing balance at December 31, 2009 was $1.300 million.

Note 3. Investment Securities

The amortized cost and fair value of investment securities are shown in the table below.  The trading securities are comprised of mutual funds and individual equity and debt securities held for the Company's executive deferred compensation plan.

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$32,872	$496	$412	$32,956
Mortgage-Backed Securities	139,192	1,800	724	140,268
Equity Securities	78	-	-	78
	$172,142	$2,296	$1,136	$173,302

Trading Portfolio	$1,194	$55	$84	$1,165

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$14,407	$277	$6	$14,678
Mortgage-Backed Securities	54,984	832	347	55,469
	$69,391	$1,109	$353	$70,147

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$36,205	$582	$11	$36,776
Mortgage-Backed Securities	176,116	2,815	103	178,828
Corporate Securities	1,047	-	35	1,012
Equity Securities	128	-	-	128
	$213,496	$3,397	$149	$216,744

Trading Portfolio	$1,391	$9	$245	$1,155

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$13,961	$194	$9	$14,146
Mortgage-Backed Securities	30,493	430	60	30,863
	$44,454	$624	$69	$45,009

64-K

Index

Note 3. Investment Securities, Continued

The following tables provide information on temporarily impaired securities:

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$10,567	$415	$67	$3	$10,634	$418
Mortgage-Backed Securities	73,663	1,027	1,422	44	75,085	1,071
	$84,230	$1,442	$1,489	$47	$85,719	$1,489

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$1,625	$20	$-	$-	$1,625	$20
Mortgage-Backed Securities	32,052	106	1,976	57	34,028	163
Corporate Securities	1,012	35	-	-	1,012	35
	$34,689	$161	$1,976	$57	$36,665	$218

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

Mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by market interest rate differences between the time of purchase and the measurement date.  All of the contractual cash flows of these securities are rated AAA or backed by various U.S. Government Agencies or U.S. Government Sponsored Enterprises such as Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or to maturity, these investments are not considered other than temporarily impaired.

The amortized cost and fair value of debt securities by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although principal payments on mortgage-backed securities are received monthly, they are included based on the final contractual maturity date, while equity securities have no stated maturity and are excluded from the following tables.

	December 31, 2009
	Amortized	Estimated
in thousands	Cost	Fair Value
Available-for-Sale Securities
Due in One Year or Less	$11,600	$11,756
Due After One Year Through Five Years	17,178	17,711
Due After Five Years Through Ten Years	20,191	20,341
Due After Ten Years	123,095	123,416
	$172,064	$173,224

65-K

Index

Note 3. Investment Securities, Continued

	December 31, 2009
	Amortized	Estimated
in thousands	Cost	Fair Value
Held-to-Maturity Securities
Due in One Year or Less	$7,466	$7,561
Due After One Year Through Five Years	7,417	7,731
Due After Five Years Through Ten Years	15,524	16,100
Due After Ten Years	38,984	38,755
	$69,391	$70,147

Proceeds from sales and calls of available-for sale investment securities were $120.286 million and $32.632 million for the years ended December 31, 2009 and 2008, respectively.

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale and held-to-maturity securities:

	Year Ended December 31,
in thousands	2009	2008
Gross Gains	$3,677	$565
Gross Losses	1	55
Net Securities Gains	$3,676	$510

Federal Home Loan Bank of New York ("FHLBNY") and Federal Reserve Bank stock totaling $4.039 million at December 31, 2009 and $3.860 million at December 31, 2008 is carried at cost as fair values are not readily determinable.  Both investments are classified in other investments on the Company's consolidated statements of condition and are required for membership.  The FHLBNY common stock we own enables us to borrow funds under the FHLBNY advance program and qualify for membership.   As a member of the FHLBNY, the Company is required to hold shares of Federal Home Loan Bank stock. The Company’s holding requirement varies based on its activities, primarily its outstanding borrowings, with the FHLBNY.  The Company’s investment in FHLB stock is carried at cost.  The Company conducts a periodic review and evaluation of its Federal Home Loan Bank stock to determine if any impairment exists. The factors considered include, among other things, significant deterioration in earnings performance, credit rating, asset quality; significant adverse change in the regulatory or economic environment; and other factors that raise significant concerns about the ability for a Federal Home Loan Bank to continue as a going concern.

At December 31, 2009, investment securities with an amortized cost of $219.468 million and an estimated fair value of $221.379 million were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

66-K

Index

Note 4. Loans

	December 31,
in thousands	2009	2008
Residential Real Estate	$177,720	$171,061
Commercial Real Estate	240,823	229,867
Commercial	93,928	99,397
Consumer	74,766	83,536
	$587,237	$583,861
Less: Allowance for Loan Losses	(8,622)	(7,564)
Net Loans	$578,615	$576,297

At December 31, 2009, $71.910 million in residential real estate loans were pledged as collateral for FHLBNY advances.

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

	December 31,
in thousands	2009	2008
Balance at Beginning of Year	$11,325	$16,900
Loan Payments	(2,117)	(6,073)
Decreases Due to Director and Executive Officer Attrition	(5,140)	-
New Loans and Advances	3,575	498
Ending Balance	$7,643	$11,325

67-K

Index

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:

	Year Ended December 31,
in thousands	2009	2008
Balance at Beginning of YearA	$7,564	$6,977
Provision for Loan Losses	3,570	1,530
Recoveries Credited	688	443
Loans Charged-Off	(3,200)	(1,386)
Ending Balance	$8,622	$7,564

The following provides information on impaired loans for the periods presented:
	As of and For the Year
	Ended December 31,
in thousands	2009	2008
Impaired Loans	$12,957	$8,620
Allowance for Impaired Loans	721	1,160
Average Recorded Investment in Impaired Loans	12,171	7,327

At December 31, 2009, $5.844 million of the impaired loans had a specific allowance for loan losses reserve allocation of $721 thousand compared to $5.120 million of impaired loans at December 31, 2008 with a related reserve allocation of $1.160 million.

The Company recorded interest income related to impaired loans of $82 thousand and $215 thousand for the years ended December 31, 2009 and 2008, respectively.

The following table sets forth information with regards to nonperforming loans:

	Year Ended December 31,
in thousands	2009	2008
Loans in Nonacccrual Status	$12,149	$5,845
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	731	1,366
Total Nonperforming Loans	$12,880	$7,211

The Company did not record any interest income related to nonaccrual loans for the years ended December 31, 2009 and 2008.  Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $640 thousand and $450 thousand would have been recorded for the years ended December 31, 2009 and 2008, respectively.

68-K

Index

Note 6. Commitments and Contingencies

Credit Commitments
Financial instruments whose contract amounts represent credit risk consist of the following:

	December 31,
in thousands	2009	2008
Commitments to Extend Credit	$96,859	$126,717
Commercial and Standby Letters of Credit	13,451	12,779

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Commercial letters of credit are conditional commitments on the part of the Company to facilitate payment, for the account of a borrower, for goods and services in the ordinary course of business that become payable upon fulfillment of certain conditions.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

If deemed necessary, the amount of collateral obtained on commercial and standby letters of credit by the Company upon extension of credit, is based upon management's credit evaluation of the borrower.  Collateral held varies and can include residential and commercial real estate.

The estimated fair value of the Company’s standby letters of credit was $16 thousand and $12 thousand at December 31, 2009 and December 31, 2008, respectively.  The estimated fair value of standby letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s standby letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each standby letter of credit to the respective dates above.

Lease Obligations
Future payments under operating and capital lease obligations as of December 31, 2009 are as follows:

in thousands	Amount
2010	$ 499
2011	450
2012	387
2013	193
2014	121
Thereafter	887

Legal Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company.  After consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial position.

69-K

Index

Note 7. Premises and Equipment
	December 31,
in thousands	2009	2008
Land	$589	$589
Buildings	8,104	8,094
Furniture, Fixtures and Equipment	6,289	6,350
	$14,982	$15,033
Less: Accumulated Depreciation	(8,978)	(8,551)
	$6,004	$6,482

Depreciation expense was $951 thousand and $930 thousand for the years ended December 31, 2009 and 2008, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill and intangible assets are presented in the following table:

	December 31,
in thousands	2009	2008
Goodwill	$4,619	$4,619

Core Deposit Intangible
Intangible Assets, Gross	$777	$777
Less: Accumulated Amortization	(769)	(670)
Intangible Assets, Net	$8	$107

Amortization expense on intangible assets was $99 thousand for 2009 and $114 thousand for 2008.  The core deposit intangible is amortized over a weighted average period of approximately five years.  The unamortized portion of the core deposit intangible of $8 thousand will be amortized during 2010.

Note 9. Deposits

The following table sets forth contractual maturities of all other time deposits:

	December 31, 2009
in thousands	Amount	%
2010	$148,085	50.94
2011	53,748	18.49
2012	25,246	8.68
2013	37,618	12.94
2014	15,645	5.38
Thereafter	10,354	3.57
	$290,696	100.00

At December 31, 2009, Christmas Club accounts totaling $267 thousand are included as a component of Other Deposits in the Company's consolidated statements of condition.  These accounts are considered time deposits with a one-year maturity and are scheduled to mature in 2010, but are excluded from this maturity schedule.

70-K

Index

Note 10. Borrowings

The following is a summary of borrowings:

	December 31,
in thousands	2009	2008
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	$12,165	$19,337
Treasury Tax and Loan Notes	485	2,091
Total Short-Term Borrowings	$12,650	$21,428

Long-Term Borrowings:
Advances from Federal Home Loan Bank of New York
Bearing Interest at 4.31% Due November 2015	4,000	4,000
Bearing Interest at 5.03%, Due January 2009	-	56
Bearing Interest at 3.85%, Due January 2010	37	251
Bearing Interest at 3.12%, Due March 2011	727	1,252
Bearing Interest at 5.89% to 5.95%, Due July 2011	357	556
Bearing Interest at 5.30%, Due December 2011	508	733
Bearing Interest at 4.11%, Due January 2012	341	488
Bearing Interest at 4.42%, Due January 2015	571	668
Bearing Interest at 6.26%, Due July 2016	560	626
Bearing Interest at 5.77%, Due December 2016	1,158	1,287
Bearing Interest at 6.04%, Due January 2017	589	653
Bearing Interest at 6.46%, Due July 2021	365	385
Bearing Interest at 5.07%, Due January 2025	3,283	3,423
Bearing Interest at 4.97%, Due October 2014	1,844	2,168
Bearing Interest at 4.69%, Due March 2012, Callable March 2010	5,000	5,000
Bearing Interest at 4.34%, Due March 2012, Callable March 2010	5,000	5,000
Bearing Interest at 4.33%, Due April 2012, Callable January 2010	10,000	10,000
Bearing Interest at 4.45%, Due October 2012, Callable October 2010	2,500	2,500
Bearing Interest at 4.12%, Due May 2018, Callable May 2013	3,500	3,500
Bearing Interest at 3.85%, Due January 2015	3,054	3,578
Bearing Interest at 3.91%, Due May 2015	4,041	4,686
Bearing Interest at 4.80%, Due May 2015	3,252	3,419
Bearing Interest at 4.17%, Due July 2013	2,260	2,819
Bearing Interest at 4.94%, Due July 2018	2,680	2,922
Bearing Interest at 3.22%, Due December 2016	5,000	-
Total Long-Term Borrowings	$60,627	$59,970

Borrowings from the Federal Home Loan Bank of New York ("FHLBNY") are collateralized by mortgage loans, or mortgage-backed securities.  At December 31, 2009, $16.000 million of the long term borrowings were collateralized by securities with an amortized cost and estimated fair value of $20.658 million and  $21.269 million respectively.  The remaining long term borrowings totaling $44.627 million are collateralized by the Company's mortgage loans.  At December 31, 2009, the Bank had a line of credit of $95.025 million with the FHLBNY. However, based on outstanding borrowings at FHLBNY, the total potential borrowing capacity on this line is reduced to $13.808 million at December 31, 2009.

At December 31, 2008, $16.000 million of the long term borrowings were collateralized by securities with an amortized cost and estimated fair value of $26.103 million and $26.298 million, respectively.  The remaining long term borrowings totaling $43.970 million are collateralized by the Company's mortgage loans.  At December 31, 2008, the Bank had a line credit of $85.167 million with the FHLBNY. However, based on outstanding borrowings at FHLBNY, the total potential borrowing capacity on this line was $7.032 million at December 31, 2008.

71-K

Index

Note 10. Borrowings, Continued

Information related to short-term borrowings is as follows:

	As of and for the
	Year Ended December 31,
in thousands	2009	2008
Outstanding Balance at End of Period	$12,650	$21,428
Average Interest Rate at End of Period	0.43%	1.18%
Maximum Outstanding at any Month-End	21,137	30,508
Average Amount Outstanding during Period	16,604	19,383
Average Interest Rate during Period	0.53%	1.50%

Average amounts outstanding and average interest rates are computed using weighted daily averages.

Securities sold under agreements to repurchase included in short-term borrowings represent the purchase of interests in government securities by the Bank’s customers or other third parties, which are repurchased by the Bank on the following business day or at stated maturity. The underlying securities are held in a third party custodian account and are under the Company’s control.  The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $17.461 million and $17.462 million, respectively, at December 31, 2009.  The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $30.149 million and $30.700 million, respectively, at December 31, 2008.  These amounts are included in the total of investment securities pledged disclosed in the Investment Securities Note 3.

72-K

Index

Note 11. Employee Benefit Plans

Pension Plan
The Company's defined benefit pension plan has been frozen since February 2006.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company maintains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. The funded status of the Company’s defined benefit pension plan has and will continue to be affected by market conditions.  We expect to continue to fund this plan on an as needed basis and do not foresee any issues or conditions that could negatively impact the payment of benefit obligations to plan participants.  The Company elected to make a contribution in the amount of $1.000 million in 2009.  Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

The following table sets forth the changes in the plan's projected benefit obligation and plan assets and the plan's funded status and amounts recognized in the consolidated statements of condition based on a December 31, measurement date.  For the year ended December 31, 2008, the Company recorded transition costs through a $60 thousand, net of tax, adjustment to Retained Earnings for the fourth quarter of 2007 in accordance with the new measurement date of December 31.  Prior to December 31, 2008, the measurement date for plan assets and the benefit obligation was as of September 30.  As such, for the year ended December 31, 2008, the change in the plan's projected benefit obligation and plan assets in the following table represents the fifteen-month period beginning October 1, 2007 and ending December 31, 2008.

in thousands	2009	2008
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$16,205	$14,914
Service Cost	151	193
Interest Cost	961	1,134
Actuarial Loss and Expected Expenses	642	1,076
Benefits Paid	(935)	(1,112)
Projected Benefit Obligation at End of Year	$17,024	$16,205

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$15,336	$19,786
Actual Gain (Loss) on Plan Assets and Actual Expenses	2,870	(5,338)
Employer Contribution	1,000	2,000
Benefits Paid	(935)	(1,112)
Fair Value of Plan Assets at End of Year	$18,271	$15,336

Funded Status at End of Year	$1,247	$(869)

The amount totaling $1.247 million at December 31, 2009, was recognized as a Pension Asset in the consolidated statement of condition.  The underfunded amount totaling $869 thousand at December 31, 2008, was recognized as a Pension Liability in the consolidated statement of condition.

Amounts recognized in accumulated other comprehensive income, pretax, consist of the following at December 31,:

in thousands	2009	2008
Net Loss	$5,635	$7,220

73-K

Index

Note 11. Employee Benefit Plans, Continued

The following table presents a comparison of the accumulated benefit obligation and plan assets:

in thousands	2009	2008
Projected Benefit Obligation	$17,024	$16,205
Accumulated Benefit Obligation	17,024	16,205
Fair Value of Plan Assets	18,271	15,336

Components of Net Periodic Benefit Cost are:

in thousands	2009	2008
Service Cost	$151	$154
Interest Cost	961	907
Expected Return on Plan Assets	(1,117)	(1,454)
Amortization of Net Actuarial Loss	475	-
	$470	$(393)

Amounts recognized in other comprehensive income, pretax, during 2009 and 2008 consist of the following:

in thousands	2009	2008
Net Actuarial (Gain) Loss	$(1,111)	$8,232
Amortization of Net Actuarial Loss	(475)	-
	$(1,586)	$8,232

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.  We expect that $328 thousand of net actuarial loss included in accumulated other comprehensive loss at December 31, 2009 will be recognized as components of net periodic benefit cost in 2010.

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of:

	2009	2008
Discount Rate	5.78%	6.10%
Expected Return on Plan Assets	7.50%	7.50%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the years ended December 31,:

	2009	2008
Discount Rate	6.10%	6.25%
Expected Return on Plan Assets	7.50%	7.50%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

in thousands
2010	$ 941
2011	959
2012	987
2013	1,055
2014	1,135
2015-2019	6,008

74-K

Index

Note 11. Employee Benefit Plans, Continued

The plan's weighted average asset allocations by asset category at December 31 are as follows:

	2009	2008
Equity Securities	48.0%	50.0%
Debt Securities	40.0%	43.0%
Other	12.0%	7.0%
	100.0%	100.0%

Investment Strategy
The plan assets are invested in the New York State Bankers Retirement System (the "System"), which was established in 1938 to provide for the payment of benefits to employees of participating banks.  The System is overseen by a Board of Trustees who meet quarterly and set the investment policy guidelines.  The System utilizes two investment management firms, (which will be referred to as Firm I and Firm II).  Firm I is investing approximately 70% of the total portfolio and Firm II is investing approximately 30% of the portfolio, each firm operates under a separate written investment policy approved by the Board of Trustees.  The System's investment objective is to exceed the investment benchmarks in each asset category.  Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.

The System's overall investment strategy is to achieve a mix of approximately 97% of investment for long-term growth and 3% for near-term benefits payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for System assets are shown in the table below.  Cash equivalents consist primarily of short term investment funds.  Equity securities primarily include investments in common stock and depository receipts.  Fixed income securities include corporate bonds, government issues and mortgage-backed securities.  Other financial instruments primarily include rights and warrants.

The weighted average expected long-term rate of return is estimated based on current trends in the System's assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by the Actuarial Standards Board, practice of Selection of Economic Assumptions for Measuring Pension Obligations for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes.  The following assumptions were used in determining the long-term rate of return:

Equity securities	Dividend discount model, the smoothed earnings yield model and equity risk premium model.

Fixed income securities	Current yield-to maturity and forecasts of future yields.

Other financial instruments	Comparison of the specific investment's risk to that of fixed income and equity instruments and using judgment.

The long term rate of return considers historical returns.  Adjustments were made to historical returns in order to reflect expectations of future returns.  These adjustments were due to factor forecasts by economists and long-term U.S. Treasury yields to forecast long-term inflation.  In addition, forecasts by economists and others for long-term GDP growth were factored into the development of assumptions for earnings growth and per capital income.

Effective March 2009, the System revised its investment guidelines. The System currently prohibits its investment managers from purchasing the following investments:

Equity securities	Securities in emerging market countries as defined by the Morgan Stanley Emerging Markets Index, short sales, unregistered securities and margin purchases.

75-K

Index

Note 11. Employee Benefit Plans, Continued

Fixed income securities
Securities of BBB rating or less, Collateralized Mortgage Obligations that have an inverse floating rate and whose payments don't include principal or which aren't certified and guaranteed by the U.S. Government, asset-backed securities that aren't issued or guaranteed by the U.S. Government, or its agencies or its instrumentalities, non-agency residential subprime or ALT-A mortgage-backed securities and structured notes.

Other financial instruments	Unhedged currency exposure in countries not defined as "high income economies" by the World Bank.

All other investments not prohibited by the System are permitted.  At December 31, 2009, the System holds certain investments which are no longer deemed acceptable to acquire.  These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the System.

		Percentage of Plan Assets at December 31,		Weighted- Average Expected
Asset Category	Target Allocation 2010	2009	2008	Long- Term Rate of Return
Cash equivalents	0 - 20%	13.6%	10.0%	0.0%
Equity securities	40 - 60%	45.9%	48.0%	4.60%
Fixed income securities	40 - 60%	40.5%	41.4%	2.10%
Other financial instruments	0 - 5%	0.0%	0.06%	0.0%

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. There are currently no level 3 assets.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significance to the fair value measurement in its entirety.  The System's assessment of the significant of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

There are no significant concentrations of risk within plan assets.

76-K

Index

Note 11. Employee Benefit Plans, Continued

The following table (rounded to the nearest thousands) represents the fair value hierarchy of the Company's plan assets (investments) measured at fair value on a recurring basis as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
in thousands	Inputs	Inputs	Inputs	Fair Value

Cash Equivalents:
Short-term Investment Funds	$-	$2,478	$-	$2,478

Equities:
Common Stock	8,181	-	-	8,181
Depository Receipts	113	-	-	113
Other Equities	90	-	-	90
Total Equities	8,384	-	-	8,384

Fixed Income Securities:
Corporate Bonds	-	1,742	-	1,742
Government Issues	-	3,044	-	3,044
Collateralized Mortgage Obligations	-	442	-	442
FHLMC	-	739	-	739
FNMA	-	1,140	-	1,140
GNMA I	-	200	-	200
Other Fixed Income Securities	-	102	-	102
Total Fixed Income Securities	-	7,409	-	7,409
Total System Investments	$8,384	$9,887	$-	$18,271

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value:

Balance at Beginning of Year	$72
Change in Unrealized Appreciation(Depreciation)	29
Realized Loss	(32)
Sale Proceeds	(69)
Balance at End of Year	$-

Discount Rate - Annually, the Company establishes a discount rate to determine the value of the plan's benefit obligation.  The Company uses the Citigroup Pension Liability Spot Rate Index (CPLSRI) as a basis for determining the discount rate for the plan.  A weighted average CPLSRI is developed based on the anticipated benefit payments to arrive at the plan's discount rate.

Expected Long-Term Rate of Return - The expected long-term rate-of-return on the plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year.  In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment.  Average rates of return over the past 1, 3, 5, and 10 year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

77-K

Index

Note 11. Employee Benefit Plans, Continued

Supplemental Retirement Income Agreement
In addition to the Company’s noncontributory defined benefit pension plan, there are two supplemental employee retirement plans for two former executives.  The amount of the liabilities recognized in the Company’s consolidated statements of condition associated with these plans was $900 thousand at December 31, 2009 and $989 thousand at December 31, 2008.  For the years ended December 31, 2009, and 2008, the Company recognized $8 thousand, and $73 thousand, respectively, of expense related to those plans.  The discount rate used in determining the actuarial present values of the projected benefit obligations was 5.60% at December 31, 2009.

Defined Contribution Plan
Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) Plan.  Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limits.  Under the Safe Harbor provision of the Plan, the Company makes an annual qualified nonelective contribution equal to 3% of the participant's compensation for the plan year.  The Company made additional discretionary profit sharing contributions in 2008, none were made in 2009.  The expense included in employee benefits in the consolidated statements of income for this plan amounted to $405 thousand and $398 thousand in 2009 and 2008, respectively.

Split-Dollar Life Insurance Benefit
In the third quarter of 2009, the Company executed a cash buy-out with ten members of senior management who were participating in the split-dollar life insurance benefit.  The Company is required to recognize the post retirement aspects of an endorsement-type split-dollar life insurance arrangement as a liability.  Accordingly, as a result of the buy-out, the Company recorded a $1.055 million reduction in the liability, as well as a reduction in the service and interest cost.

The following table sets forth the components of split-dollar life insurance expense (benefit) as well as changes in the plan's projected benefit obligation and plan assets and the plan's funded status and amounts recognized in the consolidated statements of condition based on a December 31, measurement date.

in thousands	2009	2008
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,743	$1,537
Service Cost	17	22
Interest Cost	90	100
Cost of Insurance Payments	(48)	(43)
Actuarial Loss	310	127
Settlements	(1,055)	-
Projected Benefit Obligation at End of Year	$1,057	$1,743

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$-	$-
Employer Contribution	1,103	43
Cost of Insurance Payments	(48)	(43)
Settlement Payments	(1,055)	-
Fair Value of Plan Assets at End of Year	$-	$-

Unfunded Status at End of Year	$1,057	$1,743

Amounts recognized in accumulated other comprehensive income, pre tax, consist of the following at December 31,:

in thousands	2009	2008
Net Loss	$125	$127

78-K

Index

Note 11. Employee Benefit Plans, Continued

The following table presents a comparison of the accumulated benefit obligation and plan assets:

in thousands	2009	2008
Projected Benefit Obligation	$1,057	$1,743
Accumulated Benefit Obligation	1,057	1,743
Fair Value of Plan Assets	-	-

Components of Net Periodic Benefit Cost are:

in thousands	2009	2008
Service Cost	$17	$22
Interest Cost	90	100
Settlement Costs	312	-
	$419	$122

Amounts recognized in other comprehensive income, pretax, during 2009 and 2008 consist of the following:

in thousands	2009	2008
Net Actuarial Gain (Loss)	$(310)	$(127)
Settlement of Net Actuarial Loss	312	-
	$2	$(127)

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of:

	2009	2008
Discount Rate - Benefit Obligation of the Plan as of December 31,	5.65%	6.15%
Discount Rate - Net Periodic Benefit Cost for the year ended December 31,	6.15%	6.58%

Discount Rate - Annually, the Company establishes a discount rate to determine the value of the plan's benefit obligation.  The Company uses the Citigroup Pension Liability Spot Rate Index (CPLSRI) as a basis for determining the discount rate for the plan.  A weighted average CPLSRI is developed based on the anticipated benefit payments to arrive at the plan's discount rate.

The following benefit payments, are expected to be paid over the next ten years:

in thousands
2010	$ 53
2011	56
2012	58
2013	59
2014	59
2015-2019	278

The Company is expected to make a contribution $53 thousand in 2010 to directly fund the Plan's benefit payment obligation.

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining mortality period of the participants.  We expect that $1 thousand of net actuarial loss included in accumulated other comprehensive loss at December 31, 2009 will be recognized as a component of net periodic benefit cost in 2010.

79-K

Index

Note 12. Income Taxes

Income tax expense attributable to income before taxes is comprised of the following:

	Year Ended December 31,
in thousands	2009	2008
Current:
Federal	$1,947	$717
State	260	125
Total Current	2,207	842
Deferred:
Federal	379	635
State	3	196
Total Deferred	382	831
Total Income Tax Expense	$2,589	$1,673

The components of deferred income taxes, which are included in the consolidated statements of condition, are:

	Year Ended December 31,
in thousands	2009	2008
Assets:
Allowance for Loan Losses	$3,244	$2,823
Deferred Compensation	978	1,063
Pension Liability	2,183	2,797
Tax Attribute Carryforwards	64	247
Other	263	265
	6,732	7,195
Liabilities:
Securities Discount Accretion	405	373
Defined Benefit Pension Plan	2,662	2,457
Equity Investment	503	520
Goodwill Amortization	614	518
Net Unrealized Gain on Securities Available-for-Sale	449	1,256
Other	217	0
	4,850	5,124
Net Deferred Tax Assets at End of Year	1,882	2,071
Net Deferred Tax Assets at Beginning of Year	2,071	1,538
Decrease (Increase) in Net Deferred Tax Asset	189	(533)
Prior Year Decrease in Net Adjustment to Accumulated Other Comprehensive Income	(1,541)	(177)
Current Year Decrease in Net Adjustment to Accumulated Other Comprehensive Income	1,734	1,541
Deferred Tax Expense	$382	$831

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.  Based on its assessment, management determined that the deferred tax asset is more likely than not to be recognized and as such no valuation allowance is necessary.

80-K

Index

Note 12. Income Taxes, Continued

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008
Statutory Federal Income Tax Rate	34.0%	34.0%
Variances from Statutory Rate:
State Income Tax, Net of Federal Tax Benefit	1.7	2.8
Tax Exempt Income	(11.4)	(15.2)
Other	1.6	0.7
Effective Tax Rate	25.9%	22.3%

The Company is currently open to audit by the Internal Revenue Service and for New York State for the years ending December 31, 2006 through 2009.

Note 13. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Year Ended December 31,
in thousands	2009	2008
Unrealized Holding Gains Arising During the Period, Net of Tax
(Pre-tax Amount of $1,590 and $5,210)	$974	$3,194
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($3,676) and ($503))	(2,255)	(308)
Net Actuarial Loss on Split-Dollar Life Insurance Benefit	2	(127)
Change in Pension Asset/Liability (Pre-tax Amount of $1,586 and ($8,232))	973	(5,047)
Other Comprehensive Income	$(306)	$(2,288)

Components of Accumulated Other Comprehensive Loss are:

	As of December 31,
in thousands	2009	2008
Unrealized Gain on Securities, Net of Taxes	$710	$1,991
Net Actuarial Loss on Split-Dollar Life Insurance Benefit	(125)	(127)
Net Actuarial Pension Loss, Net of Taxes	(3,451)	(4,424)
Accumulated Other Comprehensive Loss	$(2,866)	$(2,560)

81-K

Index

Note 14. Regulatory Matters

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

	For Capital
	Actual:		Adequacy Purposes:		Well Capitalized:
in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital to Risk-Weighted Assets:
The Company	$78,891	12.77%	$49,414	8.00%	N/A	N/A
Subsidiary Bank	$77,780	12.59%	$49,409	8.00%	$61,761	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$71,158	11.52%	$24,707	4.00%	N/A	N/A
Subsidiary Bank	$70,048	11.34%	$24,704	4.00%	$37,057	6.00%
Tier 1 Capital to Average Assets:
The Company	$71,158	7.84%	$36,316	4.00%	N/A	N/A
Subsidiary Bank	$70,048	7.72%	$36,312	4.00%	$45,390	5.00%

As of December 31, 2008
Total Capital to Risk-Weighted Assets:
The Company	$72,928	11.46%	$50,892	8.00%	N/A	N/A
Subsidiary Bank	$72,465	11.39%	$50,888	8.00%	$63,609	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$65,293	10.26%	$25,446	4.00%	N/A	N/A
Subsidiary Bank	$64,830	10.19%	$25,444	4.00%	$38,166	6.00%
Tier 1 Capital to Average Assets:
The Company	$65,293	7.33%	$35,620	4.00%	N/A	N/A
Subsidiary Bank	$64,830	7.28%	$35,618	4.00%	$44,522	5.00%

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table above) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

The Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events that have changed the subsidiary institution’s category.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At December 31, 2009, under statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $10.122 million.  These statutory limitations notwithstanding, the Bank entered into an informal agreement with the OCC during the third quarter of 2009, which requires the Bank’s Board of Directors to obtain OCC approval prior to declaring a dividend.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies and practices, capital guidelines, and applicable laws.

82-K

Index

Note 15. Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at December 31, 2009, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	December 31,
in thousands	Assets	Inputs	Inputs	2009
Description

Trading securities
Cash and equivalents	$71			$71
Fixed income securities	276			276
Equity securities	818			818
Total trading securities	$1,165			$1,165

Available-for-sale debt securities
Obligations of states and political subdivisions		$32,956		$32,956
Mortgage-backed securities		140,268		140,268
Total available-for-sale debt securities	$-	$173,224	$-	$173,224

Available-for-sale equity securities
Financial services industry		$50		$50
Other	$28			28
Total available-for-sale equity securities	$28	$50	$-	$78

Price evaluations for our level 1 trading securities portfolio, consisting of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan, are obtained from national exchanges and active secondary markets.

Price evaluations for our level 2 available-for-sale debt securities are good faith opinions as to what a buyer in the marketplace would pay for a security (typically in an institutional round lot position) in a current sale.  The evaluation considers interest rate movements, new issue information, and other pertinent data.  Fair values for investments were based on quoted market prices, where available, as provided by third party vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology that employs the Securities Industry and Financial Markets Association standard calculations for cash flow and price/yield analysis, or live benchmark bond pricing, or terms/conditions data available from major pricing sources.

The Company's single level 2 available-for-sale equity security is in a thinly traded market comprised of banks.  The price evaluation for this equity security represents an opinion within this market as to what a buyer would pay for this security.

The Company reported no significant transfers in and out of Levels 1 and 2 during 2009.

83-K

Index

Note 15. Disclosures about Fair Value of Financial Instruments, Continued

Disclosure is required of assets and liabilities measured and recorded at fair value on a non-recurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  In accordance with accounting by creditors for impairment of a loan, the Company had collateral-dependent impaired loans with a carrying value of approximately $12.806 million, which had specific reserves included in the allowance for loan losses of $717 thousand at December 31, 2009.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral-dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral-dependent impaired loans are classified as Level 3.

The Company currently has nine properties recorded as other real estate owned.  Eight of these properties were the result of debts previously contracted and are carried at a cost of $1.683 million, as it is lower than market value.  The ninth property was the result of land previously purchased with the intent of development for branch operations, but development was later halted with the Company deciding to sell the property.  Through a third party appraisal performed in the first quarter of 2009, the Company recorded a $134 thousand charge to earnings related to this property.  The following table reports the fair value of this property as of December 31, 2009:

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

84-K

Index

Note 15. Disclosures about Fair Value of Financial Instruments, Continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$34,043	$34,043	$44,421	$44,421
Securities	249,799	250,555	268,046	268,601
Loans Held for Sale	576	576	118	118
Loans	587,237	588,960	583,861	591,511
Allowance for Loan Losses	(8,622)	(8,622)	(7,564)	(7,564)
Net Loans	578,615	580,338	576,297	583,947
Accrued Interest Receivable	3,007	3,007	3,340	3,340
Financial Liabilities:
Demand	$70,437	$70,437	$72,168	$72,168
Savings, NOW and Money
Market Deposit Accounts	365,908	365,908	330,158	330,158
Certificates of Deposit	290,696	299,886	341,451	345,774
Other Deposits	26,699	26,699	22,096	22,096
Borrowings	73,277	75,462	81,398	83,269
Accrued Interest Payable	782	782	1,195	1,195

85-K

Index

Note 16. Parent Company Only Financial Statements

Presented below are the condensed statements of condition December 31, 2009, and 2008 and statements of income and cash flows for each of the years in the two-year period ended December 31, 2009, for the Parent Company.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Statements of Condition
	December 31,
in thousands	2009	2008
Assets
Cash and Cash Equivalents	$983	$95
Securities Available for Sale, at Estimated Fair Value	50	50
Investment in Subsidiary, Equity Basis	71,808	66,995
Other Assets	1,173	1,422
Total Assets	$74,014	$68,562

Liabilities and Shareholders’ Equity
Total Liabilities	$1,095	$1,103
Shareholders’ Equity	72,919	67,459
Total Liabilities and Shareholders’ Equity	$74,014	$68,562

Condensed Statements of Income

	December 31,
in thousands	2009	2008
Dividends from Subsidiary	$3,054	$3,103
Interest and Other Dividend Income	2	51
Net Gain on Sale of Securities	-	36
Other Operating Income	202	-
	3,258	3,190

Operating Expense	909	637

Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiary	2,349	2,553

Income Tax Benefit	(183)	(211)
Equity in Undistributed Income of Subsidiaries	4,869	3,052
Net Income	$7,401	$5,816

86-K

Index

Note 16. Parent Company Only Financial Statements, Continued

Condensed Statements of Cash Flows
	Year Ended
	December 31,
in thousands	2009	2008
Cash Flows from Operating Activities:
Net Income	$7,401	$5,816
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Investment Security Gains	-	(36)
Decrease (Increase) in Other Assets	259	(261)
Decrease in Other Liabilities	(18)	(9)
Equity in Undistributed Income of Subsidiaries	(4,869)	(3,052)
Net Cash Provided by Operating Activities	2,773	2,458
Cash Flows from Investing Activities:
Proceeds from Sales of Available-for-Sale Securities	-	805
Payments for Investments in and Advances to Subsidiaries	(250)	(100)
Net Cash (Used in) Provided by Investing Activities	(250)	705
Cash Flows from Financing Activities:
Sale of Treasury Stock	1,255	-
Cash Dividends	(2,890)	(3,991)
Net Cash Used in Financing Activities	(1,635)	(3,991)
Net Increase (Decrease) in Cash Equivalents	888	(828)
Cash and Cash Equivalents at Beginning of Year	95	923
Cash and Cash Equivalents at End of Year	$983	$95

87-K

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has reasonable assurance that our internal control over financial reporting was effective as of December 31, 2009.  The independent registered public accounting firm of KMPG LLP, as auditors of the Company’s Consolidated Financial Statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

88-K

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Wilber Corporation:

We have audited The Wilber Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Wilber Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Albany, New York
March 11, 2010

89-K

Index

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors of the Registrant

Information contained under the captions Proposal II, "Election of Directors;" "The Nominees and Continuing Directors" and under "Corporate Governance;” “Board of Directors;” “Executive Committee;” “Audit and Compliance Committee;” “Compensation and Benefits Committee;” and “Corporate Governance and Nominating Committee” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Executive Officers of the Registrant Who Are Not Directors

Information contained in Proposal II under the caption "Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

C. Compliance with Section 16(a) of the Exchange Act

Information contained under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

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

Information contained under the captions “Corporate Governance – Audit and Compliance Committee”, “Audit Committee Report” and “Audit Committee Financial Expert” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K, is incorporated herein by this reference.

ITEM 11:  EXECUTIVE COMPENSATION

Information contained under the captions “Compensation Committee Report” and "Compensation" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

90-K

Index

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A. Related Transactions

Information contained under the caption "Transactions with Directors and Executive Officers" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

B. Director Independence

Information contained under the captions “Corporate Governance – Audit and Compliance Committee,” “Compensation and Benefits Committee,” “Corporate Governance and Nominating Committee,” “Compensation Committee Report” and “Director Independence” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by the Form 10-K, is incorporated herein by this reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption, "Independent Auditors' Fees – Audit and Non-Audit Fees," and “Independent Auditors' Fees – Pre-Approval Policies and Procedures” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by this reference.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in PART II, Item 8, hereof:

-Independent Auditors’ Report
-Consolidated Statements of Condition at December 31, 2009 and 2008
-Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008
-Consolidated Statements of Changes in Shareholders’ Equity and comprehensive Income for the Years Ended December 31, 2009 and 2008
-Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
-Notes to Consolidated Financial Statements

     (2) None.

     (3) Exhibits:  See Exhibit Index to this Form 10-K

(b) See Exhibit Index to this Form 10-K

(c) None.

91-K

Index

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

Date:	March 11, 2010	By:	/s/ Douglas C. Gulotty
Douglas C. Gulotty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas C. Gulotty	President and Chief Executive Officer	March 11, 2010
Douglas C. Gulotty

/s/ Joseph E. Sutaris	Executive Vice President, Chief Financial	March 11, 2010
Joseph E. Sutaris	Officer, Treasurer & Secretary

/s/ Brian R. Wright	Director, Chairman	March 11, 2010
Brian R. Wright

/s/ Alfred S. Whittet	Director, Vice Chairman	March 11, 2010
Alfred S. Whittet

/s/ Mary C. Albrecht	Director	March 11, 2010
Mary C. Albrecht

/s/ Olon T. Archer	Director	March 11, 2010
Olon T. Archer

/s/ Thomas J. Davis	Director	March 11, 2010
Thomas J. Davis

/s/ Joseph P. Mirabito	Director	March 11, 2010
Joseph P. Mirabito

/s/ James L. Seward	Director	March 11, 2010
James L. Seward

/s/ David F. Wilber, III	Director	March 11, 2010
David F. Wilber, III

92-K

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

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

93-K