Form 10-Q
period 2010-03-31
Wilber CORP
filed 2010-05-07
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 5, 2010 there were issued and outstanding 10,706,092 shares of the Registrant’s Common Stock.

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

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,
in thousands except share and per share data	2010	2009
Assets
Cash and Due from Banks	$8,444	$10,004
Interest Bearing Balances with Banks	25,278	22,648
Federal Funds Sold	679	1,391
Total Cash and Cash Equivalents	34,401	34,043
Securities
Trading, at Fair Value	1,115	1,165
Available-for-Sale, at Fair Value	219,065	173,302
Held-to-Maturity, Fair Value of $66,263 at March 31, 2010 and $70,147 at December 31, 2009	65,169	69,391
Other Investments	5,887	5,941
Loans Held for Sale	830	576
Loans	576,929	587,237
Allowance for Loan Losses	(8,862)	(8,622)
Loans, Net	568,067	578,615
Premises and Equipment, Net	5,847	6,004
Bank Owned Life Insurance	17,145	16,994
Goodwill	4,619	4,619
Pension Asset	1,309	1,247
Other Assets	14,573	14,680
Total Assets	$938,027	$906,577

Liabilities and Shareholders’ Equity
Deposits:
Demand	$69,968	$70,437
Savings, NOW and Money Market Deposit Accounts	380,575	365,908
Certificates of Deposit (Over $100M)	138,352	125,418
Certificates of Deposit (Under $100M)	171,610	165,278
Other Deposits	26,393	26,699
Total Deposits	786,898	753,740
Short-Term Borrowings	11,944	12,650
Long-Term Borrowings	59,438	60,627
Other Liabilities	5,413	6,641
Total Liabilities	863,693	833,658

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized, and 13,961,664 Shares Issued at March 31, 2010 and December 31, 2009	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	99,319	98,222
Accumulated Other Comprehensive Loss	(2,696)	(2,866)
Treasury Stock at Cost, 3,253,024 Shares at March 31, 2010 and 3,273,555 Shares at December 31, 2009	(26,634)	(26,801)
Restricted Stock, 3,186 Shares at March 31, 2010 and 0 Shares at December 31, 2009	(19)	-
Total Shareholders’ Equity	74,334	72,919
Total Liabilities and Shareholders’ Equity	$938,027	$906,577

See accompanying notes to consolidated financial statements.

Index

The Wilber Corporation

Consolidated Statements of Income (Unaudited)	Three Months Ended
	March 31,
in thousands except share and per share data	2010	2009
Interest and Dividend Income
Interest and Fees on Loans	$8,460	$8,896
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	1,988	2,360
State and Municipal Obligations	465	440
Other	59	57
Interest on Federal Funds Sold and Interest Bearing Balances at Other Banks	19	14
Total Interest and Dividend Income	10,991	11,767

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	409	956
Certificates of Deposit (Over $100M)	615	1,024
Certificates of Deposit (Under $100M)	1,063	1,667
Other Deposits	116	126
Interest on Short-Term Borrowings	14	38
Interest on Long-Term Borrowings	654	664
Total Interest Expense	2,871	4,475
Net Interest Income	8,120	7,292
Provision for Loan Losses	800	1,200
Net Interest Income After Provision for Loan Losses	7,320	6,092

Noninterest Income
Trust Fees	418	324
Service Charges on Deposit Accounts	405	413
Investment Security Gains, Net	627	441
Net Gain on Sale of Loans	80	55
Increase in Cash Surrender Value of Bank Owned Life Insurance	151	147
Other Service Fees	180	170
Other Income	94	81
Total Noninterest Income	1,955	1,631

Noninterest Expense
Salaries	3,066	2,731
Employee Benefits	819	855
Occupancy Expense of Company Premises	546	587
Furniture and Equipment Expense	237	251
Computer Service Fees	416	412
Advertising and Marketing	121	156
Professional Fees	258	281
FDIC Premium Assessment	446	91
Loan Collection Expense	120	73
Other Miscellaneous Expenses	794	944
Total Noninterest Expense	6,823	6,381
Income Before Taxes	2,452	1,342
Income Taxes	(688)	(269)
Net Income	$1,764	$1,073

Basic and Diluted Earnings Per Share	$0.16	$0.10

See accompanying notes to consolidated financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

	Common	Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury	Restricted
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Stock	Total
Balance at December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$-	$67,459
Comprehensive Income:
Net Income	-	-	1,073	-	-	-	1,073
Change in Net Unrealized Gain on Securities, Net of Taxes	-	-	-	454	-	-	454
Change in Net Actuarial Loss on Defined Benefit Plan, Net of Taxes	-	-	-	73	-	-	73
Total Comprehensive Income							1,600
Cash Dividends ($.095 per share)	-	-	(998)	-	-	-	(998)
Balance at March 31, 2009	$140	$4,224	$94,041	$(2,033)	$(28,311)	$-	$68,061

Balance at December 31, 2009	$140	$4,224	$98,222	$(2,866)	$(26,801)	$-	$72,919
Comprehensive Income:
Net Income	-	-	1,764	-	-	-	1,764
Change in Net Unrealized Gain on Securities, Net of Taxes	-	-	-	119	-	-	119
Change in Net Actuarial Loss on Defined Benefit Plan, Net of Taxes	-	-	-	51	-	-	51
Total Comprehensive Income							1,934
Cash Dividends ($.06 per share)	-	-	(642)	-	-	-	(642)
Sale of Treasury Stock under Dividend Reinvestment and Direct Stock Purchase Plan (17,345 shares)	-	-	(20)	-	142	-	122
Issuance of Restricted Stock (3,186 shares)	-	-	(5)	-	25	(20)	-
Amortization of Restricted Stock	-	-	-	-	-	1	1
Balance at March 31, 2010	$140	$4,224	$99,319	$(2,696)	$(26,634)	$(19)	$74,334

Index

The Wilber Corporation

Consolidated Statements of Cash Flows (Unaudited)	Three Months Ended
	March 31,
in thousands	2010	2009
Cash Flows from Operating Activities:
Net Income	$1,764	$1,073
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Provision for Loan Losses	800	1,200
Depreciation and Amortization	343	430
Net Amortization of Premiums and Accretion of Discounts on Investments	236	96
Available-for-Sale Security Gains, net	(590)	(520)
Other Real Estate (Gains) Losses	(6)	134
Increase in Cash Surrender Value of Bank Owned Life Insurance	(151)	(147)
Net Decrease in Trading Securities	87	109
Net (Gains) Losses on Trading Securities	(37)	79
Net Gain on Sale of Mortgage Loans	(80)	(55)
Originations of Mortgage Loans Held for Sale	(3,651)	(2,797)
Proceeds from Sale of Mortgage Loans Held for Sale	3,477	2,423
Increase in Other Assets	(89)	(904)
Decrease in Other Liabilities	(1,228)	(1,970)
Net Cash Provided by (Used in) Operating Activities	875	(849)

Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	5,661	1,373
Proceeds from Maturities of Available-for-Sale Investment Securities	12,866	12,405
Proceeds from Sales and Calls of Available-for-Sale Investment Securities	20,889	16,559
Purchases of Held-to Maturity Investment Securities	(1,500)	(5,657)
Purchases of Available-for-Sale Investment Securities	(78,909)	(30,873)
Net Decrease in Other Investments	54	27
Net Decrease (Increase) in Loans	9,616	(16,819)
Purchase of Premises and Equipment, Net of Disposals	(53)	(274)
Proceeds from Sale of Other Real Estate	116	-
Net Cash Used in Investing Activities	(31,260)	(23,259)

Cash Flows from Financing Activities:
Net Increase in Demand, Savings, NOW, Money Market and Other Deposits	13,892	57,037
Net Increase (Decrease) in Certificates of Deposit	19,266	(21,968)
Net Decrease in Short-Term Borrowings	(706)	(6,340)
Repayment of Long-Term Borrowings	(1,189)	(1,111)
Sale of Treasury Stock	122	-
Cash Dividends Paid	(642)	(998)
Net Cash Provided by Financing Activities	30,743	26,620
Net Increase in Cash and Cash Equivalents	358	2,512
Cash and Cash Equivalents at Beginning of Period	34,043	44,421
Cash and Cash Equivalents at End of Period	$34,401	$46,933

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$2,897	$4,679
Income Taxes	132	684
Non Cash Investing Activities:
Change in Net Unrealized Gain on Securities, Net of Tax	119	454
Transfer of Loans to Other Real Estate	51	22

See accompanying notes to interim consolidated financial statements.

Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated interim financial statements include the accounts of The Wilber Corporation (the “Company”) and its wholly owned subsidiary Wilber National Bank (the "Bank”), and the Bank's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2009 was derived from the Company's 2009 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition, consolidated statements of income, consolidated statements of cash flows, and consolidated statements of shareholders’ equity and comprehensive income as of December 31, 2009 and 2008.  That data, along with the unaudited interim financial information presented in the consolidated statements of condition as of March 31, 2010, and the consolidated statements of income, the consolidated statements of cash flows, and the consolidated statements of changes in shareholders' equity and comprehensive income for the three months ended March 31, 2010 and 2009, should be read in conjunction with the 2009 consolidated financial statements, including the notes thereto.

Restricted Stock Plan - In 2008 the Company’s shareholders established an Omnibus Incentive Plan (the “Omnibus Plan”).  The Omnibus Plan permits the granting of cash-based awards, restricted stock, restricted stock units, covered employee annual incentive awards and other stock-based awards, other than stock options, for a select group of management or highly compensated employees and directors of the Company.  In connection with the Omnibus Plan, the Board approved individual incentive plans for the President and Chief Executive Officer (“CEO”) and the Executive Vice President (“EVP”) and Chief Financial Officer (“CFO”), to be contingent upon the Company meeting certain performance goals.  As a result of the 2009 performance goals being met, in January 2010, both the President and CEO and the EVP and CFO were awarded restricted stock as part of the Omnibus Plan. The restricted stock will become vested at a rate of twenty five percent per year for the next four years. The related compensation expense will be recognized over the four year vesting life and will be offset within the shareholder equity account of the Company.  As a result of the granting of these awards, in addition to reporting basic earnings per share (“EPS”), the Company will report Diluted EPS, which reflects the potential dilution that could occur assuming complete vesting of the restricted stock.

The Board expanded the Stock Incentive Plan in January 2010, to include the Senior Vice Presidents and the Regional Presidents, who will be eligible for the benefits of the Plan commencing in 2011, if the performance goals for 2010 are met.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Index

Note 1. Summary of Significant Accounting Policies, Continued

Recently Adopted Accounting Pronouncements – On January 1, 2010, the Company adopted the provisions of the Accounting Standards Codification (“ASC”) Topic 860-10-50, Transfers and Servicing-Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.  Overall-Disclosures as updated by Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. The standard enhances the reporting for transfers of financial assets, including securitization transactions.  It also requires companies to report where they have continuing exposure to the risks related to transferred financial assets and eliminates the concept of a "qualifying special-purpose entity."  In addition, it changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period.  This standard also requires additional year-end and interim disclosures. The standard must be applied to transfers that occurred before and after its effective date. The adoption of ASC Topic 860-10-50 had no impact on the Company’s financial statements.

On January 1, 2010, the Company adopted ASC topic 810-10-50, Consolidation-Overall-Disclosures as amended by ASU 2009-17, Consolidation Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This standard also requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  The standard also requires additional year-end and interim disclosures.  In February 2010, ASU 2010-10, Consolidation: Amendments for Certain Investment Funds was issued which provides an indefinite deferral of ASC topic 810-10 for certain entities.  Entities that meet the criteria for deferral of consolidation guidance are still required to provide disclosures required by the topic.  The update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest.  It clarifies that a quantitative calculation should not be the only basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The adoption of ASC Topic 810-10-50 had no impact on the Company’s financial statements.

In January 2010, a clarification ASU 2010-06, Fair Value and Disclosures, Improving Disclosures about Fair Value Measurements was issued for ASC topic 820-10-50, Fair Value Measurements and Disclosures.   The amendments in ASU 2010-06 require companies to provide a separate disclosure for transfers in and out of Levels 1 and 2, including a description of the reasons for the transfer.  The amendments also require companies to report activity in Level 3 fair value measurements on a gross basis, including information about purchases, sales, issuances and settlements.  The amendments also clarify existing disclosures related to disaggregated reporting, model inputs and valuation techniques.  The new disclosures are effective for the first quarter of 2010, except for the gross reporting of Level 3 activity, which is effective beginning the first quarter of 2011. These amendments resulted in additional disclosures in our interim and annual reports.

Subsequent Events–The Company has evaluated whether any subsequent events that require recognition or disclosure have taken place through the date these financial statements were issued.  There were no subsequent events that materially affected these Consolidated Financial Statements.

Index

Note 2. Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the potential dilutive effect that could occur upon the assumed exercise of restricted stock awards.

The following table sets forth the calculation of basic and diluted earnings per share:
	Three Months Ended
	March 31,
in thousands except share and per share data	2010	2009
Basic Earnings Per Share
Net income applicable to common shareholders	$1,764	$1,073
Weighted average common shares outstanding	10,698,126	10,503,704
Basic earnings per share	$0.16	$0.10

Diluted Earnings Per Share
Net income applicable to common shareholders	$1,764	$1,073
Weighted average common shares outstanding	10,698,126	10,503,704
Effect of assumed exercise of average restricted stock shares	147	-
Diluted average common shares outstanding	10,698,273	10,503,704
Diluted earnings per share	$0.16	$0.10

Note 3. Investment Securities

The amortized cost and fair value of investment securities are shown in the table below.  The trading securities are comprised of mutual funds and individual equity and debt securities held for the Company's executive deferred compensation plan.

	March 31, 2010
in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$36,365	$423	$256	$36,532
Mortgage-Backed Securities	181,253	1,762	574	182,441
Other	92	-	-	92
	$217,710	$2,185	$830	$219,065

Trading Portfolio	$1,116	$57	$58	$1,115

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$14,226	$269	$5	$14,490
Mortgage-Backed Securities	50,943	966	136	51,773
	$65,169	$1,235	$141	$66,263

Index

Note 3. Investment Securities, Continued

	December 31, 2009
in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$32,872	$496	$412	$32,956
Mortgage-Backed Securities	139,192	1,800	724	140,268
Other	78	-	-	78
	$172,142	$2,296	$1,136	$173,302

Trading Portfolio	$1,194	$55	$84	$1,165

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$14,407	$277	$6	$14,678
Mortgage-Backed Securities	54,984	832	347	55,469
	$69,391	$1,109	$353	$70,147

The following tables provide information on temporarily impaired securities:

	March 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
in thousands	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$15,164	$256	$130	$5	$15,294	$261
Mortgage-Backed Securities	67,053	710	-	-	67,053	710
	$82,217	$966	$130	$5	$82,347	$971

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
in thousands	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$10,567	$415	$67	$3	$10,634	$418
Mortgage-Backed Securities	73,663	1,027	1,422	44	75,085	1,071
	$84,230	$1,442	$1,489	$47	$85,719	$1,489

The above unrealized losses are considered temporary, based on the following:

Obligations of states and political subdivisions: The unrealized losses on these investments were caused by market interest rate increases since the time of purchase.  The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery, which may be to maturity, these investments are not considered other than temporarily impaired.

Mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by market interest rate differences between the time of purchase and the measurement date.  All of the contractual cash flows of these securities are rated AAA or backed by various U.S. Government Agencies or U.S. Government Sponsored Enterprises such as Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company does not intend to sell these investments, they are not considered other than temporarily impaired.

Index

Note 3. Investment Securities, Continued

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

	March 31, 2010
in thousands	Amortized Cost	Estimated Fair Value
Available-for-Sale Securities
Due in One Year or Less	$9,313	$9,398
Due After One Year Through Five Years	12,513	12,870
Due After Five Years Through Ten Years	16,817	16,977
Due After Ten Years	178,975	179,728
	$217,618	$218,973

	March 31, 2010
in thousands	Amortized Cost	Estimated Fair Value
Held-to-Maturity Securities
Due in One Year or Less	$7,465	$7,560
Due After One Year Through Five Years	7,434	7,743
Due After Five Years Through Ten Years	14,470	15,054
Due After Ten Years	35,800	35,906
	$65,169	$66,263

Proceeds from sales and calls of available-for sale investment securities were $20.889 million and $16.559 million for the three months ended March 31, 2010 and 2009, respectively.

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale and held-to-maturity securities:

	Three Months Ended
	March 31,
in thousands	2010	2009
Gross Gains	$590	$520
Gross Losses	-	-
Net Securities Gains	$590	$520

Federal Home Loan Bank of New York ("FHLBNY") and Federal Reserve Bank stock totaling $3.985 million at March 31, 2010 and $4.039 million at December 31, 2009 is carried at cost as fair values are not readily determinable.  Both investments are classified in other investments on the Company's consolidated statements of condition and are required for membership.  The FHLBNY common stock we own enables us to borrow funds under the FHLBNY advance program and qualify for membership.  As a member of the FHLBNY, the Company is required to hold shares of Federal Home Loan Bank stock. The Company’s holding requirement varies based on its activities, primarily its outstanding borrowings, with the FHLBNY.  The Company’s investment in FHLBNY stock is carried at cost.  The Company conducts a periodic review and evaluation of its Federal Home Loan Bank stock to determine if any impairment exists. The factors considered include, among other things, significant deterioration in earnings performance, credit rating, asset quality; significant adverse change in the regulatory or economic environment; and other factors that raise significant concerns about the ability for a Federal Home Loan Bank to continue as a going concern.

At March 31, 2010, investment securities with an amortized cost of $237.918 million and an estimated fair value of $240.506 million were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

Index

Note 4. Guarantees

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The estimated fair value of the Company’s standby letters of credit was $12 thousand and $16 thousand at March 31, 2010 and December 31, 2009, respectively.  The estimated fair value of standby letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s standby letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each standby letter of credit to the respective dates above.

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

The Company also provides a split-dollar life insurance plan to former members of senior management.  The Company is required to recognize the post retirement aspects of an endorsement-type split-dollar life insurance arrangement as a liability.  The benefit obligation is re-evaluated annually and is recorded as a change to the Company's liability with an offsetting amount recorded in other comprehensive income.  The cost of insurance is recognized through the income statement.

The components of net periodic benefit expense for pension and split-dollar life insurance plan are:

			Split-Dollar Life
	Pension Benefit		Insurance Benefit

	Three Months Ended		Three Months Ended
	March 31,		March 31,
in thousands	2010	2009	2010	2009
Service Cost	$32	$38	$-	$6
Interest Cost	239	240	14	26
Cost of Insurance Payments	-	-	(13)	(11)
Expected Return on Plan Assets	(334)	(279)	-	-
Net Amortization	82	118	-	-
	$19	$117	$1	$21

For the three months ended March 31, 2010, the Company recorded $51 thousand, net of tax, as amortization of pension amounts previously recognized in accumulated other comprehensive income.

Index

Note 6. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended
	March 31,
in thousands	2010	2009
Unrealized Holding Gains Arising During the Period, Net of Tax (Pre-tax Amount of $784 and $1,261)	$481	$773
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of $590 and $520)	(362)	(319)
Change in Pension Asset (Pre-tax Amount of $82 and $118)	51	73
Other Comprehensive Income	$170	$527

Note 7. Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at March 31, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

in thousands	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total at March 31, 2010
Description

Trading securities
Cash and equivalents	$90			$90
Fixed income securities	284			284
Equity securities	741			741
Total trading securities	$1,115			$1,115

Available-for-sale debt securities
Obligations of states and political subdivisions		$36,532		$36,532
Mortgage-backed securities		182,441		182,441
Total available-for-sale debt securities	$-	$218,973	$-	$218,973

Available-for-sale equity securities
Financial services industry		$50		$50
Other	$42			42
Total available-for-sale equity securities	$42	$50	$-	$92

Price evaluations for our level 1 trading securities portfolio, consisting of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan, are obtained from national exchanges and active secondary markets.

Index

Note 7. Disclosures about Fair Value of Financial Instruments, Continued

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

The Company reported no significant transfers in and out of Levels 1 and 2 during the first quarter of 2010.

Disclosure is required of assets and liabilities measured and recorded at fair value on a non-recurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  In accordance with accounting by creditors for impairment of a loan, the Company had collateral-dependent impaired loans with a carrying value of approximately $15.880 million, which had specific reserves included in the allowance for loan and lease losses of $526 thousand at March 31, 2010.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral-dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral-dependent impaired loans are classified as Level 3.

The Company currently has eight properties recorded as other real estate owned.  Seven of these properties were the result of debts previously contracted and are carried at a cost of $1.594 million, as it is lower than market value.  The eighth property was the result of land previously purchased with the intent of development for branch operations, but development was later halted with the Company deciding to sell the property.  The following table reports the fair value of this property as of March 31, 2010:

	Level 1 Quoted Prices in Active Markets for Identical	Level 2 Significant Other Observable	Level 3 Significant Unobservable	Total at March 31,
in thousands	Assets	Inputs	Inputs	2010
Other Real Estate Owned	$-	$277	$-	$277

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

Index

Note 7. Disclosures about Fair Value of Financial Instruments, Continued

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

Index

Note 7. Disclosures about Fair Value of Financial Instruments, Continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
dollars in thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Cash Equivalents	$34,401	$34,401	$34,043	$34,043
Trading Securities	1,115	1,115	1,165	1,165
Available-for-Sale	219,065	219,065	173,302	173,302
Held-to-Maturity	65,169	66,263	69,391	70,147
Other Investments	5,887	5,887	5,941	5,941
Securities	291,236	292,330	249,799	250,555
Loans Held for Sale	830	830	576	576
Residential real estate 1	176,880	177,643	177,720	178,241
Commercial real estate	239,009	240,040	240,823	241,530
Commercial 2	92,201	92,599	93,928	94,204
Consumer	68,839	69,136	74,766	74,985
Loans	576,929	579,417	587,237	588,960
Allowance for Loan Losses	(8,862)	(8,862)	(8,622)	(8,622)
Net Loans	568,067	570,555	578,615	580,338
Accrued Interest Receivable	3,312	3,312	3,007	3,007
Financial Liabilities:
Demand	$69,968	$69,968	$70,437	$70,437
Savings, NOW and Money Market Deposit Accounts	380,575	380,575	365,908	365,908
Certificates of Deposit	309,962	318,287	290,696	299,886
Other Deposits	26,393	26,393	26,699	26,699
Borrowings	71,382	73,492	73,277	75,462
Accrued Interest Payable	756	756	782	782

1	Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans. Excludes residential mortgage loans held for sale.
2	Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Note 8. Stock Plans and Stock Based Compensation

The Company awarded 3,186 restricted stock awards during the first quarter 2010, with a grant date fair value of $6.59, which was the closing price of the Company's common stock on the grant date.  Prior to 2010 there were no restricted stock awards.  During the first quarter of 2010,  the Company recognized stock-based compensation related to these restricted stock awards of $1 thousand, and unrecognized compensation costs totaling $19 thousand will be recognized over four years.

Index

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at March 31, 2010 as compared to December 31, 2009 and (ii) a comparison of our results of operations for the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, noninterest income, noninterest expense and taxes.  Noninterest income includes trust fees, service charges on deposit accounts, net investment securities gains, the net gain on sale of loans, increase in the cash surrender value on bank owned life insurance, other service fees, and other income.  Noninterest expense consists of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessment, loan collection expense and other miscellaneous expenses.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates and regional credit conditions), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if loan loss experience significantly worsened from historical levels or if current economic conditions deteriorated further, additional provisions for loan losses would be required to increase the allowance for loan losses.  In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered, the Company’s allowance for loan losses would also require an additional provision for loan losses.

Recently Issued Accounting Pronouncements Not Yet Adopted.  In January 2010 FASB issued a clarification and amendment to its accounting standard regarding disclosure of assets and liabilities measured at fair value.  The amendment required companies to provide a separate disclosure for transfers in and out of Levels 1 and 2, including a description of the reasons for the transfer.  Level 1 assets and liabilities are those in which the fair value is based upon quoted prices in active markets for identical instruments.  Level 2 assets and liabilities are those in which the fair value is determined by significant other observable inputs, such as good faith opinions as to what a buyer in the marketplace would pay for a security (typically in an institutional round lot position) in a current sale.  The clarification and amendment also required companies to report activity in Level 3 fair value measurements on a gross basis, including information about purchases, sales, issuances and settlements.  Level 3 assets and liabilities are those in which the fair value is based on significant unobservable inputs, such as management’s involvement in valuing collateral dependent impaired loans or developing assumptions about future cash flows when valuing financial instruments.  The amendments also clarify existing disclosures related to disaggregated reporting, model inputs and valuation techniques.  The new disclosures were effective for the first quarter of 2010, except for the gross reporting of Level 3 activity, which is effective beginning the first quarter of 2011.  The Level 1 and Level 2 related amendments were implemented effective the first quarter of 2010 during which time the Company reported no significant transfers in and out of levels 1 and 2.  We will evaluate the Level 3 related amendment upon its implementation during the first quarter of 2011.

B. Financial Condition and Performance Overview

Total assets increased from $906.577 million at December 31, 2009 to $938.027 million at March 31, 2010, a $31.450 million or 3.5% increase between the periods.  The increase in total assets was funded principally by an increase in customer deposits, in particular, interest bearing deposits from our municipal customers and certificates of deposit.  These additional funds were primarily invested in the available-for-sale investment securities portfolio during the period.  Total loans, conversely, decreased from $587.237

Index

million at December 31, 2009 to $576.929 million at March 31, 2010.  During the second half of 2009, we curtailed some of our lending activities, particularly our commercial real estate secured and consumer lending activities, to reduce the Company’s overall risk profile given the weakened state of the regional and national economies.  During the first quarter of 2010 this trend continued, resulting in a $10.308 million or 1.8% decrease in loans outstanding.

Our liquidity position improved between December 31, 2009 and March 31, 2010 due to a significant growth in deposit liabilities, the curtailment of certain types of lending activities and an increased level of liquid available-for-sale investment securities.

Between December 31, 2009 and March 31, 2010 most of our loan quality metrics worsened.  The amount of nonperforming loans, impaired loans and potential problem loans increased during the period.  Conversely, the amount of delinquent loans (those 30 to 89 days past due, excluding nonperforming loans) decreased modestly.  Generally weaker loan quality metrics coupled with a weak economic climate, required us to increase the allowance for loan losses during the first quarter of 2010.  The allowance for loan losses was $8.862 million or 1.54% of total loans at March 31, 2010, as compared to $8.622 million or 1.47% of total loans at December 31, 2009.  In addition, net charge-offs totaled $560 thousand or 0.39%, annualized of average loans outstanding during the first quarter of 2010, as compared to $273 thousand or 0.19%, annualized in the first quarter of 2009.

We recorded net income and earnings per share of $1.764 million and $0.16, respectively, for the three-month period ended March 31, 2010.  This compares to net income and earnings per share of $1.073 million and $0.10, respectively, for the quarterly period ended March 31, 2009. The $691 thousand increase in net income and $0.06 increase in earnings per share between comparable quarterly periods were attributable to a few primary factors, namely increases in net interest income and noninterest income, a reduction in the provision for loan losses, offset, in part, by increases in noninterest expense and taxes.

Our return on average assets and return on average equity were 0.77% and 9.68% during the first quarter of 2010, as compared to, 0.46% and 6.44% during the first quarter of 2009, respectively.

Our first quarter 2010 dividend payout ratio was 38%.  We declared and paid a $0.06 dividend per share during the quarter, while recording earnings per share of $0.16.  This compares to a 95% dividend payout ratio during the first quarter of 2009, when we declared and paid a $0.095 dividend per share and recorded $0.10 in earnings per share.  Due to the need to preserve the Company’s capital resources, particularly in these difficult economic times, the Company’s Board of Directors decreased its quarterly dividend payment by $0.035 per share during the second quarter of 2009.

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

	For the Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(in thousands)
Earning Assets:
Federal funds sold	$1,044	$-	0.00%	$441	$-	0.00%
Interest bearing deposits	39,999	19	0.19%	34,621	14	0.16%
Securities 1	261,601	2,512	3.89%	269,342	2,857	4.30%
Loans 2	583,547	8,460	5.88%	594,135	8,896	6.07%
Total earning assets	886,191	10,991	5.03%	898,539	11,767	5.31%

Nonearning assets	43,949			37,606
Total assets	$930,140			$936,145

Liabilities:
Savings accounts	$72,110	$45	0.25%	$67,899	$64	0.38%
Money market accounts	179,909	213	0.48%	181,824	665	1.48%
NOW accounts	128,100	151	0.48%	102,502	227	0.90%
Time & other deposit accounts	327,772	1,794	2.22%	359,308	2,817	3.18%
Borrowings	73,536	668	3.68%	79,142	702	3.60%
Total interest bearing liabilities	781,427	2,871	1.49%	790,675	4,475	2.30%

Noninterest bearing deposits	68,755			68,285
Other noninterest bearing liabilities	6,072			9,595
Total liabilities	856,254			868,555
Shareholders' equity	73,886			67,590
Total liabilities and shareholders' equity	$930,140			$936,145

Net interest income		$8,120			$7,292

Net interest rate spread 3			3.54%			3.01%

Net earning assets	$104,764			$107,864

Net interest margin 4			3.72%			3.29%

Net interest margin (tax-equivalent)			3.90%			3.46%

Ratio of earning assets to interest bearing liabilities	113.41%			113.64%

1
Securities include trading, available-for-sale, held-to-maturity and other investments.  They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of nonearning assets.

2	Average loans includes loans held for sale, net deferred loan fees and costs, nonaccrual loans and excludes the allowance for loan losses.
3	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
4	The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Index

Table of Nonperforming Assets:

The following table sets forth information regarding nonperforming loans and assets as of the periods indicated:

	At March 31, 2010	At December 31, 2009
	(in thousands)
Loans in nonaccrual status:
Residential real estate 1	$994	$702
Commercial real estate	10,510	9,843
Commercial 2	1,514	1,568
Consumer	39	36
Total nonaccruing loans	13,057	12,149
Loans contractually past due 90 days or more and still accruing interest	961	731
Troubled debt restructured loans	-	-
Total nonperforming loans	14,018	12,880
Other real estate owned 3	1,595	1,684
Total nonperforming assets	$15,613	$14,564
Total nonperforming assets as a percentage of total assets	1.66%	1.61%
Total nonperforming loans as a percentage of total loans	2.43%	2.19%

1	Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans. Excludes residential mortgage loans held for sale.
2	Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States
3
Includes only properties and assets acquired through in-substance foreclosure, voluntary deed transfer, legal foreclosure or similar proceedings.  Excludes properties acquired by the Company for its own development.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
	2010	2009
	(in thousands)

Balance at beginning of period	$8,622	$7,564

Charge offs:
Residential real estate	136	-
Commercial real estate	104	-
Commercial	93	32
Consumer	428	400
Total charge offs	761	432

Recoveries:
Residential real estate	-	-
Commercial real estate	-	-
Commercial	21	6
Consumer	180	153
Total recoveries	201	159

Net charge-offs	560	273
Provision for loan losses	800	1,200
Balance at end of period	$8,862	$8,491

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.39%	0.19%

Allowance for loan losses to total loans	1.54%	1.41%

Allowance for loan losses to nonperforming loans	63%	118%

Index

C. Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Overview.  Total assets increased from $906.577 million at December 31, 2009 to $938.027 million at March 31, 2010, a $31.450 million or 3.5% increase between the periods.  The net increase in total assets included a $45.763 million or 26.4% increase in available-for-sale investment securities outstanding.  Total loans, conversely, decreased from $587.237 million at December 31, 2009 to $576.929 million at March 31, 2010.  During the first quarter of 2010, we curtailed our lending activities in connection with our plan to mitigate credit risk and increase our regulatory capital levels.  The $10.308 million or 1.8% decrease in total loans during the first quarter of 2010 was due to the implementation of these strategies.

At March 31, 2010, we maintained a strong shareholders’ equity position.  Shareholders’ equity totaled $74.334 million or 7.92% of total assets.  This compares to $72.919 million or 8.04% of total assets at December 31, 2009.  In addition, both the Company and the Bank maintained regulatory capital ratios at March 31, 2010 that significantly exceed required minimum standards.

At March 31, 2010 our liquidity position was strong.  We maintained total cash and cash equivalents of $34.401 million or 3.67% of total assets and increased our holdings of liquid available-for-sale investment securities to $219.065 million, as compared to $173.302 million at December 31, 2009.  In addition, the amount of available-for-sale and held-to-maturity investment securities that were not pledged to secure public deposit liabilities increased from $4.890 million at December 31, 2009 to $44.762 million at March 31, 2010.  The available-for-sale portion of these securities, totaling $42.814 million, could be pledged for additional borrowings or sold to meet our anticipated and unanticipated funding needs. Similarly, the held-to-maturity portion of these securities, totaling $1.948 million, could be pledged for additional borrowings to meet our anticipated and unanticipated funding needs.  In addition, we continue to have access to various wholesale funding sources, including, lines of credit with other banks and brokered certificates of deposit.  However, we have not unduly relied and do not plan to rely, on these sources to fund our loan and investment activities.  The substantial majority of our funding is provided by customer deposits, a more stable funding source than the wholesale credit markets.

During the first quarter of 2010, the outstanding balances in our interest-bearing, non-maturity deposit account liabilities increased moderately due principally to municipal deposit growth.  Savings, NOW and money market deposit accounts (on a combined basis) increased $14.667 million or 4.0% during the period, from $365.908 million at December 31, 2009 to $380.575 million at March 31, 2010.  In addition, both of our certificates of deposit portfolios, over $100,000 and less than $100,000, increased during the first quarter of 2010.  Our certificates of deposit over $100,000 increased $12.934 million or 10.3% during the quarter, due largely to an increase in municipal deposit balances.  Our certificates of deposit under $100,000 increased $6.332 million or 3.8% due to our conservative funding  strategy to increase long term deposits as a hedge against potential market interest rate increases in future periods. Increases in these categories of deposits were offset, in part, by slight decreases in demand deposits and other deposits during the quarter.

The overall credit quality of our loan portfolio worsened between December 31, 2009 and March 31, 2010.  Although the level of loans 30 to 89 days delinquent (excluding nonperforming loans) decreased modestly during the first quarter of 2010, the level of nonperforming loans, impaired loans and potential problem loans increased.  Due to these factors, we recorded $800 thousand in the provision for loan losses during the first quarter of 2010, which resulted in a net increase in the allowance for loan losses of $240 thousand during the period.  The allowance for loan losses at March 31, 2010 was $8.862 million or 1.54% of loans outstanding, versus $8.622 million or 1.47% of loans outstanding at December 31, 2009.

Over the last several quarters, the credit quality of our loan portfolio has worsened.  Due to these increased levels of credit risk in our loan portfolio, we are proactively and continually managing our credit relationships with borrowers.  This includes monitoring our borrowers’ financial condition, particularly those exhibiting weak or deteriorating credit worthiness, evaluating the collateral values on collateral-dependent loans, obtaining additional collateral and, when necessary, providing forbearance for borrowers or restructuring loans when we believe it is in our best interest.  In addition, we have implemented several new systems and procedures to improve credit monitoring, hired and trained asset quality staff members and amended our loan policies to mitigate further deterioration in asset quality.  Although we believe our credit risk mitigation strategies have been effective, there are no assurances that our overall credit quality will improve over coming quarters.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio, including the level of delinquent loans (those 30 to 89 days delinquent, excluding nonperforming loans), the

Index

level of nonperforming loans, the level of impaired loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.

Total nonperforming loans, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $1.138 million during the first quarter of 2010, from $12.880 million at December 31, 2009 to $14.018 million at March 31, 2010.  At March 31, 2010, the total nonperforming loans as a percentage of total loans outstanding were 2.43%.  This compares to 2.19% at December 31, 2009.  Between December 31, 2009 and March 31, 2010, the level of nonperforming loans secured by both commercial and residential real estate increased.  More specifically, nonperforming loans secured by first liens on 1 to 4 family residences increased from $322 thousand at December 31, 2009 to $752 thousand at March 31, 2010, a $430 thousand increase during the period.  Similarly, nonperforming loans secured by commercial properties increased $603 thousand during the first quarter of 2010, from $6.716 million at December 31, 2009 to $7.319 million at March 31, 2010.  During the first quarter of 2010, six borrowers with outstanding loan balances ranging from $134 thousand to $436 thousand were placed in nonaccrual status.

Potential problem loans are loans that are currently performing, but where information about possible credit problems exist, which causes management to have doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in the loans eventually moving to nonperforming status.  The amount of potential problem loans may vary significantly from quarter to quarter due to the significant volume of commercial loans with balances in excess of $1.000 million.  The amount of potential problem loans increased during the first quarter of 2010, from $24.866 million at December 31, 2009 to $27.029 million at March 31, 2010.  Potential problem loans as a percent of total loans outstanding equaled 4.68% at March 31, 2010, versus 4.23% at December 31, 2009.  During the first quarter of 2010, several loans to one of our large commercial borrowers with total outstanding balances of $4.098 million were downgraded from satisfactory status to potential problem loan status on our internal loan grading system.  At March 31, 2010 none of the loans to that borrower was past due.

We recorded net loan charge-offs of $560 thousand during the three-month period ended March 31, 2010.  This compares to $273 thousand for the same period last year.  Annualized net loan charge-offs as a percent of average total loans outstanding was 0.39% for the three-month period ended March 31, 2010, versus 0.19% for the same period last year.  The increase in the amount of net charge-offs between comparable three-month periods were principally due to an increase in losses on loans secured by residential properties and commercial real estate.  During the first quarter of 2010, we recorded $240 thousand in losses on real estate secured loans.  This compares to no losses in these loan categories during the first quarter of 2009.

Delinquent loans, which are loans that are currently performing but where the borrower is 30 or more days late in making a scheduled payment, totaled $8.095 million or 1.40% of total loans outstanding at March 31, 2010.  By comparison, at December 31, 2009 delinquent loans totaled $8.469 million or 1.44% of total loans outstanding.  This represents a $374 thousand or 4.4% decrease in delinquent loans between the periods.  Although the level of loans 30 to 89 days delinquent decreased during the first quarter of 2010, the total level of loans 30 or more days past due increased as some loans previously classified as 30 to 89 days delinquent migrated to nonperforming status.

Impaired loans are commercial loans where management has determined that it is probable a borrower will be unable to pay all amounts due in accordance with contractual terms of his loan agreement.  The level of impaired loans increased $3.267 million or 25.2% during the first quarter of 2010, from $12.957 million at December 31, 2009 to $16.224 million at March 31, 2010.  Although the level of impaired loans increased significantly during the quarter, the specific reserve allocated to the impaired loans only totaled $531 thousand or 6.0% of the allowance for loan losses at March 31, 2010.  We attribute the moderate level of specific reserve allocated to impaired loans to our general practice of obtaining strong collateral positions in the loans we originate and hold.  If real estate values fail to stabilize or decrease further, the specific reserve allocated to impaired loans, particularly collateral-dependent impaired loans, would likely increase in future periods.

The credit quality of our debt securities portfolio is strong.  At March 31, 2010, 99.7% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moody’s credit rating services; 90.8% were rated “AAA.”  This compares to 99.6% and 89.4%, respectively, at December 31, 2009.

Index

Similarly, the credit quality of the insurance carriers that issued our bank-owned life insurance policies remained strong.  At March 31, 2010, we held fifty-six life insurance policies on fifteen current and former members of the Bank’s senior management.  The cash surrender value of these policies at March 31, 2010 totaled $17.145 million.

D. Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

Overview.  We recorded significant increases in net income and earnings per share between the comparable three-month periods ended March 31, 2010 and March 31, 2009.  During the first quarter of 2010, we recorded net income and earnings per share of $1.764 million and $0.16, respectively.  This compares to net income of $1.073 million and earnings per share of $0.10 during the first quarter of 2009.  The $691 thousand increase in net income and the $0.06 increase in earnings per share between comparable quarterly periods were due to several factors, including significant increases in net interest income and noninterest income, and a decrease in the provision for loan losses, offset, in part by significant increases in noninterest expense and taxes.

Net interest income increased $828 thousand or 11.4% between comparable periods, from $7.292 million during the first quarter of 2009 to $8.120 million during the first quarter of 2010. The increase in net interest income was largely due to a reduction in interest expense on deposit liabilities between periods. A low interest rate environment throughout 2009 and the first quarter of 2010 helped reduce our interest expense and overall cost of funds on a comparable quarter basis.

Noninterest income increased $324 thousand or 19.9% between comparable quarters, from $1.631 million in the three-month period ended March 31, 2009 to $1.955 million in the three-month period ended March 31, 2010.  The increase between the comparable quarters was largely attributed to a $186 thousand increase in net investment securities gains and a $94 thousand increase in trust fees.

During the first quarter of 2010, we recorded $800 thousand in the provision for loan losses.  This was the amount we determined necessary to increase the allowance for loan losses to a level that was adequate to absorb probable loan losses, particularly in light of increases in nonperforming loans, potential problem loans and impaired loans during the quarter.  By comparison, during the first quarter of 2009, we recorded $1.200 million in the provision for loan losses due to these factors, including a large increase in potential problem loans, as well as generally deteriorating economic conditions.

The improvement in net income due to increases in net interest income and noninterest income, and a decrease in the provision for loan losses, were partly offset by a $442 thousand or 6.9% increase in noninterest expense and a $419 thousand increase in taxes. The increase in noninterest expense between the first quarter of 2009 and the first quarter of 2010 was largely attributed to increases in salaries expense and our FDIC premium assessment, and to a lesser extent, loan collection expense and computer service fees.  The increase in taxes was largely attributed to an increased amount of income before tax in the first quarter of 2010, as compared to the first quarter of 2009.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first quarter of 2010, net interest income comprised 81% of our net revenue (net interest income plus noninterest income).  This compares to 82% in the first quarter of 2009.  For the three-month period ended March 31, 2010, our net interest income was $8.120 million.  By comparison, for the three-month period ended March 31, 2009, our net interest income was $7.292 million.  The $828 thousand or 11.4% increase in net interest income between comparable periods was primarily due to a significant decrease in funding costs.

During 2009 and the first quarter of 2010 market interest rates remained at or near historical lows.  These market conditions drove down our cost of funds and, correspondingly, our interest expense. We recorded $2.871 million of interest expense during the first quarter of 2010, as compared to $4.475 million during the first quarter of 2009.  This represented a $1.604 million or 35.8% decrease in interest expense between comparable periods.  The weighted average rate on our interest bearing liabilities decreased 81 basis points between comparable periods, from 2.30% during the first quarter of 2009 to 1.49% during the first quarter of 2010. Between comparable quarters, we reduced the average rate paid on all categories of our interest-bearing liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities. During the first quarter of 2010, we recorded $213 thousand of interest expense on our money market deposit accounts at an average rate of 0.48%.  By comparison, during the first quarter of 2009 we recorded $665 thousand of interest expense at an average rate of 1.48%.  The 100 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money

Index

market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $1.023 million between comparable quarters.  During the first quarter of 2010 the average rate paid on time and other deposit accounts was 2.22%, versus 3.18% in the first quarter of 2009, a 96 basis point decrease.

The decrease in interest expense and funding costs between comparable quarters was offset, in part, by a decrease in interest income.  Due to generally weak economic conditions during 2009, and the first quarter of 2010, we curbed our asset growth rate targets and focused the Company’s resources on increasing current period net income and shareholders’ equity.  This modification in our strategic plan resulted in a reduction in average earning assets between the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009. In particular, average earning assets decreased from $898.539 million during the first quarter of 2009 to $886.191 million during the first quarter of 2010, a $12.348 million or 1.4% decrease between the periods.  The decrease in earning assets, coupled with a drop in market interest rates decreased interest income $776 thousand or 6.6% between the periods.  We recorded $10.991 million in interest income during the first quarter of 2010, versus $11.767 million in interest income during the first quarter of 2009. The overall yield on our earning assets decreased 28 basis points, from 5.31% in the first quarter of 2009 to 5.03% in the first quarter of 2010.  Between the comparable periods, the yields on loan and investment securities decreased 19 basis points and 41 basis points, respectively.

Due to the combination of changes in interest rates and the volume and composition of our earning assets and interest bearing liabilities, our net interest margin increased between comparable quarters.  Net interest margin was 3.72% (3.90% tax equivalent) in the first quarter of 2010.  By comparison, net interest margin was 3.29% (3.46% tax equivalent) in the first quarter of 2009.

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

	For the Three Months Ended March 31,
	2010 vs. 2009
	Rate	Volume	Total
	(in thousands)
Earning assets:
Federal Funds Sold	$-	$-	$-
Interest Bearing Deposits	3	2	5
Securities	(265)	(80)	(345)
Loans	(279)	(157)	(436)
Total earning assets	(541)	(235)	(776)

Interest bearing liabilities:
Savings accounts	(22)	3	(19)
Money market accounts	(444)	(8)	(452)
NOW accounts	(123)	47	(76)
Time & other deposit accounts	(799)	(224)	(1,023)
Borrowings	17	(51)	(34)
Total interest bearing liabilities	(1,371)	(233)	(1,604)

Change in net interest income	$830	$(2)	$828

Index

Net interest income increased $828 thousand between the first quarter of 2009 and the first quarter of 2010.  Between the periods we recorded a $776 thousand decrease in interest income, versus a $1.604 million decrease in interest expense.  The decrease in interest income between comparable quarters was driven by decreases in both the volume and yield on earning assets. Similarly, the decrease in interest expense was driven by decreases in both the volume and rate on interest bearing liabilities.

Market interest rates dropped precipitously during the fourth quarter of 2008 and generally remained low throughout 2009 and the first quarter of 2010 due to weak economic conditions.  Throughout 2009, we dropped the interest rates paid on our interest bearing deposit liability accounts.  Similarly, the yields on our loans and investment securities decreased as principal amounts matured, re-indexed or were sold and reinvested.  Net interest income increased $830 thousand between comparable periods due to changes in rate factors.  Between comparable quarterly periods, the change in net interest income due to volume related factors was insignificant.  The volume of earning assets decreased $12.348 million, from $898.539 million in the first quarter of 2009, as compared to $886.191 million in the first quarter of 2010.  Similarly, the average outstanding balance of our interest bearing liabilities decreased $9.248 million, from $790.675 million during the first quarter of 2009 to $781.427 million during the first quarter of 2010.

The interest income recorded on the investment securities portfolio decreased $345 thousand between the first quarter of 2009 and the first quarter of 2010 due to both rate and volume factors.  Throughout 2009 and the first quarter of 2010, we sold substantial amounts of our available-for-sale securities portfolio to increase current period earnings, shareholders’ equity, as well as our regulatory capital ratios, in alignment with our strategic plan.  The proceeds from these sales, as well as the proceeds from other scheduled principal payments and prepayments, were largely reinvested in new lower-yielding available-for-sale securities.  These activities decreased the yield on our investment securities portfolio by 41 basis points, from 4.30% in the first quarter of 2009 to 3.89% in the first quarter of 2010.  Due to these rate factors, net interest income on securities decreased $265 thousand between the comparable quarters. The average outstanding balance of our securities also decreased moderately between comparable quarters, which reduced interest income due to volume factors by $80 thousand.

The interest income recorded on the loan portfolio decreased $436 thousand between the first quarter of 2009 and the first quarter of 2010 due to both rate and volume factors.  During the second half of 2009 and the first quarter of 2010, we curtailed some of our lending activities to mitigate credit risk and improve our regulatory capital ratios.  This resulted in a decrease in the average outstanding balance of loans between comparable quarters and a decrease in interest income due to volume factors totaling $157 thousand.  In addition, as new loans replaced maturing loans and variable rate loans re-indexed, the yield on our loan portfolio decreased 19 basis points, from 6.07% in the first quarter of 2009 to 5.88% in the first quarter of 2010.  These rate factors decreased interest income $279 thousand between the comparable quarters.

We recorded $1.794 million in interest expense on time and other deposit accounts during the first quarter of 2010, as compared to $2.817 million in the first quarter of 2009, a $1.023 million thousand or 36.3% decrease in interest expense between the periods.  Low market rates for certificates of deposit throughout 2009 and the first quarter of 2010 drove down interest expense as new and renewed certificates were opened at lower rates of interest than maturing certificates.  These rate factors decreased interest expense on time accounts $799 thousand between comparable quarters.  However, due to the low interest rates offered on the certificates the average outstanding balances decreased between comparable quarters as depositors sought other investments.  Interest expense on time accounts decreased $224 thousand between comparable quarterly periods due to the decrease in average outstanding balances.

Interest expense on money market deposit accounts decreased $452 thousand between the first quarter of 2009 and the first quarter of 2010.  As short-term interest rates decreased between comparable quarters, we lowered the interest rate paid on money market deposit accounts causing a $444 thousand decrease in interest expense due to rate factors.  Due to the lower interest rates offered on the money market accounts between comparable quarterly periods outstanding balances decreased slightly.  Interest expense on money market accounts decreased $8 thousand between comparable quarterly periods due to a slight decrease in average outstanding balances.

The average rate paid on NOW accounts decreased from 0.90% in the first quarter of 2009 to 0.48% in the first quarter of 2010.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $102.502 million in the first quarter of 2009 to $128.100 million in the first quarter of 2010 due principally to an increase in municipal deposits.  Between comparable periods, interest expense on NOW accounts decreased $76 thousand.  The increase

Index

in the volume of NOW accounts increased interest expense $47 thousand between comparable periods, but was offset by a $123 thousand decrease in interest expense due to a decrease in rate.

In 2009 we decreased the interest rates paid on savings accounts.  The decrease in interest rates paid on these accounts caused a $22 thousand decrease in interest expense between comparable quarters, but it was offset, slightly, by a $3 thousand increase in interest expense due to an increase in average volume.

 The average rate on borrowings increased from 3.60% during the first quarter of 2009 to 3.68% during the first quarter of 2010.  The substantial majority of our borrowings are long-term fixed rate advances obtained at the FHLBNY.  These borrowings were primarily used to fund the long-term fixed rate loans we originate for our borrowers.  Between comparable quarters, we recorded only moderate levels of principal repayment on these borrowings and did not secure any new long-term borrowings.  Therefore, the rate on these borrowings did not change significantly between comparable quarterly periods.  In addition, approximately 81% of the borrowings were classified as long-term in the first quarter of 2010, versus approximately 74% being classified as long-term in the first quarter of 2009.  Since the rate on short-term borrowings was less than the rate on long-term borrowings in both periods, the weighted average rate on total borrowings increased 8 basis points between the comparable periods primarily due to a change in the composition of borrowings.  This resulted in a $17 thousand increase in interest expense due to rate between the quarters.  Conversely, the decrease in the average volume of our borrowings decreased interest expense $51 thousand between comparable periods in connection with our strategy to deleverage the Company.

Provision for Loan Losses.  We recorded $800 thousand in the provision for loan losses during the first quarter of 2010.  This compares to $1.200 million recorded in the provision for loan losses during the first quarter of 2009. This represents a $400 thousand or 33.3% decrease between the periods.  Although the credit quality of our loan portfolio weakened during the first quarter of 2010, the rate at which it weakened slowed.  Potential problem loans increased $2.163 million during the first quarter of 2010.  By comparison during the first quarter of 2009 we faced rapidly deteriorating economic conditions and experienced a $10.019 million increase in potential problem loans. Loans 30 to 89 days past due (excluding nonperforming loans) decreased $374 thousand or 4.4%, from $8.469 million at December 31, 2009 to $8.095 million at March 31, 2010.  Nonperforming loans increased $1.138 million or 8.8% during the first quarter of 2010 to $14.018 million or 2.43% of loans outstanding.  This compares to $12.880 million or 2.19% of loans outstanding at December 31, 2009.  Net charge-offs for the first quarter of 2010 were $560 thousand, versus $273 thousand during the first quarter of 2009.  For comparative purposes, we recorded $850 thousand in the provision for loan losses during the fourth quarter of 2009

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, commission income, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  Noninterest income increased in the first quarter of 2010, as compared to first quarter of 2009 due principally to a significant increase in net investment securities gains and trust fees.  Specifically, total noninterest income increased from $1.631 million in the first quarter of 2009 to $1.955 million in the first quarter of 2010, a $324 thousand or 19.9% increase.

Net investment securities gains increased $186 thousand or 42.2%, from $441 thousand in the first quarter of 2009 to $627 thousand in the first quarter of 2010.  During the first quarter of 2010, we recorded $590 thousand of net gains on the sales and calls of $20.889 million of available-for-sale investment securities.  This compares to $520 thousand of net gains recorded during the first quarter of 2009.  As interest rates remained low during the first quarter of 2010, we captured gains by selling selected available-for-sale investment securities.  In addition, we recorded $37 thousand of net investment securities gains on our trading portfolio in the first quarter of 2010.  This compares to $79 thousand in net investment securities loss on the trading portfolio during the first quarter of 2009.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

We recorded a $94 thousand or 29.0% increase in trust fees between the first quarter of 2009 and the first quarter of 2010.  In particular, we recorded $418 thousand in trust fees during the first quarter of 2010, versus $324 thousand during the first quarter of 2009.  The increase in trust fees between comparable quarters was attributable to a few factors.  First, between comparable quarters the value of the securities held in our trust and investment division increased substantially due to a significant improvement in the Unites States and global equity markets.  Since our trust and investment management fees are based, in part, on the value of the assets held by the various accounts, we experienced a substantial increase in these fees between comparable quarters.  Second, we increased fees on selected accounts in mid-2009, which increased fees on a comparative quarterly basis. Third, we secured several new trust account relationships during 2009, which provided incremental revenue on a comparative quarterly basis.

Index

Other categories of noninterest income, including service charges on deposit accounts, net gain on sale of loans, income on bank-owned life insurance, other service fees and other income, contributed (on a net basis) $44 thousand of additional noninterest income between comparable periods.  On a combined basis, during the first quarter of 2010 we recorded $910 thousand of revenue within these categories of noninterest income, as compared to $866 thousand during the first quarter of 2009.  Due to pending changes in customer overdraft regulation, we expect to experience up to a $100 thousand decrease in our service charges on deposit accounts beginning in the third quarter of 2010.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessment, loan collection expense and other miscellaneous expenses.  Total noninterest expense increased $442 thousand or 6.9% on a comparable quarter basis, from $6.381 million in the first quarter of 2009 to $6.823 million in the first quarter of 2010.  The substantial increase in total noninterest expense between comparable quarters was principally due to an increase in salaries and our FDIC premium assessment.  Most of the other noninterest expense categories decreased on a comparative quarter basis.

Salaries expense increased $335 thousand or 12.3% between the first quarter of 2010 and the first quarter of 2009 due to general wage and incentive compensation increases between the periods totaling $241 thousand.  In addition, we recorded a $94 thousand increase in executive deferred compensation expenses.  Specifically, we recorded $34 thousand in executive deferred compensation expense during the first quarter of 2010, versus a $60 thousand reduction to salaries expense during the first quarter of 2009.

We recorded $446 thousand in FDIC premium expense during the first quarter of 2010, versus $91 thousand in the first quarter of 2009, a $355 thousand increase between the periods.  During the first quarter of 2009, we offset a portion of our FDIC premium assessment with credits previously provided by the FDIC.  In addition, the amount of insured deposits and the FDIC premium assessment formula rate increased between comparable quarters.

Loan collection expense includes the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During the first quarter of 2010, we incurred and paid past due taxes and lapsed insurance premiums for our borrowers and incurred $120 thousand in expense, as compared to $73 thousand in similar expenses for the first quarter of 2009.

Employee benefits expense, occupancy expenses, furniture and equipment expense, computer service fees, advertising and marketing expense and professional fees decreased moderately (on a net basis) between the first quarter of 2009 and the first quarter of 2010.  More specifically, we recorded $2.397 million in these noninterest expense categories during the first quarter of 2010, versus $2.542 million in the first quarter of 2009, a $145 thousand or 5.7% decrease between the periods.  The decrease in these noninterest expense categories was largely due to the curtailment of our asset growth plan between comparable periods.  In addition, other miscellaneous expenses decreased $150 thousand or 15.9%, from $944 thousand in the first quarter of 2009 to $794 thousand in the first quarter of 2010.

Income Taxes.  Income tax expense increased $419 thousand, from $269 thousand during the first quarter of 2009 to $688 thousand during the first quarter of 2010.  The increase in income tax expense was primarily due to a significant increase in income before tax.  The effective tax rate increased between periods, from 20.0% in the first quarter of 2009 to 28.1% in the first quarter of 2010.  In the first quarter of 2010 a larger proportion of our income was derived from taxable revenues and activities, whereas during the first quarter of 2009 a substantial portion of our revenues were derived from nontaxable sources such as municipal bonds and notes and bank-owned life insurance.

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

Index

●	maintaining the appropriate levels of currency throughout our branch system to meet the daily cash needs of our customers,
●	balancing our mandated deposit or “reserve” requirements at the Federal Reserve Bank of New York,
●	maintaining adequate cash balances at our correspondent banks, and
●	assuring that adequate levels of overnight funds, liquid assets, and borrowing resources are available to meet obligations, including reasonably anticipated daily fluctuations.

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Bank’s Asset and Liability Committee and Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, at March 31, 2010 the Bank maintained sufficient levels of liquidity to meet its anticipated and unanticipated funding needs.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	March 31, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$34,401	$34,043
Available-for-Sale and Held-to-Maturity investment securities at estimated fair value less securities pledged for state and municipal deposits and borrowings	$44,762	$4,890
Total loan to total asset ratio	61.5%	64.8%
FHLBNY remaining borrowing capacity	$15,913	$16,832
Available correspondent bank lines of credit	$12,000	$12,000
Brokered certificate of deposit line of credit	$83,112	$90,332

Between December 31, 2009 and March 31, 2010, our overall liquidity position improved significantly.  At March 31, 2010 we maintained $34.401 million in cash and cash equivalents, $44.762 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities, and $27.913 million of readily available lines of credit at other banks (excluding the brokered certificate of deposit line of credit) to fund any anticipated or unanticipated growth in earning assets.  This compares to $34.043 million in cash and cash equivalents, $4.890 million in unpledged available-for-sale (at estimated fair value) and held-to-

Index

maturity investment securities, and $28.832 million of readily available lines of credit at other banks on December 31, 2009.  Including our brokered certificate of deposit line of credit, our potential funding sources provided $190.188 million of short- and long-term liquidity at March 31, 2010, as compared to $158.097 million at December 31, 2009, a $32.091 million increase between periods.  Our total loan to total asset ratios of 61.5% at March 31, 2010 and 64.8% at December 31, 2009 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and standby letters of credit decreased between December 31, 2009 and March 31, 2010.  Commitments to extend credit and standby letters of credit totaled $107.979 million at March 31, 2010, versus $110.310 million at December 31, 2009, a $2.331 million or 2.1% decrease.  The decrease between periods was principally due to decreases in commercial line of credit commitments, offset, in part, by an increase in commitments to fund commercial real estate construction loans.  Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly from quarter to quarter.  We, however, will closely monitor our liquidity position over the next several quarters to assure adequate levels of short-term funding are available to fund our off-balance sheet commitments.

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

Total shareholders’ equity increased $1.415 million or 1.9% between December 31, 2009 and March 31, 2010.  Total shareholders’ equity was $74.334 million at March 31, 2010, as compared to $72.919 million at December 31, 2009.  The net increase in shareholders’ equity between periods was due to a few factors.  During the first quarter of 2010, we recorded net income of $1.764 million.  In addition, we recorded a $119 thousand increase in accumulated other comprehensive income due to an increase, net of tax in the market value of our available-for-sale investment securities portfolio and $51 thousand decrease in the net actuarial loss on our defined benefit plan.  These were offset, in part, by cash dividend payments totaling $642 thousand.  And finally, during the first quarter of 2010, we raised $122 thousand of shareholders’ equity by reissuing our common stock through a Dividend Reinvestment and Direct Stock Purchase Plan (“the Plan”).  The Company registered 3,457,960 treasury shares with the SEC under the Plan and reissued 17,345 of these shares during the first quarter of 2010.  Under the Plan, the Company’s registered shareholders may reinvest all or part of their dividend payments on each dividend payable date, and/or purchase additional shares monthly through the optional cash investment feature.  In addition, prospective shareholders may purchase the shares directly from the Company.  The maximum amount of optional cash investments that can be made by individual participants is $300,000 in any calendar year.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes Tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to average assets ratio of 5.0%, a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at March 31, 2010 and December 31, 2009.

In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Bank’s Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total

Index

capital to risk-weighted assets ratio at March 31, 2010 were 7.70%, 11.87% and 13.13%, respectively.  This compares to 7.72%, 11.34% and 12.59%, respectively, at December 31, 2009.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At March 31, 2010, under statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $9.345 million.  These statutory limitations notwithstanding, the Bank entered into an informal agreement with the OCC during the third quarter of 2009, which requires the Bank’s Board of Directors to obtain OCC approval prior to declaring a dividend.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies and practices, capital guidelines, and applicable laws.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable.

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

ITEM 4T:  Controls and Procedures

This item is not applicable.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At March 31, 2010 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Index

Neither the Company, the Bank, nor any of the Bank’s subsidiaries has been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the first quarter of 2010 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 12, 2010.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A.  Not applicable.

B.  Not applicable.

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

None

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended March 31, 2010.

ITEM 4: REMOVED AND RESERVED

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Douglas C. Gulotty	Date:	May 7, 2010

Douglas C. Gulotty
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Date:	May 7, 2010

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