Form 10-Q
period 2010-06-30
Wilber CORP
filed 2010-08-09
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 3, 2010 there were issued and outstanding 10,715,044 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

RECENT DEVELOPMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.	General
B.	Financial Condition and Performance Overview
C.	Comparison of Financial Condition at June 30, 2010 and December 31, 2009
D.	Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009
E.	Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009
F.	Liquidity
G.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

ITEM 4T:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	(REMOVED AND RESERVED)

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

RECENT DEVELOPMENTS

Departure of President and Chief Executive Officer.  As reported on a Form 8-K filed with the SEC on August 6, 2010, Douglas C. Gulotty, left his office as President and Chief Executive Officer, as well as Director, of The Wilber Corporation (the “Company”) and Wilber National Bank (the “Bank”), the Corporation’s wholly-owned subsidiary.

Until a permanent appointment can be made, Joseph E. Sutaris will perform functions similar to those of President and Chief Executive Officer of the Company and the Bank. Mr. Sutaris has been with the Bank since 1995, and has been the Chief Financial Officer of the Company and the Bank since 2003 and Treasurer since 2004.  He has also served as Secretary of the Bank since 1998 and Secretary of the Company from 1998 to 2004, with his reappointment to that position in 2006.  In 2007, Mr. Sutaris was appointed Executive Vice President of the Company and the Bank. At this time, Mr. Sutaris will continue to serve in these other positions, as well as performing functions similar to those of President and Chief Executive Officer.  More details about Mr. Sutaris’ background and experience are set forth in the Corporation’s Proxy Statement for the 2010 Annual Meeting filed with the Securities and Exchange Commission on March 23, 2010.

Financial Industry Reform Legislation.  President Obama signed The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) into law on July 21, 2010. The Act is intended to restore public confidence in the financial system and prevent future financial crises through early detection and enhanced regulation and supervision. This 2,300 page legislation affects almost every aspect of the U.S. financial services industry and delegates to the financial regulators very broad rule making power. In summary, the portions of the Act that could affect the Company and its competitors include: i) new regulatory resolution authority and creation of the Financial Stability Oversight Council to monitor and mitigate systemic risk; ii) Federal Reserve regulation of nonbank financial companies such as insurance companies and investment firms; iii) new capital regulations; iv) the creation of the Consumer Financial Protection Bureau as a separate, independent body within the Federal Reserve with broad power to regulate retail financial products and services; v) enhancements of  the SEC’s enforcement authority; vi) authority for the SEC to adopt rules giving nominating shareholders access to the issuer’s proxy; and vii) enhanced disclosure of executive compensation and shareholders’ right to a “say-on-pay” vote on executive compensation. The Company will be better able to assess the Act’s effect on its business as the financial regulators fulfill their mandate to adopt implementing regulations.

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)
	June 30,	December 31,
in thousands except share and per share data	2010	2009
Assets
Cash and Due from Banks	$9,017	$10,004
Interest Bearing Balances with Banks	53,689	22,648
Federal Funds Sold	781	1,391
Total Cash and Cash Equivalents	63,487	34,043
Securities
Trading, at Fair Value	1,003	1,165
Available-for-Sale, at Fair Value	198,354	173,302
Held-to-Maturity, Fair Value of $67,902 at June 30, 2010 and $70,147 at December 31, 2009	65,834	69,391
Other Investments	5,857	5,941
Loans Held for Sale	3,210	576
Loans	559,788	587,237
Allowance for Loan Losses	(10,046)	(8,622)
Loans, Net	549,742	578,615
Premises and Equipment, Net	5,648	6,004
Bank Owned Life Insurance	17,294	16,994
Goodwill	4,619	4,619
Pension Asset	1,372	1,247
Other Assets	12,848	15,036
Total Assets	$929,268	$906,933

Liabilities and Shareholders’ Equity
Deposits:
Demand	$68,349	$70,437
Savings, NOW and Money Market Deposit Accounts	372,751	365,908
Certificates of Deposit (Over $100M)	134,811	125,418
Certificates of Deposit (Under $100M)	175,799	165,278
Other Deposits	26,823	26,699
Total Deposits	778,533	753,740
Short-Term Borrowings	9,546	12,650
Long-Term Borrowings	58,509	60,939
Other Liabilities	5,620	6,685
Total Liabilities	852,208	834,014

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized, and 13,961,664 Shares Issued at June 30, 2010 and December 31, 2009	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	99,773	98,222
Accumulated Other Comprehensive Loss	(498)	(2,866)
Treasury Stock at Cost, 3,244,219 Shares at June 30, 2010 and 3,273,555 Shares at December 31, 2009	(26,560)	(26,801)
Restricted Stock, 3,186 Shares at June 30, 2010 and 0 Shares at December 31, 2009	(19)	-
Total Shareholders’ Equity	77,060	72,919
Total Liabilities and Shareholders’ Equity	$929,268	$906,933

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands except share and per share data	2010	2009	2010	2009
Interest and Dividend Income
Interest and Fees on Loans	$8,033	$8,841	$16,493	$17,737
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	2,214	2,342	4,202	4,702
State and Municipal Obligations	487	408	952	848
Other	49	156	108	213
Interest on Federal Funds Sold and Interest Bearing Balances at Other Banks	21	18	40	32
Total Interest and Dividend Income	10,804	11,765	21,795	23,532

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	391	835	800	1,791
Certificates of Deposit (Over $100M)	642	800	1,257	1,824
Certificates of Deposit (Under $100M)	1,131	1,395	2,194	3,062
Other Deposits	118	124	234	250
Interest on Short-Term Borrowings	10	15	24	53
Interest on Long-Term Borrowings	650	657	1,304	1,321
Total Interest Expense	2,942	3,826	5,813	8,301
Net Interest Income	7,862	7,939	15,982	15,231
Provision for Loan Losses	1,875	950	2,675	2,150
Net Interest Income After Provision for Loan Losses	5,987	6,989	13,307	13,081

Noninterest Income
Trust Fees	451	388	869	712
Service Charges on Deposit Accounts	390	450	795	863
Investment Security Gains, Net	1,120	1,009	1,747	1,450
Net Gain on Sale of Loans	91	125	171	180
Increase in Cash Surrender Value of Bank Owned Life Insurance	149	147	300	294
Other Service Fees	188	172	368	342
Other Income	90	136	184	217
Total Noninterest Income	2,479	2,427	4,434	4,058

Noninterest Expense
Salaries	2,999	3,202	6,065	5,933
Employee Benefits	721	820	1,540	1,675
Occupancy Expense of Company Premises	469	473	1,015	1,060
Furniture and Equipment Expense	232	262	469	513
Computer Service Fees	402	426	818	838
Advertising and Marketing	128	126	249	282
Professional Fees	308	222	566	503
FDIC Premium Assessment	447	574	893	665
Loan Collection Expense	414	213	534	286
Other Miscellaneous Expenses	1,013	868	1,807	1,812
Total Noninterest Expense	7,133	7,186	13,956	13,567
Income Before Taxes	1,333	2,230	3,785	3,572
Income Taxes	(218)	(637)	(906)	(906)

Net Income	$1,115	$1,593	$2,879	$2,666

Basic and Diluted Earnings Per Share	$0.10	$0.15	$0.27	$0.25

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury	Restricted
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Stock	Total
Balance at December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$-	$67,459
Comprehensive Income:
Net Income	-	-	2,666	-	-	-	2,666
Change in Net Unrealized Gain on Securities, Net of Taxes	-	-	-	172	-	-	172
Change in Net Actuarial Loss on Defined Benefit Plan, Net of Taxes	-	-	-	146	-	-	146
Total Comprehensive Income							2,984
Cash Dividends ($0.155 per share)	-	-	(1,629)	-	-	-	(1,629)
Balance at June 30, 2009	$140	$4,224	$95,003	$(2,242)	$(28,311)	$-	$68,814

Balance at December 31, 2009	$140	$4,224	$98,222	$(2,866)	$(26,801)	$-	$72,919
Comprehensive Income:
Net Income	-	-	2,879	-	-	-	2,879
Change in Net Unrealized Gain on Securities, Net of Taxes	-	-	-	2,267	-	-	2,267
Change in Net Actuarial Loss on Defined Benefit Plan, Net of Taxes	-	-	-	101	-	-	101
Total Comprehensive Income							5,247
Cash Dividends ($0.12 per share)	-	-	(1,284)	-	-	-	(1,284)
Sale of Treasury Stock under Dividend Reinvestment and Direct Stock Purchase Plan (26,150 shares)	-	-	(39)	-	216	-	177
Issuance of Restricted Stock (3,186 shares)	-	-	(5)	-	25	(20)	-
Amortization of Restricted Stock	-	-	-	-	-	1	1
Balance at June 30, 2010	$140	$4,224	$99,773	$(498)	$(26,560)	$(19)	$77,060

See accompanying notes to unaudited consolidated interim financial statements.

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended
	June 30,
in thousands	2010	2009
Cash Flows from Operating Activities:
Net Income	$2,879	$2,666
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Provision for Loan Losses	2,675	2,150
Depreciation and Amortization	686	862
Net Amortization of Premiums and Accretion of Discounts on Investments	475	242
Available-for-Sale Security Gains, net	(1,789)	(1,432)
Net Loss on Disposal of Fixed Assets	9	-
Other Real Estate Losses	136	134
Increase in Cash Surrender Value of Bank Owned Life Insurance	(300)	(294)
Net Decrease in Trading Securities	120	129
Net Losses (Gains) on Trading Securities	42	(18)
Net Gain on Sale of Mortgage Loans	(171)	(180)
Originations of Mortgage Loans Held for Sale	(6,989)	(8,836)
Proceeds from Sale of Mortgage Loans Held for Sale	6,826	8,325
Decrease (Increase) in Other Assets	749	(803)
(Decrease) Increase in Other Liabilities	(1,065)	533
Net Cash Provided by Operating Activities	4,283	3,478

Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	12,518	3,892
Proceeds from Maturities of Available-for-Sale Investment Securities	24,455	28,390
Proceeds from Sales and Calls of Available-for-Sale Investment Securities	72,096	54,889
Purchases of Held-to Maturity Investment Securities	(9,065)	(23,256)
Purchases of Available-for-Sale Investment Securities	(116,488)	(70,536)
Net Decrease (Increase) in Other Investments	84	(126)
Net Decrease (Increase) in Loans	22,356	(24,659)
Purchase of Premises and Equipment, Net of Disposals	(110)	(348)
Proceeds from Sale of Premises and Equipment	35	-
Proceeds from Sale of Other Real Estate	1,128	-
Net Cash Provided by (Used in) Investing Activities	7,009	(31,754)

Cash Flows from Financing Activities:
Net Increase in Demand, Savings, NOW, Money Market and Other Deposits	4,879	75,002
Net Increase (Decrease) in Certificates of Deposit	19,914	(55,951)
Net Decrease in Short-Term Borrowings	(3,104)	(6,863)
Increase in Long-Term Borrowings	50	57
Repayment of Long-Term Borrowings	(2,480)	(2,233)
Sale of Treasury Stock	177	-
Cash Dividends Paid	(1,284)	(1,628)
Net Cash Provided by Financing Activities	18,152	8,384
Net Increase (Decrease) in Cash and Cash Equivalents	29,444	(19,892)
Cash and Cash Equivalents at Beginning of Period	34,043	44,421
Cash and Cash Equivalents at End of Period	$63,487	$24,529

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$5,786	$8,522
Income Taxes	1,422	726
Non Cash Investing Activities:
Change in Net Unrealized Gain on Securities, Net of Tax	2,267	172
Transfer of Loans to Other Real Estate	1,376	203
Transfer of Loans to Loans Held for Sale	2,300	-

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

The data in the consolidated statement of condition for December 31, 2009 was derived from the Company's 2009 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition, consolidated statements of income, consolidated statements of cash flows, and consolidated statements of changes in shareholders’ equity and comprehensive income as of December 31, 2009 and 2008.  That data, along with the unaudited interim financial information presented in the consolidated statement of condition as of June 30, 2010, the consolidated statements of income for the three and six-month periods ended June 30, 2010 and 2009, the consolidated statements of cash flows and the consolidated statements of changes in shareholders' equity and comprehensive income for the six-month periods ended June 30, 2010 and 2009, should be read in conjunction with the 2009 consolidated financial statements, including the notes thereto.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Restricted Stock Plan - In 2008 the Company’s shareholders established an Omnibus Incentive Plan (the “Omnibus Plan”).  The Omnibus Plan permits the granting of cash-based awards, restricted stock, restricted stock units, covered employee annual incentive awards and other stock-based awards, other than stock options, for a select group of management or highly compensated employees and directors of the Company.  In connection with the Omnibus Plan, the Board approved individual incentive plans for the then President and Chief Executive Officer (“CEO”) and the Executive Vice President (“EVP”) and Chief Financial Officer (“CFO”), to be contingent upon the Company meeting certain performance goals.  As a result of the 2009 performance goals being met, in January 2010, both the then President and CEO and the EVP and CFO were awarded restricted stock as part of the Omnibus Plan.  The restricted stock will become vested at a rate of twenty five percent per year for the next four years.  The related compensation expense will be recognized over the four year vesting life and will be offset within the shareholder equity account of the Company.  As a result of the granting of these awards, in addition to reporting basic earnings per share (“EPS”), the Company will report diluted EPS, which reflects the potential dilution that could occur assuming complete vesting of the restricted stock.

The Board expanded the Omnibus Plan in January 2010, to include the Senior Vice Presidents and the Regional Presidents, who will be eligible for the benefits of the Plan commencing in 2011, if the performance goals for 2010 are met.

Note 1. Summary of Significant Accounting Policies, Continued

Recently Adopted Accounting Pronouncements – On January 1, 2010, the Company adopted the provisions of the Accounting Standards Codification (“ASC”) Topic 860-10-50, Transfers and Servicing-Overall-Disclosures as updated by Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets.  The standard enhances the reporting for transfers of financial assets, including securitization transactions.  It also requires companies to report where they have continuing exposure to the risks related to transferred financial assets and eliminates the concept of a "qualifying special-purpose entity."  In addition, it changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period.  This standard also requires additional year-end and interim disclosures.  The standard must be applied to transfers that occurred before and after its effective date.  The adoption of ASC Topic 860-10-50 had no impact on the Company’s financial statements.

On January 1, 2010, the Company adopted ASC topic 810-10-50, Consolidation-Overall-Disclosures as amended by ASU 2009-17, Consolidation-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This standard also requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  The standard also requires additional year-end and interim disclosures.  In February 2010, ASU 2010-10, Consolidation-Amendments for Certain Investment Funds was issued which provides an indefinite deferral of ASC topic 810-10 for certain entities.  Entities that meet the criteria for deferral of consolidation guidance are still required to provide disclosures required by the topic.  The update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest.  It clarifies that a quantitative calculation should not be the only basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest.  The adoption of ASC Topic 810-10-50 had no impact on the Company’s financial statements.

In January 2010, a clarification ASU 2010-06, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements was issued for ASC topic 820-10-50, Fair Value Measurements and Disclosures.  The amendments in ASU 2010-06 require companies to provide a separate disclosure for transfers in and out of Levels 1 and 2, including a description of the reasons for the transfer.  The amendments also require companies to report activity in Level 3 fair value measurements on a gross basis, including information about purchases, sales, issuances and settlements.  The amendments also clarify existing disclosures related to disaggregated reporting, model inputs and valuation techniques.  The new disclosures were effective for the first quarter of 2010, except for the gross reporting of Level 3 activity, which is effective beginning the first quarter of 2011.  These amendments resulted in additional disclosures in our interim and annual reports.

Subsequent Events – The Company has evaluated whether any subsequent events that require recognition or disclosure have taken place through the date these financial statements were issued.  There were no subsequent events that materially affected these Consolidated Financial Statements.

Note 2. Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the potential dilutive effect that could occur upon the assumed exercise of restricted stock awards.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands except share and per share data	2010	2009	2010	2009
Basic Earnings Per Share
Net income applicable to common shareholders	$1,115	$1,593	$2,879	$2,666
Weighted average common shares outstanding	10,707,015	10,503,704	10,702,595	10,503,704
Basic earnings per share	$0.10	$0.15	$0.27	$0.25

Diluted Earnings Per Share
Net income applicable to common shareholders	$1,115	$1,593	$2,879	$2,666
Weighted average common shares outstanding	10,707,015	10,503,704	10,702,595	10,503,704
Effect of assumed exercise of average restricted stock shares	185	-	164	-
Diluted average common shares outstanding	10,707,200	10,503,704	10,702,759	10,503,704
Diluted earnings per share	$0.10	$0.15	$0.27	$0.25

Note 3. Investment Securities

The amortized cost and fair value of investment securities are shown in the table below.  The trading securities are comprised of mutual funds and individual equity and debt securities held for the Company's executive deferred compensation plan.

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$31,054	$696	$58	$31,692
Mortgage-Backed Securities	162,188	4,222	2	166,408
Other	254	-	-	254
	$193,496	$4,918	$60	$198,354

Trading Portfolio	$1,085	$36	$118	$1,003

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$10,983	$276	$1	$11,258
Mortgage-Backed Securities	54,851	1,805	12	56,644
	$65,834	$2,081	$13	$67,902

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$32,872	$496	$412	$32,956
Mortgage-Backed Securities	139,192	1,800	724	140,268
Other	78	-	-	78
	$172,142	$2,296	$1,136	$173,302

Trading Portfolio	$1,194	$55	$84	$1,165

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$14,407	$277	$6	$14,678
Mortgage-Backed Securities	54,984	832	347	55,469
	$69,391	$1,109	$353	$70,147

The following tables provide information on temporarily impaired securities:

	June 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$4,626	$58	$104	$1	$4,730	$59
Mortgage-Backed Securities	2,460	14	-	-	2,460	14
	$7,086	$72	$104	$1	$7,190	$73

Note 3. Investment Securities, Continued

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political	$10,567	$415	$67	$3	$10,634	$418
Subdivisions
Mortgage-Backed Securities	73,663	1,027	1,422	44	75,085	1,071
	$84,230	$1,442	$1,489	$47	$85,719	$1,489

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

	June 30, 2010
	Amortized	Estimated
in thousands	Cost	Fair Value
Available-for-Sale Securities
Due in One Year or Less	$5,930	$5,965
Due After One Year Through Five Years	5,841	6,009
Due After Five Years Through Ten Years	10,971	11,244
Due After Ten Years	170,500	174,882
	$193,242	$198,100

	June 30, 2010
	Amortized	Estimated
in thousands	Cost	Fair Value
Held-to-Maturity Securities
Due in One Year or Less	$4,739	$4,824
Due After One Year Through Five Years	12,990	13,645
Due After Five Years Through Ten Years	7,561	7,800
Due After Ten Years	40,544	41,633
	$65,834	$67,902

Note 3. Investment Securities, Continued

Proceeds from sales and calls of available-for sale investment securities were $72.096 million and $54.889 million for the six months ended June 30, 2010 and 2009, respectively.  For the three months ended June 30, 2010, the Company recorded proceeds of $51.206 million and $38.330 million for the three months ended June 30, 2009.

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale and held-to-maturity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands	2010	2009	2010	2009
Gross Gains	$1,199	$913	$1,789	$1,433
Gross Losses	-	1	-	1
Net Securities Gains	$1,199	$912	$1,789	$1,432

Federal Home Loan Bank of New York ("FHLBNY") and Federal Reserve Bank stock totaling $3.959 million at June 30, 2010 and $4.039 million at December 31, 2009 is carried at cost as fair values are not readily determinable.  Both investments are classified in other investments on the Company's consolidated statements of condition and are required for membership.  The FHLBNY common stock we own enables us to borrow funds under the FHLBNY advance program and qualify for membership.  As a member of the FHLBNY, the Company is required to hold shares of Federal Home Loan Bank stock. The Company’s holding requirement varies based on its activities, primarily its outstanding borrowings, with the FHLBNY.  The Company’s investment in FHLBNY stock is carried at cost.  The Company conducts a periodic review and evaluation of its Federal Home Loan Bank stock to determine if any impairment exists. The factors considered include, among other things, significant deterioration in earnings performance, credit rating, asset quality; significant adverse change in the regulatory or economic environment; and other factors that raise significant concerns about the ability for a Federal Home Loan Bank to continue as a going concern.

At June 30, 2010, investment securities with an amortized cost of $230.865 million and an estimated fair value of $236.998 million were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:
	June 30,	June 30,
in thousands	2010	2009
Balance at Beginning of Year	$8,622	$7,564
Provision for Loan Losses	2,675	2,150
Recoveries Credited	332	390
Loans Charged-Off	(1,583)	(1,266)
Ending Balance	$10,046	$8,838

The following provides information on impaired loans as of the following period ends:

	June 30,	December 31,
in thousands	2010	2009
Impaired Loans	$22,148	$12,957
Allowance for Impaired Loans	1,142	721

At June 30, 2010, $9.540 million of the impaired loans had a specific reserve allocation of $1.142 million compared to $5.844 million of impaired loans at December 31, 2009 with a related reserve allocation of $721 thousand.  The average recorded investment in impaired loans for the six months ended June 30, 2010 and 2009 were $17.110 million and $10.392 million, respectively.  For the three months ended June 30, 2010 and 2009, the average recorded investment in impaired loans were $19.186 million and $11.278 million, respectively.

The Company recorded interest income related to impaired loans of $7 thousand and $17 thousand for the six months ended June 30, 2010 and 2009, respectively.  For the three months ended June 30, 2010 and 2009, the Company recorded interest income related to impaired loans of $3 thousand and $8 thousand, respectively.

The following table sets forth information with regards to nonperforming loans:

	June 30,	December 31,
in thousands	2010	2009
Loans in Nonaccrual Status	$22,277	$12,149
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	152	731
Total Nonperforming Loans	$22,429	$12,880

The Company did not record any interest income related to nonaccrual loans for the six months ended June 30, 2010 and 2009, respectively.  Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $584 thousand and $336 thousand would have been recorded for the six months ended June 30, 2010 and 2009, respectively, and for the three months ended June 30, 2010 and 2009, the Company would have recorded $342 thousand and $228 thousand, respectively.

Note 5. Guarantees

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

The estimated fair value of the Company’s stand-by letters of credit was $10 thousand and $16 thousand at June 30, 2010 and December 31, 2009, respectively.  The estimated fair value of standby letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s standby letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each standby letter of credit to the respective dates above.

Note 6. Employee Benefit Plans

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

The components of net periodic benefit expense for pension and split-dollar life insurance plans are:

			Split-Dollar Life				Split-Dollar Life
	Pension Benefit		Insurance Benefit		Pension Benefit		Insurance Benefit

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
in thousands	2010	2009	2010	2009	2010	2009	2010	2009
Service Cost	$32	$38	$-	$6	$64	$76	$-	$12
Interest Cost	239	240	15	26	478	480	29	52
Cost of Insurance Payments	-	-	(14)	(11)	-	-	(27)	(22)
Expected Return on Plan Assets	(334)	(279)	-	-	(668)	(558)	-	-
Net Amortization	82	119	1	-	164	237	1	-
	$19	$118	$2	$21	$38	$235	$3	$42

For the three months ended June 30, 1010, the Company recorded, net of tax, as amortization of pension amounts previously recognized in accumulated other comprehensive income $50 thousand, as compared to $73 thousand for the three months ending June 30, 2009.  For the six months ended June 30, 2010, the Company recorded, net of tax, as amortization of pension amounts previously recognized in accumulated other comprehensive income $101 thousand, as compared to $146 thousand for the six months ending June 30,2009.

Note 7. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands	2010	2009	2010	2009
Unrealized Holding Gains Arising During the Period, Net of Tax (Pre-tax Amount of $4,702, $453, $5,486 and $1,714)	$2,883	$277	$3,364	$1,050
Reclassification Adjustment for Gains Realized in Net Income During the Period, Net of Tax (Pre-tax Amount of ($1,199), ($912), ($1,789) and ($1,432)	(735)	(559)	(1,097)	(878)
Change in Pension Asset (Pre-tax Amount of $82, $119, $164 and $237)	50	73	101	146
Other Comprehensive Income	$2,198	$(209)	$2,368	$318

Note 8. Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at June 30, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1
	Quoted
	Prices in	Level 2
	Active	Significant	Level 3
	Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	June 30,
in thousands	Assets	Inputs	Inputs	2010
Trading securities
Cash and equivalents	$85			$85
Fixed income securities	261			261
Equity securities	657			657
Total trading securities	$1,003			$1,003

Available-for-sale debt securities
Obligations of states and political subdivisions		$31,692		$31,692
Mortgage-backed securities		166,408		166,408
Total available-for-sale debt securities	$-	$198,100	$-	$198,100

Available-for-sale equity securities
Financial services industry		$50		$50
Other	$204			204
Total available-for-sale equity securities	$204	$50	$-	$254

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

The Company reported no significant transfers in and out of Levels 1 and 2 during the first two quarters of 2010.

Disclosure is required of assets and liabilities measured and recorded at fair value on a non-recurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  The following table details the fair value of those asset categories measured during the six-month period ended June 30, 2010:

Note 8. Disclosures about Fair Value of Financial Instruments, Continued

	Level 1
	Quoted
	Prices in	Level 2
	Active	Significant	Level 3
	Markets	Other	Significant	Total
	for Identical	Observable	Unobservable	Gain
in thousands	Assets	Inputs	Inputs	(Loss)
Loans Held for Sale		$2,300		$(300)
Other Real Estate Owned	$-		$1,652	$69
Collateral Dependent Impaired Loans			$8,093	$(901)

A commercial loan with a carrying amount of $2.600 million was written down to its fair value of $2.300 million, resulting in a charge off of $300 thousand which was recorded in the allowance for loan losses.  Fair value was based on the contracted sales price.

Through the six-month period ended June 30, 2010, the Company received four properties recorded as other real estate owned with a combined fair value of $1.652 million in exchange for full settlement of loans.  As a result, the impact to the allowance for loan and lease losses was a net charge of $64 thousand due to the transfer of three of the properties and a net increase to earnings of $133 thousand due to the transfer of the fourth property.

During the year, specific reserves of $900 thousand were recorded in the allowance for loan losses to recorded collateral-depended impaired loans with a carrying value of $8.994 million at their fair value of $8.093 million. Fair value of the underlying collateral is determined primarily on independent appraisals less estimated costs to sell.  Adjustments to the appraised values are made when changes in the condition of the collateral warrant.

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

Note 8. Disclosures about Fair Value of Financial Instruments, Continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
dollars in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$63,487	$63,487	$34,043	$34,043
Trading Securities	1,003	1,003	1,165	1,165
Available-for-Sale	198,354	198,354	173,302	173,302
Held-to-Maturity	65,834	67,902	69,391	70,147
Other Investments	5,857	5,857	5,941	5,941
Securities	271,048	273,116	249,799	250,555
Loans Held for Sale	3,210	3,210	576	576
Residential real estate 1	177,930	179,914	177,720	178,241
Commercial real estate	229,285	231,842	240,823	241,530
Commercial 2	88,275	89,259	93,928	94,204
Consumer	64,298	65,015	74,766	74,985
Loans	559,788	566,031	587,237	588,960
Allowance for Loan Losses	(10,046)	(10,046)	(8,622)	(8,622)
Net Loans	549,742	555,985	578,615	580,338
Accrued Interest Receivable	2,906	2,906	3,007	3,007
Financial Liabilities:
Demand	$68,349	$68,349	$70,437	$70,437
Savings, NOW and Money Market Deposit Accounts	372,751	372,751	365,908	365,908
Certificates of Deposit	310,610	318,642	290,696	299,886
Other Deposits	26,823	26,823	26,699	26,699
Borrowings	68,055	71,012	73,589	76,674
Accrued Interest Payable	809	809	782	782

(1)Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans. Excludes residential mortgage loans held for sale.
(2)Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

Note 9. Stock Plans and Stock Based Compensation

The Company awarded 3,186 restricted stock awards during the first quarter 2010, with a grant date fair value of $6.59, which was the closing price of the Company's common stock on the grant date.  Prior to 2010 there were no restricted stock awards.  At June 30, 2010, the Company recognized stock-based compensation related to these restricted stock awards of $1 thousand and unrecognized compensation costs totaling $19 thousand will be recognized over four years.

ITEM 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at June 30, 2010 as compared to December 31, 2009, (ii) a comparison of our results of operations for the three-month period ended June 30, 2010, as compared to the three-month period ended June 30, 2009, and (iii) a comparison of our results of operations for the six-month period ended June 30, 2010, as compared to the six-month period ended June 30, 2009.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, noninterest income, noninterest expense and taxes.  Noninterest income includes trust fees, service charges on deposit accounts, net investment securities gains, the net gain on sale of loans, increase in the cash surrender value on bank owned life insurance, other service fees, and other income.  Noninterest expense consists of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premiums, loan collection expense and other miscellaneous expenses.  Results of operations are also influenced by general economic conditions (particularly changes in interest rates and regional credit conditions), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

Critical Accounting Policies. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  While management’s current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions deteriorated further, additional provisions for loan losses would be required to increase the allowance for loan losses.  In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans, impaired loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  While management has concluded that the evaluation of collateral values was reasonable under the circumstances for each of the reported periods, if collateral valuations were significantly lowered, the Company’s allowance for loan losses would also require an additional provision for loan losses.

Recently Issued Accounting Pronouncements Not Yet Adopted.  In March 2010, the FASB issued an update that clarifies that embedded credit-derivatives features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting.  This update is effective with fiscal quarters ending after June 15, 2010. The adoption of this update is not expected to have an impact on the Company’s financial statements.

In July 2010, the FASB issued an update effective for the first interim or annual period ending on or after July 15, 2010.  This standard updates a previous standard so that modifications of loans accounted for within a pool do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considered a troubled debt restructuring.  There is a one-time election to terminate accounting for loans in a pool.  The entity must continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  This update is not expected to have any impact on the Company’s financial statements.

In July 2010, FASB issued an update that improves the disclosures required about credit quality and the allowance for credit losses for financing receivables.  The purpose of the additional disclosures is meant to improve the transparency of an entities credit risk exposure and losses and to explain the reasons for the changes in the allowance for credit losses.  Public entities will be required to provide these disclosures in all interim and annual reporting periods effective for periods ending on or after December 15, 2010.  Adoption of this update will result in additional disclosures in the Company’s financial statements at December 31, 2010.

B. Financial Condition and Performance Overview

During the second quarter of 2010, the credit quality of our loan portfolio continued to weaken.  The level of nonperforming and impaired loans, in particular, increased significantly.  We recorded $1.875 million in the provision for loan losses during the second quarter of 2010 to maintain the allowance for loan losses at a level adequate to absorb probable and estimable losses.  By comparison, during the second quarter of 2009, we recorded $950 thousand in the provision for loan losses.  This represents a $925 thousand or 97.4% increase in the provision for loan losses between the comparable quarters.  During the second quarter of 2010, the allowance for loan losses increased $1.184 million or 13.4%, from $8.862 million at March 31, 2010 to $10.046 million at June 30, 2010.  The allowance for loan losses to total loans was 1.79% at June 30, 2010, as compared to 1.54% of total loans at March 31, 2010.

Although our asset quality metrics have continued to weaken, we continue to maintain adequate levels of equity capital.  At June 30, 2010, total shareholders’ equity increased $4.141 million or 5.7% from $72.919 million at December 31, 2009 to $77.060 million at June 30, 2010.  In addition, at June 30, 2010 we continued to maintain adequate levels of liquidity.  The substantial majority of our funding is provided by customer deposits, which limits our reliance on wholesale funding sources.

We recorded net income and earnings per share of $1.115 million and $0.10, respectively, for the three-month period ended June 30, 2010.  This compares to net income and earnings per share of $1.593 million and $0.15, respectively, for the quarterly period ended June 30, 2009.  The $478 thousand decrease in net income and 33.3% decrease in earnings per share between comparable quarterly periods were primarily attributable to a significant increase in the provision for loan losses.  Our return on average assets and return on average equity were 0.48% and 5.96% during the second quarter of 2010, as compared to 0.68% and 9.34% during the second quarter of 2009, respectively.

For the six-month period ended June 30, 2010, we recorded net income and earnings per share of $2.879 million and $0.27, respectively.  This compares to $2.666 million in net income and $0.25 in earnings per share in the comparable six-month period ended June 30, 2009.  The $213 thousand or 8.0% increase in net income and $0.02 increase in earnings per share between comparable periods were due to two primary factors, a significant increase in realized gains on available-for-sale securities and an increase in net interest income.  Due primarily to the very low interest rate environment that prevailed during the first six months of 2010, we sold or had called $72.096 million of our available-for-sale investment securities and recorded $1.789 million in gains on the sale of these securities.  We primarily sold mortgage-backed securities at significant gains to our amortized cost to improve current period earnings and regulatory capital levels.  Net interest income improved over comparable six-month periods due primarily to a decrease in interest-bearing deposit liability costs.  Net interest income increased $751 thousand or 4.9%, from $15.231 million in the six-month period ended June 30, 2009 to $15.982 million in the six-month period ended June 30, 2010.  Trust service fees also increased $157 thousand or 22.1% over comparable six-month periods, from $712 thousand in the six-month period ended June 30, 2009 to $869 thousand in the six-month period ended June 30, 2010.  The improvements in net interest income and noninterest income were offset by a significant increase in the provision for loan losses and noninterest expense.  The increase in the provision for loan losses was due primarily to an increase in the level of nonaccrual and impaired loans.  The increase in noninterest expense between comparable six-month periods was largely attributed to significant increases in our FDIC premium assessment, loan-related collection expenses, legal and professional fees and expenses on other real estate owned due to higher levels of nonperforming assets.  Our return on average assets and return on average equity were 0.62% and 7.79% during the first half of 2010, as compared to 0.57% and 7.91% during the first half of 2009, respectively.

Our dividend payout ratio was 44% during the first half of 2010.  We declared and paid dividends totaling $0.12 per share during the first six months of 2010 on earnings per share of $0.27.  This compares to a dividend payout ratio of 62% during the first half of 2009 and dividends totaling $0.155 per share on earnings per share of $0.25.

The following tables set forth in this quarterly financial report provide readers with supplementary information that is not directly obtainable from the unaudited interim financial statements provided in PART I, Item 1 of this quarterly report.  These tables are to be read in conjunction with our management discussion and analysis narrative regarding the financial condition, results of operations, liquidity, and capital resources contained within this report.

Asset and Yield Summary Table:

The following tables set forth the total dollar amount and resultant yields of interest income from average earning assets, as well as the interest expense on average interest bearing liabilities for the periods stated.  Average balances are daily averages.

	For the Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	InterRest Earned /Paid	Yield / Rate
	(in thousands)
Earning Assets:
Federal funds sold	$1,120	$1	0.36%	$522	$-	0.00%
Interest bearing deposits	29,834	20	0.27%	27,879	18	0.26%
Securities (1)	291,742	2,750	3.78%	274,432	2,906	4.25%
Loans (2)	567,920	8,033	5.67%	602,911	8,841	5.88%
Total earning assets	890,616	10,804	4.87%	905,744	11,765	5.21%

Nonearning assets	42,649			35,064
Total assets	$933,265			$940,808

Liabilities:
Savings accounts	$73,384	$47	0.26%	$69,830	$55	0.32%
Money market accounts	174,163	197	0.45%	204,906	525	1.03%
NOW accounts	125,536	147	0.47%	118,891	255	0.86%
Time & other deposit accounts	339,701	1,891	2.23%	329,759	2,319	2.82%
Borrowings	69,188	660	3.83%	71,711	672	3.76%
Total interest bearing liabilities	781,972	2,942	1.51%	795,097	3,826	1.93%

Noninterest bearing deposits	70,300			69,535
Other noninterest bearing liabilities	5,923			7,785
Total liabilities	858,195			872,417
Shareholders' equity	75,070			68,391
Total liabilities and shareholders' equity	$933,265			$940,808

Net interest income		$7,862			$7,939

Net interest rate spread (3)			3.36%			3.28%

Net earning assets	$108,644			$110,647

Net interest margin (4)			3.54%			3.52%

Net interest margin (tax-equivalent)			3.61%			3.67%

Ratio of earning assets to interest bearing liabilities	113.89%			113.92%

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

	For the Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(in thousands)
Earning Assets:
Federal funds sold	$1,082	$1	0.19%	$482	$-	0.00%
Interest bearing deposits	34,888	39	0.23%	31,231	32	0.21%
Securities (1)	276,756	5,262	3.83%	271,902	5,763	4.27%
Loans (2)	575,690	16,493	5.78%	598,547	17,737	5.98%
Total earning assets	888,416	21,795	4.95%	902,162	23,532	5.26%

Nonearning assets	43,295			35,719
Total assets	$931,711			$937,881

Liabilities:
Savings accounts	$72,751	$92	0.26%	$68,870	$119	0.35%
Money market accounts	177,020	410	0.47%	193,428	1,189	1.24%
NOW accounts	126,811	298	0.47%	110,742	483	0.88%
Time & other deposit accounts	333,769	3,685	2.23%	344,453	5,136	3.01%
Borrowings	71,500	1,328	3.75%	75,406	1,374	3.67%
Total interest bearing liabilities	781,851	5,813	1.50%	792,899	8,301	2.11%

Noninterest bearing deposits	69,532			68,913
Other noninterest bearing liabilities	5,846			8,076
Total liabilities	857,229			869,888
Shareholders' equity	74,482			67,993
Total liabilities and shareholders' equity	$931,711			$937,881

Net interest income		$15,982			$15,231

Net interest rate spread (3)			3.45%			3.15%

Net earning assets	$106,565			$109,263

Net interest margin (4)			3.63%			3.40%

Net interest margin (tax-equivalent)			3.75%			3.57%

Ratio of earning assets to interest bearing liabilities	113.63%			113.78%

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

Table of Nonperforming Assets:

The following table sets forth information regarding nonperforming loans and assets as of the periods indicated:

	At June 30, 2010	At December 31, 2009
	(in thousands)
Loans in nonaccrual status:
Residential real estate (1)	$1,829	$702
Commercial real estate	18,917	9,843
Commercial (2)	1,489	1,568
Consumer	42	36
Total nonaccruing loans	22,277	12,149
Loans contractually past due 90 days or more and still accruing interest	152	731
Troubled debt restructured loans	-	-
Total nonperforming loans	22,429	12,880
Other real estate owned (3)	2,063	1,961
Total nonperforming assets	$24,492	$14,841
Total nonperforming assets as a percentage of total assets	2.64%	1.64%
Total nonperforming loans as a percentage of total loans	4.01%	2.19%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.  Excludes residential mortgage loans held for sale.

(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States
(3) Includes only properties and assets recorded through in-substance foreclosure, voluntary deed transfer, legal foreclosure or similar proceedings.

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Balance at beginning of period	$8,862	$8,491	$8,622	$7,564

Charge offs:
Residential real estate (1)	82	-	218	-
Commercial real estate	471	475	575	475
Commercial (2)	59	36	152	68
Consumer	210	323	639	723
Total charge offs	822	834	1,584	1,266

Recoveries:
Residential real estate (1)	11	8	11	8
Commercial real estate	7	69	7	69
Commercial (2)	17	29	39	35
Consumer	96	125	276	278
Total recoveries	131	231	333	390

Net charge-offs	691	603	1,251	876
Provision for loan losses	1,875	950	2,675	2,150
Balance at end of period	$10,046	$8,838	$10,046	$8,838

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.49%	0.40%	0.44%	0.30%

Allowance for loan losses to total loans	1.79%	1.46%	1.79%	1.46%

Allowance for loan losses to nonperforming loans	45%	74%	45%	74%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

C. Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Overview.  Total assets increased from $906.933 million at December 31, 2009 to $929.268 million at June 30, 2010, a $22.335 million or 2.5% increase between the periods.  The net increase in total assets included a $25.052 million or 14.5% increase in available-for-sale investment securities outstanding.  Total loans, conversely, decreased from $587.237 million at December 31, 2009 to $559.788 million at June 30, 2010.  During the first and second quarters of 2010, we curtailed our lending activities in connection with our plan to mitigate credit risk and increase our regulatory capital levels.  The $27.449 million or 4.7% decrease in total loans during the first half of 2010 was due to the implementation of these strategies.

At June 30, 2010, we maintained a strong shareholders’ equity position.  Shareholders’ equity totaled $77.060 million or 8.3% of total assets.  This compares to $72.919 million or 8.0% of total assets at December 31, 2009.  In addition, both the Company and the Bank maintained regulatory capital ratios at June 30, 2010 that exceeded required minimum standards.

At June 30, 2010 our liquidity position was strong.  We maintained total cash and cash equivalents of $63.487 million or 6.83% of total assets and increased our holdings of liquid available-for-sale investment securities to $198.354 million, as compared to $173.302 million at December 31, 2009.  In addition, the amount of available-for-sale and held-to-maturity investment securities that were not pledged to secure public deposit liabilities increased from $4.890 million at December 31, 2009 to $26.790 million at June 30, 2010.  These securities could be pledged for additional borrowings or sold to meet our anticipated and unanticipated funding needs.  In addition, we continue to have access to various wholesale funding sources, including lines of credit with other banks and brokered certificates of deposit.  However, we have not unduly relied upon, and do not plan to rely upon, these sources to fund our loan and investment activities.  The substantial majority of our funding is provided by customer deposits, a more stable funding source than the wholesale credit markets.

During the first half of 2010, the outstanding balances in our interest-bearing, non-maturity deposit account liabilities increased moderately due principally to municipal deposit growth.  Savings, NOW and money market deposit accounts (on a combined basis) increased $6.843 million or 1.9% during the period, from $365.908 million at December 31, 2009 to $372.751 million at June 30, 2010.  In addition, both of our certificates of deposit portfolios, over $100,000 and less than $100,000, increased during the first half of 2010.  Our certificates of deposit over $100,000 increased $9.393 million or 7.5% during the first half of 2010, due largely to an increase in municipal deposit balances.  Our certificates of deposit under $100,000 increased $10.521 million or 6.4% due to our funding strategy to increase long term deposits as a hedge against potential market interest rate increases in future periods.  Increases in these categories of deposits were offset, in part, by a slight decrease in demand deposits.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio, including the level of delinquent loans (those 30 to 89 days delinquent, excluding nonperforming loans), the level of nonperforming loans, the level of impaired loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.

The credit quality of our loan portfolio weakened during the first half of 2010.  Most notably, the level of nonperforming loans, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $9.549 million or 74.1% during the first half of 2010, from $12.880 million at December 31, 2009 to $22.429 million at June 30, 2010.  At June 30, 2010, the total nonperforming loans as a percentage of total loans outstanding were 4.0%.  This compares to 2.2% at December 31, 2009.  Of the $22.429 million of nonperforming loans made, 99.3% or $22.277 million was classified as nonaccrual.  In total, at June 30, 2010 we classified 85 loans to 60 borrowers or groups of related borrowers, including 7 borrowers with total indebtedness to us in excess of $1.0 million, as nonaccrual.

During the first half of 2010, we transferred several large commercial real estate loans that were previously identified as potential problems loans into nonaccrual status.  The weakened state of the regional economy has impaired our borrowers’ ability to meet their debt obligations with us, as well as other lenders, leading to delinquent tax payments, loan covenant violations and doubts as to the borrower’s ability to continue to make scheduled principal and interest payments.  More specifically, many of these borrowers have experienced significant operating difficulties, including, but not limited to, decreased levels of occupancy, lower than expected rental payments, slower than expected property rental absorption rates or stalled construction efforts causing them to violate the debt service coverage ratio requirements and / or other financial covenants we place on them as a condition of the loan.  Several borrowers, although not delinquent in their payments to us, were past due on their property tax obligations, providing us reasonable doubt as to whether they could continue to service all of their debt obligations.  We also have several borrowers within our nonperforming loan pool who have defaulted on various provisions of their loan agreement with us, including, but not limited to providing us with copies of their most recent federal tax returns, periodic financial statements, certified rent rolls or other operational performance information, which allow us to monitor their creditworthiness.  We have classified several of the loans to these borrowers to nonperforming status and are actively pursuing our legal remedies on a case-by-case basis, including foreclosure proceedings.  The nonperforming loan chart below provides a historical summary of our nonperforming loans over the last several quarters.

Nonperforming Loan Trend Table:

	Period Ended
	2010		2009
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
(in thousands)
Total nonperforming loans	$22,429	$14,018	$12,880	$12,108	$12,016	$7,324
Change in nonperforming loans from prior quarter-end	$ 8,411	$ 1,138	$ 772	$ 92	$ 4,692	$ 113

Total nonperforming loans as a percentage of total loans	4.01%	2.43%	2.19%	2.03%	1.98%	1.22%

During the second quarter of 2010, in particular, we transferred nine loans made to five borrowers or related borrowers with total indebtedness to us in excess of $1.000 million to nonaccrual status.  These borrowers had $10.404 million of total loan balances outstanding at June 30, 2010.  The largest borrower within this group had a total loan balance of $3.726 million at June 30, 2010.  Although the borrower was only two days past due on June 30, 2010 and does not have a history of late payments, the loan was placed on nonaccrual during the second quarter 2010 because the borrower had accumulated $91 thousand in past due property taxes and $630 thousand in other liens on the three commercial properties that collateralize the loan.  In addition, the borrower has been uncooperative in providing us with the financial information we require to determine the continued ability to service the loans with us, placing reasonable doubt as to the continued ability to make timely principal and interest payments on this loan.  An independent appraisal report was obtained in March 2010 on the three properties that secure the loan.  The fair value of these three properties based on this appraisal totaled $4.020 million.  We specifically allocated $404 thousand within the allowance for loan losses at June 30, 2010 for impairment on this loan due to anticipated selling costs, legal fees and estimated devaluation.

The second largest borrower that was transferred from potential problem loan status to nonaccrual status during the second quarter of 2010 has three loans with us with outstanding balances totaling $2.086 million at June 30, 2010.  The borrower operates in the fitness industry and has experienced difficulty in generating sufficient cash flow from operations to make timely principal and interest payments on their loans.  The borrower’s primary loan with an outstanding balance of $1.803 million was 51 days past due at June 30, 2010.  A second loan with an outstanding balance of $192 thousand was 53 days past due at June 30, 2010 and a third loan with an outstanding balance of $91 thousand was 20 days past due at June 30, 2010.  The borrower also owed $181 thousand in past due property taxes at June 30, 2010.  The most recent appraised value of the property that secures the indebtedness totaled $3.120 million.  We have not specifically allocated a reserve within the allowance for loan losses for this nonaccrual loan due to strong collateral support.

During the second quarter of 2010, we transferred three loans for two related entities totaling $2.001 million from potential problem loan status to nonaccrual status.  These loans are collateralized by two commercial properties that have experienced deficit cash flows and were past due on property taxes totaling $115 thousand.  The two commercial properties that secure these loans are part of an eleven-property group with outstanding loan balances at June 30, 2010 totaling $4.042 million.  The borrower’s primary loan with an outstanding balance of $1.679 million and a second loan with an outstanding balance of $293 thousand were not past due at June 30, 2010.  A third loan with an outstanding balance of $29 thousand was 68 days past due at June 30, 2010.  An independent appraisal report was obtained in September 2009 on the two properties that secure these loans.  The fair value of these properties based on this appraisal totaled $3.030 million.  Since the appraisal date, we have inspected the properties’ condition, and have no indication that the value arrived at on that date has changed.  We have only specifically allocated $3 thousand within the allowance for loan losses at June 30, 2010 for impairment on this loan due to our strong collateral position.  The remaining loans outstanding to the borrowers’ related entities have demonstrated positive cash flow after debt related payments.

During the second quarter of 2010, we transferred from potential problem loan status to nonaccrual status a loan with an outstanding balance totaling $1.342 million.  The borrower operates in the hospitality industry that has experienced operating difficulties, including decreased occupancy levels which led to delinquent loan and property tax payments.  On June 30, 2010, the loan payments were 31 days past due and the borrower owed $73 thousand in past due taxes.  The property is currently being operated under a management agreement and is under contract to be sold.  The sales contract triggered a due on sale clause in the borrower’s loan agreement prompting us to enter into a forbearance agreement with the borrower in which we obtained assignment of the purchase contract, as well as assignment of the monthly payments from the property management company.  The past due loan payments were brought current in July 2010 and the borrower has set aside $20 thousand in reserve of the $73 thousand in past due taxes in early August 2010.  The loan is secured by the property which includes two buildings, as well as furniture, fixtures and equipment.  The combined fair value of the collateral based on a September 2008 appraisal is $2.040 million.  We specifically allocated $25 thousand within the allowance for loan losses at June 30, 2010 for impairment on this loan due to anticipated selling costs, legal fees and estimated property devaluation.  A new appraisal has been ordered, which we expect to obtain and evaluate during the third quarter 2010.  Several capital improvements have been made to the property since the September 2008 appraisal.

During the second quarter of 2010, we transferred from potential problem loan status to nonaccrual status a loan with an outstanding balance totaling $1.249 million.  The borrower operates a care facility and has been unable to sustain revenue at a level which allows for timely principal and interest payments under the terms of the loan agreement.  At June 30, 2010, the borrower was 94 days past due and owed $41 thousand of past due real estate taxes.  The loan is secured by two commercial properties, the care facility property and a vacant commercial lot, with a combined fair value totaling $1.686 million.  We have not specifically allocated a reserve within the allowance for loan losses for this nonaccrual loan due to our strong collateral position.  The borrower has listed both properties with real estate brokers and reportedly has an interested buyer in the care facility property.  We have begun to pursue foreclosure action on the property due to the severe delinquency of the borrower.

During the second quarter of 2010, we aggressively pursued the resolution on two commercial real estate loans with outstanding balances totaling $3.615 million that had been placed on nonaccrual prior to the second quarter of 2010.  The first borrower’s loan to us totaled $2.547 million, at June 30, 2010.  This loan was placed on nonaccrual in the second quarter of 2009, and is collateralized by commercial real estate.  Based on our assessment of adequate collateral in support of the loan, no specific reserve has been applied to this loan.  We are in the process of foreclosing on the property and expect the foreclosure sale to occur during the third quarter of 2010.

The second borrower has a single loan totaling $1.068 million which was placed on nonaccrual in the fourth quarter of 2009.  The loan is secured by real estate, and furniture, fixtures, and equipment.  The borrower operated a facility within the hospitality industry and we are currently pursuing receipt of the property through foreclosure proceedings.  Net collateral support less selling costs of $945 thousand based on a second quarter 2010 appraisal resulted in us recording a specific reserve of $123 thousand against this loan balance.

Although the level of nonperforming assets has increased significantly over the last several quarters, only 32.3% of the total outstanding balances at June 30, 2010 were 90 or more days past due.  The nonperforming loans past due status table below summarizes the amount and percent of nonperforming loans by past due status at June 30, 2010.

Nonperforming Loans Past Due Status Table:

	June 30, 2010
	Outstanding
(in thousands)	Balance	Percent
Less than 30 days past due	$9,215	41.1%
30 to 89 days past due	5,978	26.6%
90 or more days past due	7,236	32.3%
Total nonperforming loans	$22,429	100.0%

At June 30, 2010 we continued to maintain an adequate allowance for loan losses.  Approximately 11% of the total allowance for loan losses, or $1.142 million, was allocated for specifically identified reserves for impaired loans.  We attribute this relatively low level of specifically identified impairment to our long-standing practice of obtaining strong collateral positions in the loans we originate.  In addition, during the second quarter of 2010, we charged-down some of our loans that were specifically-identified for impairment in prior quarters.  The substantial majority of the remaining allowance for loan loss balance was attributable to our historical loss and other environmental factors, including significant increases in problem loans and weak economic conditions.

In spite of the relatively low levels of specifically identified reserves for impaired loans at June 30, 2010, we recognized that the fair value of the collateral we hold against our borrowers’ loans, including commercial real estate, can deteriorate rapidly as the determinations of value often rely on the income potential of the underlying property.  In addition, it is common for borrowers experiencing operating difficulties to defer maintenance of the property we hold as collateral leading to significant physical deterioration.  Also, a general awareness in the regional real estate markets that a particular property is experiencing difficulties, such as low occupancy levels and the potential for a bank foreclosure, can accelerate the devaluation of a property.  For this reason, we may need to continue to record large amounts of provision for loan losses for several quarters prospectively to maintain the allowance for loan losses at levels adequate to absorb probable and estimable losses, particularly if the level of nonperforming loans and anticipated losses on those loans increase.

Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and may result in disclosure of such loans as nonperforming at some time in the future.  Potential problem loans are typically loans classified by our loan rating system as “substandard.”  Potential problem loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a less risky credit classification, particularly those with balances in excess of $1.000 million.  We have identified through normal credit review procedures potential problem loans totaling $17.362 million or 3.1% of total loans outstanding at June 30, 2010.  By comparison, at December 31, 2009, potential problem loans totaled $24.866 million or 4.2% of total loans outstanding.  This represents a $7.504 million or 30.2% decrease in potential problem loans between December 31, 2009 and June 30, 2010.  During the first half of 2010, several large commercial real estate secured loans classified as performing potential problem loans in prior periods were reclassified to nonaccrual status.  We generally attribute the relatively high level of potential problem loans to the weak and / or declining operating performance of many of our commercial borrowers’ due to difficult economic conditions and, in some instances, inadequate underwriting.  Management cannot predict economic conditions or other factors that may impact each potential problem loan.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for loan losses.

We recorded net loan charge-offs of $1.251 million during the six-month period ended June 30, 2010.  This compares to $876 thousand for the same period last year.  Annualized net loan charge-offs as a percent of average total loans outstanding was 0.44% for the six-month period ended June 30 2010, versus 0.30% for the same period last year.  The increase in the amount of net charge-offs between comparable six-month periods was principally due to an increase in losses on loans secured by commercial real estate.

Delinquent loans, which are loans that are currently performing but where the borrower is 30 or more days late in making a scheduled payment, totaled $2.410 million or 0.4% of total loans outstanding at

June 30, 2010.  By comparison, at December 31, 2009 delinquent loans totaled $8.469 million or 1.4% of total loans outstanding.  This represents a $6.059 million decrease in delinquent loans between the periods.  The significant decrease in delinquent loans during the first half of 2010 was largely due to the transfer of several commercial real estate loans with outstanding balances in excess of $1.0 million to nonaccrual status.  At June 30, 2010, $15.193 million of our nonaccrual loans were 89 or less days delinquent.

Impaired loans are commercial loans where management has determined that it is probable a borrower will be unable to pay all amounts due in accordance with the contractual terms of the loan agreement.  The level of impaired loans increased $9.191 million or 70.9% during the first half of 2010, from $12.957 million at December 31, 2009 to $22.148 million at June 30, 2010.  Although the level of impaired loans increased significantly during the quarter, the specific reserve allocated to the impaired loans only totaled $1.142 million or 11.4% of the allowance for loan losses at June 30, 2010.  We attribute the moderate level of specific reserve allocated to impaired loans to our general practice of obtaining strong collateral positions in the loans we originate and hold.  If real estate values fail to stabilize or decrease further, the specific reserve allocated to impaired loans, particularly collateral-dependent impaired loans, would likely increase in future periods.

Over the last several quarters, the credit quality of our loan portfolio has worsened.  Due to these increased levels of credit risk in our loan portfolio, we are proactively and continually managing our credit relationships with borrowers.  This includes monitoring our borrowers’ financial condition, particularly those exhibiting weak or deteriorating creditworthiness, evaluating the collateral values on collateral-dependent loans, obtaining additional collateral and, when necessary, providing forbearance for borrowers or restructuring loans when we believe it is in our best interest.  In addition, we have implemented several new systems and procedures to improve credit monitoring, hired and trained asset quality staff members and amended our loan policies to mitigate further deterioration in asset quality.  In addition, the Board of Directors’ Loan and Investment Committee has engaged a firm that specializes in loan work-out activities to expedite the resolution of the problem loans.  Although we believe our credit risk mitigation strategies have been effective, there are no assurances that our overall credit quality will improve over coming quarters.

The credit quality of our debt securities portfolio is strong.  At June 30, 2010, 99.9% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued by local municipalities to the Bank) were rated “A” or better by Moody’s credit rating services; 94.3% were rated “AAA.”  This compares to 99.6% and 89.4%, respectively, at December 31, 2009.

Similarly, the credit quality of the insurance carriers that issued our bank-owned life insurance policies remained strong.  At June 30, 2010 and December 31, 2009, we held fifty-six life insurance policies on fifteen current and former members of the Bank’s senior management.  The cash surrender value of these policies at June 30, 2010 and December 31, 2009 totaled $17.294 and $16.994 million, respectively.

D. Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

Overview.  Net income decreased $478 thousand or 30.0% between the three-month period ended June 30, 2010 and the three-month period ended June 30, 2009.  During the second quarter of 2010, we recorded net income and earnings per share of $1.115 million and $0.10, respectively.  This compares to net income of $1.593 million and earnings per share of $0.15 during the second quarter of 2009.  The decrease in net income between the second quarter of 2009 and the second quarter of 2010 was largely attributable to two factors: a significant increase in the provision for loan losses, offset in part by a decrease in income taxes.  We recorded $1.875 million in the provision for loan losses during the second quarter of 2010, versus $950 thousand in the second quarter of 2009, a $925 thousand or 97.4% increase between the periods.  Although our outstanding loan balances decreased substantially between June 30, 2009 and June 30, 2010, asset quality weakened significantly.  Income taxes decreased $419 thousand between comparable quarters due principally to a decrease in pre-tax income.

We recorded $7.862 million in net interest income during the second quarter of 2010, versus $7.939 million in the second quarter of 2009, a $77 thousand or 1.0% decrease.  To improve our regulatory capital levels, we reduced earning assets, particularly loans, between the second quarter of 2009 and the second quarter of 2010.  This decrease, coupled with low and declining market interest rates and a substantial turnover in our available-for-sale investment securities portfolio, caused earning asset yields to decline 34 basis points between comparable periods from 5.21% in the second quarter of 2009 to 4.87% in the second quarter of 2010.  Interest income also decreased $961 thousand or 8.2%, from $11.765 million in the second quarter of 2009 to $10.804 million in the second quarter of 2010.  These decreases were largely offset by a significant decrease in funding costs.

We recorded a $111 thousand increase in net investment securities gains to generate current period earnings and improve regulatory capital levels.  During the second quarter of 2010, we recorded $1.120 million in net investment securities gains, versus $1.009 million in net investment securities gains during the second quarter of 2009, a $111 thousand or 11.0% increase.  Interest rates remained very low in the second quarter of 2010, providing us with the opportunity to sell selected securities in our available-for-sale portfolio at a price that exceeded the amortized cost of the security and capture gains, principally on the sale of selected mortgage-backed securities.  Accordingly, during the second quarter of 2010, we sold or had called $51.207 million of available-for-sale investment securities and recorded $1.199 million of net gains on these sales.  The net gain on sale of securities was offset, in part, by a $79 thousand decrease in value on our trading portfolio.  Should market interest rates increase significantly, it is unlikely we will be able to sell available-for-sale securities in future periods and continue to record significant net gains.

Total noninterest expenses decreased $53 thousand or 0.7%, from $7.186 million in the second quarter of 2009 to $7.133 million in the second quarter of 2010.  Significant decreases in salaries, employee benefits, and the FDIC premium assessment, were offset, in part by a significant increase in professional fees and loan collection expense.  The increased levels of professional fees and loan related collection expense are largely attributed to weaker asset quality, including, legal fees, tax protection payments on loans and forceplaced insurance.  We recorded a special FDIC premium assessment charge during the second quarter of 2009.  The assessment was levied by the FDIC in an effort to restore the deposit insurance fund to its desired capitalization levels.  A special FDIC assessment was not levied during the second quarter of 2010.

The decrease in net income resulted in a decrease in both the return on average assets and the return on average shareholders’ equity.  The return on average assets was 0.48% in the second quarter of 2010, as compared to 0.68% in the second quarter of 2009.  Similarly, the return on average shareholders’ equity decreased from 9.34% in the second quarter of 2009 to 5.96% in the second quarter of 2010.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the second quarter of 2009, net interest income comprised 76% of our net revenue (net interest income plus noninterest income).  This compares to 77% in the second quarter of 2010.  For the three-month period ended June 30, 2010, our net interest income was $7.862 million.  By comparison, for the three-month period ended June 30, 2009, our net interest income was $7.939 million.  This represents a $77 thousand or 1.0% decrease in net interest income between comparable periods.

Although net interest income decreased slightly, our net interest margin increased slightly between comparable quarters due to the combination of changes in interest rates and the volume and composition of our earning assets and interest bearing liabilities.  Net interest margin was 3.54% in the second quarter of 2010.  By comparison, net interest margin was 3.52% in the second quarter of 2009.

We recorded $10.804 million in interest income during the second quarter of 2010.  This compares to $11.765 million during the second quarter of 2009, a $961 thousand or 8.2% decrease between the periods.  During the second half of 2009 and the first half of 2010, market interest rates remained at or near historical lows, causing a significant decline in our earning asset yields.  During the second quarter of 2010, the yield on earning assets was 4.87%, as compared to 5.21% during the second quarter of 2009, a 34 basis point decrease between the periods.  Between comparable periods our average outstanding balance of loans, our highest yielding earning asset portfolio, decreased $34.991 million, from $602.911 million during the second quarter of 2009 to $567.920 million during the second quarter of 2010.  During the second half of 2009 and the first half of 2010, we tightened our credit underwriting standards for loans in an effort to mitigate an anticipated deterioration in asset quality and improve our regulatory capital ratios.  As the loan portfolio amortized between these periods, we purchased investment securities with strong credit quality features, but at lower effective yields than the loan portfolio, in effect, changing the composition of our earning assets.  In addition, and in connection with this risk-mitigation strategy, the average outstanding balance of our earning assets decreased $15.128 million or 1.7%.

We recorded $2.942 million of interest expense during the second quarter of 2010, as compared to $3.826 million during the second quarter of 2009.  This represents an $884 thousand or 23.1% decrease in interest expense between comparable periods.  Similarly, rates on our interest bearing liabilities decreased 42 basis points, from 1.93% in the second quarter of 2009 to 1.51% in the second quarter of 2010.   Between comparable quarters, we reduced the average rate paid on all categories of our interest-bearing deposit liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During the second quarter of 2010, we recorded $197 thousand of interest expense on our money market deposit accounts at an average rate of 0.45%.  By comparison, during the second quarter of 2009 we recorded $525 thousand of interest expense at an average rate of 1.03%.  The 58 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $428 thousand between comparable quarters.  During the second quarter of 2010 the average rate paid on time and other deposit accounts was 2.23%, versus 2.82% in the second quarter of 2009, a 59 basis point decrease.

Due to the changing composition in our earning asset portfolios over the last several quarters, we anticipate that our net interest income will decrease again in the third quarter of 2010.

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

	For the Three Months Ended June 30,
	2010 vs. 2009
	Rate	Volume	Total
	(in thousands)
Earning assets:
Federal Funds Sold	$1	$-	$1
Interest Bearing Deposits	1	1	2
Securities	(332)	176	(156)
Loans	(306)	(502)	(808)
Total earning assets	(636)	(325)	(961)

Interest bearing liabilities:
Savings accounts	(11)	3	(8)
Money market accounts	(258)	(70)	(328)
NOW accounts	(122)	14	(108)
Time & other deposit accounts	(494)	66	(428)
Borrowings	11	(23)	(12)
Total interest bearing liabilities	(874)	(10)	(884)

Change in net interest income	$238	$(315)	$(77)

Net interest income decreased $77 thousand between the second quarter of 2009 and the second quarter of 2010.  Between the periods we recorded a $961 thousand decrease in interest income, versus an $884 thousand decrease in interest expense.  The decrease in interest income between comparable quarters was driven by decreases in both the volume and yield on earning assets.  Similarly, the decrease in interest expense was driven by decreases in both the volume and rate on interest bearing liabilities.

Market interest rates decreased precipitously during the fourth quarter of 2008 and generally remained low throughout 2009 and the first half of 2010 due to weak economic conditions.  Throughout 2009 and the first half of 2010, we reduced the interest rates paid on our interest bearing deposit liability accounts.

Similarly, the yields on our loans and investment securities decreased as principal amounts matured, re-indexed or were sold and reinvested.  Interest income decreased $636 thousand between comparable periods due to changes in rate factors and $325 thousand due to volume factors.  The volume of earning assets decreased $15.128 million, from $905.744 million in the second quarter of 2009, as compared to $890.616 million in the second quarter of 2010.  Similarly, the average outstanding balance of our interest bearing liabilities decreased $13.125 million, from $795.097 million during the second quarter of 2009 to $781.972 million during the second quarter of 2010.

The interest income recorded on the investment securities portfolio decreased $156 thousand between the second quarter of 2009 and the second quarter of 2010.  Throughout 2009 and the first half of 2010, we sold substantial amounts of our available-for-sale securities portfolio to increase current period earnings, and shareholders’ equity, as well as our regulatory capital ratios, in alignment with our strategic plan.  The proceeds from these sales, as well as the proceeds from other scheduled principal payments and prepayments, were largely reinvested in new available-for-sale securities.  Although, a significant portion of these proceeds were reinvested in securities with comparable rates, we experienced an increase in the amortization of premiums on our securities portfolio, negatively affecting interest income.  These activities coupled with a low interest rate environment decreased the yield on our investment securities portfolio by 47 basis points, from 4.25% in the second quarter of 2009 to 3.78% in the second quarter of 2010.  Due to these rate factors, net interest income on securities decreased $332 thousand between the comparable quarters.  Conversely, the average outstanding balance of our securities increased, which contributed $176 thousand of additional interest income due to volume factors.

The interest income recorded on the loan portfolio decreased $808 thousand between the second quarter of 2009 and the second quarter of 2010 due to both rate and volume factors.  During the second half of 2009 and the first half of 2010, we curtailed some of our lending activities to mitigate credit risk and improve our regulatory capital ratios.  This resulted in a decrease in the average outstanding balance of loans between comparable quarters and a decrease in interest income due to volume factors totaling $502 thousand.  In addition, as new loans replaced maturing loans and variable rate loans re-indexed at the current lower market rates, the yield on our loan portfolio decreased 21 basis points, from 5.88% in the second quarter of 2009 to 5.67% in the second quarter of 2010.  These rate factors decreased interest income $306 thousand between the comparable quarters.

We recorded $1.891 million in interest expense on time and other deposit accounts during the second quarter of 2010, as compared to $2.319 million in the second quarter of 2009, a $428 thousand or 18.5% decrease in interest expense between the periods.  Low market rates for certificates of deposit throughout 2009 and the first half of 2010 drove down interest expense as new and renewed certificates were opened at lower rates of interest than maturing certificates.  These rate factors decreased interest expense on time accounts $494 thousand between comparable quarters.  This decrease was offset, in part, by a $66 thousand increase in interest expense on time accounts due to an increase in average outstanding balances.

Interest expense on money market deposit accounts decreased $328 thousand between the second quarter of 2009 and the second quarter of 2010.  As short-term interest rates decreased between comparable quarters, we lowered the interest rate paid on money market deposit accounts causing a $258 thousand decrease in interest expense due to rate factors.  Due to the lower interest rates offered on the money market accounts between comparable quarterly periods, outstanding balances decreased $30.743 million, further reducing interest expense by $70 thousand.

The average rate paid on NOW accounts decreased from 0.86% in the second quarter of 2009 to 0.47% in the second quarter of 2010.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $118.891 million in the second quarter of 2009 to $125.536 million in the second quarter of 2010 due principally to an increase in municipal deposits.  Between comparable periods, interest expense on NOW accounts decreased $108 thousand.  The increase in the volume of NOW accounts increased interest expense $14 thousand between comparable periods, but was offset by a $122 thousand decrease in interest expense due to a decrease in rate.

In 2009 we decreased the interest rates paid on savings accounts.  The decrease in interest rates paid on these accounts caused an $11 thousand decrease in interest expense between comparable quarters, but it was offset, slightly, by a $3 thousand increase in interest expense due to an increase in average volume.

Provision for Loan Losses.  We recorded $1.875 million in the provision for loan losses in the second quarter of 2010.  This compares to $950 thousand for the second quarter of 2009, a $925 thousand increase.  The provision for loan losses increased principally due to an increase in nonperforming loans, and impaired loans, as well as difficult economic conditions.  During the second quarter of 2010 nonperforming loans increased $8.411 million due to the transfer of several large commercial real estate secured loans from potential problem loan status to nonperforming status.  Although several of these borrowers were less than 90 days past due and we maintain reasonably strong collateral positions, we classified these loans as nonaccrual due to doubts that these borrowers will continue to make timely principal and interest payments under the current terms of their loan agreement.

The level of impaired loans increased $5.924 million, from $16.224 million at March 31, 2010 to $22.148 million at June 30, 2010.  However, the amount of specifically identified reserves for impaired loans only increased $611 thousand, from $531 thousand at March 31, 2010 to $1.142 million at June 30, 2010.  On most of our impaired loans, the fair value of the collateral exceeded the book balance of the loan at June 30, 2010.  In particular, $12.608 million of our impaired loans did not require specific impairment at June 30, 2010.  We recorded $691 thousand in net charge-offs in the second quarter of 2010, as compared to $603 thousand in the second quarter of 2009.

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  Noninterest income increased $52 thousand or 2.1% in the second quarter of 2010, as compared to the second quarter of 2009 due principally to increases in net investment securities gains and trust fees.  Specifically, total noninterest income increased from $2.427 million in the second quarter of 2009 to $2.479 million in the second quarter of 2010.

Net investment securities gains increased $111 thousand or 11.0%, from $1.009 million in the second quarter of 2009 to $1.120 million in the second quarter of 2010.  During the second quarter of 2010, we recorded $1.199 million in net gains on the sale and call of $51.206 million of available-for-sale investment securities.  This compares to $912 thousand of net gains on the sale and call of $38.330 million of available-for-sale investment securities during the second quarter of 2009.  These gains were offset, in part, by $79 thousand of net investment securities losses on our trading portfolio in the second quarter of 2010.  This compares to $97 thousand in net investment securities gains on the trading portfolio during the second quarter of 2009.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

We recorded a $63 thousand or a 16.2% increase in trust fees between the second quarter of 2009 and the second quarter of 2010.  In particular, we recorded $451 thousand in trust fees during the second quarter of 2010, versus $388 thousand during the second quarter of 2009.  The increase in trust fees between comparable quarters was attributable to a few factors.  First, between comparable quarters the value of the securities held in our trust and investment division increased substantially due to an improvement in the Unites States and global equity markets.  Since our trust and investment management fees are based, in part, on the value of the assets held by the various accounts, we experienced an increase in these fees between comparable quarters.  Second, we increased fees on selected accounts in mid-2009, which increased fees on a comparative quarterly basis.  Third, we secured several new trust account relationships during 2009 and the first half of 2010, which provided incremental revenue on a comparative quarterly basis.

We recorded $390 thousand of service charges on deposit accounts during the second quarter of 2010 as compared to $450 thousand in the second quarter of 2009, a $60 thousand or 13.3% decrease between the periods.  The decrease in service charges on deposit accounts was principally due to a decrease in overdraft charges on checking accounts between comparable periods.  Due to pending changes in customer overdraft regulations, we expect to experience up to a $100 thousand quarterly decrease in our service charges on deposit accounts beginning in the third quarter of 2010.

The remaining categories of noninterest income, including the net gain on sale of loans, income on bank-owned life insurance, other service fees and other income, decreased $62 thousand on a comparable period basis.  During the second quarter of 2010, we recorded $518 thousand of revenue within these categories of noninterest income, as compared to $580 thousand during the second quarter of 2009.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessments, loan collection expense and other miscellaneous expenses.  Total noninterest expense decreased $53 thousand or 0.7% on a comparable quarter basis, from $7.186 million in the second quarter of 2009 to $7.133 million in the second quarter of 2010.  During 2009 we modified our strategic plan.  In particular, we curbed our asset growth plan in favor of a plan to improve current period income and capital levels.  As of a result of this change, we recorded decreases in most categories of noninterest expense.  In particular, on a combined basis, salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, and the FDIC premium assessment decreased $487 thousand between comparable quarters.  These decreases were offset by increases in professional fees, loan collection expense and other miscellaneous expenses totaling $432 thousand.

During the second quarter of 2010, we recorded $2.999 million in salaries expense, versus $3.202 million in the second quarter of 2009, a $203 thousand or 6.3% decrease between the periods.  Between comparable periods, we recorded a $228 thousand net decrease on our executive deferred compensation plan and a $93 thousand decrease in incentive and commission payments.  This was slightly offset by net wage increases totaling $118 thousand between comparable quarters.

We recorded $721 thousand in employee benefits expense during the second quarter of 2010 versus $820 thousand in the second quarter of 2009, a $99 thousand or 12.1% decrease between the periods.  The decrease in employee benefits expense between the periods was largely due a significant decrease in pension expense.

We recorded $447 thousand in FDIC premium assessment expense during the second quarter of 2010, as compared to $574 thousand in the second quarter of 2009.  During the second half of 2008 and the first half of 2009, the rate of bank failures rose substantially.  This created significant claims against the FDIC Deposit Insurance Fund (“DIF”), prompting the FDIC to raise its quarterly premium assessment, as well as charge a special assessment during the second quarter of 2009 in an effort to restore it’s the DIF to its desired capitalization.  Although there were no system-wide special assessments during the second quarter of 2010, we anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively, potentially including additional special assessments.

On a combined basis, occupancy expense of company premises, furniture and fixture expense and computer service fees decreased $58 thousand or 5.0%, from $1.161 million in the second quarter of 2009 to $1.103 million in the second quarter of 2010.  During 2010 we did not embark on any significant growth plan initiatives or computer system implementations resulting in a net reduction in these categories of noninterest expense.

Loan related collection expenses include the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During the second quarter of 2010, we incurred and paid past due taxes and lapsed insurance premiums for several large, delinquent or nonperforming borrowers and incurred $414 thousand in expense related to these payments.  By comparison, we incurred $213 thousand in similar expenses during the second quarter of 2009.  Also due to deterioration in our asset quality, we recorded an $86 thousand increase in professional fees primarily for legal work associated with our delinquent and nonperforming credit relationships.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, stock exchange listing fees, net loss on the impairment / sale of fixed assets and other real estate and several other miscellaneous expenses.  During the second quarter of 2010 other miscellaneous expenses increased $145 thousand or 16.7%, from $868 thousand in the second quarter of 2009 to $1.013 million in the second quarter of 2010.   We recorded net losses totaling $141 thousand on the disposal / impairment of other real estate owned during the second quarter of 2010, as compared to no losses during the second quarter of 2009.

Income Taxes.  Income tax expense decreased from $637 thousand during the second quarter of 2009 to $218 thousand during the second quarter of 2010.  The effective tax rate was 16.47% in the second quarter of 2010 as compared to 28.6% in the second quarter of 2009.  Fluctuations in the quarterly effective tax rate from 2009 to 2010 relate primarily to changes in the forecasted income between first and second quarters each year.

E. Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009

Overview.  Net income increased $213 thousand or 8.0% between the six-month period ended June 30, 2010 and the six-month period end June 30, 2009.  During the six months ended June 30, 2010, we recorded net income and earnings per share of $2.879 million and $0.27, respectively.  This compares to net income of $2.666 million and earnings per share of $0.25 during the six months ended June 30, 2009.  The increase in net income over comparable periods was due to several factors, including an increase in net interest income and noninterest income, offset, in part by an increase in the provision for loan losses and noninterest expense.  More specifically, over comparable six-month periods net interest income and noninterest income increased $751 thousand and $376 thousand, respectively, while the provision for loans losses and noninterest expense increased $525 thousand and $389 thousand, respectively.

Although net income improved over comparable periods, we relied significantly on gains from the sale of investment securities to supplement earnings and offset an increased provision for loan losses due to deteriorating asset quality.  During the first half of 2010, we recorded $2.675 million in the provision for loan losses, as compared to $2.150 million in the provision for loan losses in the first half of 2009, a $525 thousand or 24.4% increase between the comparable periods.  We recorded $1.747 million in net investment securities gains during the first half of 2010, as compared to $1.450 million in the first half of 2009, a $297 thousand or 20.5% increase.

We recorded $15.982 million in net interest income during the six-month period ended June 30, 2010, versus $15.231 million in the six-month period ended June 30, 2009, a $751 thousand or 4.9% increase.  The increase in net interest income between the comparable six-month periods was primarily attributable to a reduction in our funding costs.  Due to low market interest rates, we lowered the interest rates offered on our interest bearing deposit liabilities between comparable six-month periods resulting in a $2.488 million reduction in interest expense.  This improvement was offset, in part, by a $1.737 million decrease in interest income between comparable periods.

Total noninterest income increased $376 thousand or 9.3% between the first half of 2009 and the first half of 2010 due largely to an increase in investment securities gains.  In addition, we recorded a $157 thousand or 22.1% increase in trust fees over comparable periods.  In mid-2009 we raised our trust fees on select categories of accounts.  This increase coupled with an increase in the trust assets under management resulted in an increase in the fees earned on these accounts.

Total noninterest expenses increased $389 thousand or 2.9% between the six-month period ended June 30, 2009 and the six-month period ended June 30, 2010.  The two largest factors contributing toward this increase were a $228 thousand increase in our FDIC premium assessment and a $248 thousand increase in our loan collection expense.  Salaries also increased $132 thousand between comparable periods, but were offset by a $135 thousand decrease in employee benefits, principally driven by a decrease in pension expense.

The increase in net income resulted in an increase in the return on average assets to 0.62% in the first half of 2010, as compared to 0.57% in the first half of 2009.  The return on average shareholders’ equity decreased slightly from 7.91% in the first half 2009 to 7.79% in the first half of 2010 due principally to a significant increase in shareholders’ equity between the comparable periods.  Total shareholders’ equity increased $8.246 million or 12.0%, from $68.814 million at June 30, 2009 to $77.060 million at June 30, 2010.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first half of 2010, net interest income comprised 78% of our net revenue (net interest income plus noninterest income).  This compares to 79% in the first half of 2009.  For the six-month period ended June 30, 2010, our net interest income was $15.982 million.  By comparison, for the six-month period ended June 30, 2009, our net interest income was $15.231 million.  The $751 thousand or 4.9% increase in net interest income between comparable six-month periods was due principally to a reduction in our interest bearing deposit liability costs, offset, in part, by a decrease in our earning asset yields.  Our net interest margin was 3.63% (3.75% tax equivalent) in the first half of 2010, as compared to 3.40% (3.57% tax equivalent) in the first half of 2009.

We recorded $21.795 million of interest income during the first half of 2010, as compared to $23.532 million during the first half of 2009.  This represented a $1.737 million or 7.4% decrease in interest income between comparable periods.  Over the twelve-month period preceding June 30, 2010, market interest rates remained at or near historical lows, which drove down our yield on earning assets.  During the first half of 2010, the yield on earning assets was 4.95%, as compared to 5.26% during the first half of 2009, a 31 basis point decrease between the periods.  Between comparable periods our average outstanding balance of loans, our highest yield earning asset portfolio, decreased $22.857 million, from $598.547 million during the six-month period ended June 30, 2009 to $575.690 million during the six-month period ended June 30, 2010.  During the second half of 2009 and the first half of 2010, we tightened our credit underwriting standards for loans in an effort to mitigate an anticipated deterioration in asset quality and improve our regulatory capital ratios.  As the loan portfolio amortized between these periods, we purchased investment securities with strong credit quality features, but at lower effective yields than the loan portfolio, in effect, changing the composition of our earning assets.  In addition and in connection with this risk-mitigation strategy, the average outstanding balance of our total earning assets decreased $13.746 million or 1.5%.

We recorded $5.813 million of interest expense during the first half of 2010, as compared to $8.301 million during the first half of 2009.  This represented a $2.488 million or 30.0% decrease in interest expense between comparable periods.  Similarly, the rates paid on our total interest bearing liabilities decreased 61 basis points, from 2.11% in the first half of 2009 to 1.50% in the first half of 2010.   Between comparable periods, we reduced the average rate paid on all categories of our interest-bearing deposit liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During the first half of 2010, we recorded $410 thousand of interest expense on our money market deposit accounts at an average rate of 0.47%.  By comparison, during the first half of 2009 we recorded $1.189 million of interest expense on money market deposit accounts at an average rate of 1.24%.  The 77 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $1.451 million thousand between comparable periods.  During the first half of 2010 the average rate paid on time and other deposit accounts was 2.23%, versus 3.01% in the first half of 2009, a 78 basis point decrease.

Due to the changing composition in our earning asset and interest-bearing liability portfolios over the last several quarters, we anticipate that our net interest income will decrease in the third quarter of 2010.

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

	For the Six Months Ended
	June 30,
	2010 vs. 2009
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal Funds Sold	$1	$-	$1
Interest Bearing Deposits	2	5	7
Securities	(599)	98	(501)
Loans	(553)	(691)	(1,244)
Total earning assets	(1,149)	(588)	(1,737)

Interest bearing liabilities:
Savings accounts	(34)	7	(27)
Money market accounts	(686)	(93)	(779)
NOW accounts	(247)	62	(185)
Time & other deposit accounts	(1,295)	(156)	(1,451)
Borrowings	28	(74)	(46)
Total interest bearing liabilities	(2,234)	(254)	(2,488)

Change in net interest income	$1,085	$(334)	$751

Net interest income increased $751 thousand between the six-month period ended June 30, 2009 and the six-month period ended June 30, 2010.  Between the periods we recorded a $1.737 million decrease in interest income, versus a $2.488 million decrease in interest expense.  The decrease in interest income between comparable quarters was driven by decreases in both the volume and yield on earning assets.  Similarly, the decrease in interest expense was driven by decreases in both the volume and rate on interest bearing liabilities.

Market interest rates dropped precipitously during the fourth quarter of 2008 and generally remained low throughout 2009 and the first half of 2010 due to weak economic conditions.  Accordingly, throughout 2009 and the first half of 2010, we dropped the interest rates paid on our interest bearing deposit liability accounts, which reduced interest expense $2.234 million due to rate factors.  This same environment also lowered the yields on our earning asset portfolios and decreased interest income due to rate factors by $1.149 million, resulting in a $1.085 million increase in net interest income between comparable six-month periods due to rate factors.

In connection with our plan to improve our regulatory capital levels by, in part, deleveraging the Company, we decreased the volume of earning assets by $13.746 million, from $902.162 million in six-month period ended June 30, 2009 to $888.416 million in the six-month period ended June 30, 2010.  Similarly, the average outstanding balance of our interest bearing liabilities decreased $11.048 million, from $792.899 million during the first half of 2009 to $781.851 million during the first half of 2010.  These changes resulted in a $334 thousand decrease in net interest income due to volume factors between comparable six-month periods.

The interest income recorded on the investment securities portfolio decreased $501 thousand between the first half of 2009 and the first half of 2010.  Throughout 2009 and the first half of 2010, we sold substantial amounts of our available-for-sale securities portfolio to increase current period earnings, and shareholders’ equity, as well as our regulatory capital ratios, in alignment with our strategic plan.  The proceeds from these sales, as well as the proceeds from other scheduled principal payments and prepayments, were largely reinvested in new available-for-sale securities at the current lower market rates.  These activities decreased the yield on our investment securities portfolio by 44 basis points, from 4.27% in the first half of 2009 to 3.83% in the first half of 2010.  Due to these rate factors, net interest income on securities decreased $599 thousand between the comparable periods.  Conversely, the average outstanding balance of our securities increased, which contributed $98 thousand of additional interest income due to volume factors.

The interest income recorded on the loan portfolio decreased $1.244 million between the first half of 2009 and the first half of 2010 due to both rate and volume factors.  During the second half of 2009 and the first half of 2010, we curtailed some of our lending activities to mitigate credit risk and improve our regulatory capital ratios.  This resulted in a decrease in the average outstanding balance of loans between comparable periods and a decrease in interest income due to volume factors totaling $691 thousand.  In addition, as new loans replaced maturing loans and variable rate loans re-indexed at the current lower market rates, the yield on our loan portfolio decreased 20 basis points, from 5.98% in the six-month period ended June 30, 2009 to 5.78% in the six-month period ended June 30, 2010.  These rate factors decreased interest income $553 thousand between the comparable six-month periods.

We recorded $3.685 million in interest expense on time and other deposit accounts during the first half of 2010, as compared to $5.136 million in the first half of 2009, a $1.451 million or 28.3% decrease in interest expense between the periods.  Low market rates for certificates of deposit throughout 2009 and the first half of 2010 drove down interest expense as new and renewed certificates were opened at lower rates of interest than maturing certificates.  These rate factors decreased interest expense on time accounts $1.295 million between comparable periods.  Also, due to the low interest rate environment the average outstanding balances for time and other deposit accounts decreased, resulting in a $156 thousand decrease in interest expense due to volume factors.

Interest expense on money market deposit accounts decreased $779 thousand between the six-month period ended June 30, 2009 and the six-month period ended June 30, 2010.  As short-term interest rates decreased between comparable periods, we lowered the interest rate paid on money market deposit accounts causing a $686 thousand decrease in interest expense due to rate factors.  Due to the lower interest rates offered on the money market accounts between comparable quarterly periods, outstanding balances decreased $16.408 million, further reducing interest expense $93 thousand.

The average rate paid on NOW accounts decreased from 0.88% in the first half of 2009 to 0.47% in the first half of 2010.  Despite the decrease in the average rate paid on these accounts, the average outstanding balance in the NOW account portfolio increased from $110.742 million in the first half of 2009 to $126.811 million in the first half of 2010 due principally to an increase in municipal deposits.  Between comparable periods, interest expense on NOW accounts decreased $185 thousand.  The increase in the volume of NOW accounts increased interest expense $62 thousand between comparable periods, but was offset by a $247 thousand decrease in interest expense due to a decrease in rate.

In 2009 we decreased the interest rates paid on savings accounts.  The decrease in interest rates paid on these accounts caused a $34 thousand decrease in interest expense between comparable periods, but it was offset, slightly, by a $7 thousand increase in interest expense due to an increase in average volume.

Provision for Loan Losses.  We recorded $2.675 million in the provision for loan losses in the six-month period ended June 30, 2010.  This compares to $2.150 million for the six-month period ended June 30, 2009, a $525 thousand increase.  The provision for loan losses increased principally due to an increase in troubled loans, particularly, nonperforming and, impaired loans and difficult economic conditions.  During the second quarter of 2010, nonperforming loans increased $8.411 million due to the transfer of several large commercial real estate secured loans from potential problem loan status to nonperforming status.  Although several of these borrowers were less than 90 days past due and we maintain reasonably strong collateral positions, we classified these loans as nonaccrual due to doubts that these borrowers will continue to make timely principal and interest payments under the current terms of their loan agreements.  In addition, although the level of impaired loans increased $9.191 million, from $12.957 million at December 31, 2009 to $22.148 million at June 30, 2010, the amount of specifically identified reserves for impaired loans only increased $421 thousand, from $721 thousand at December 31, 2009 to $1.142 million at June 30, 2010.  On most of our impaired loans, the fair value of the collateral exceeded the book balance of the loan at June 30, 2010.  In particular, $12.608 million of our impaired loans did not require specific impairment at June 30, 2010.  We recorded $1.251 million in net charge-offs in the six-month period ended June 30, 2010, as compared to $876 thousand in the six-month period ended June 30, 2009.

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  Noninterest income increased $376 thousand or 9.3% in the six-month period ended June 30, 2010, as compared to six-month period ended June 30, 2009 due principally to increases in net investment securities gains and trust fees.  Specifically, total noninterest income increased from $4.058 million in the first half of 2009 to $4.434 million in the first half of 2010.

Net investment securities gains increased $297 thousand or 20.5%, from $1.450 million in the first half of 2009 to $1.747 million in the first half of 2010.  During the six-month period ended June 30, 2010, we recorded $1.789 million in net gains on the sale and call of $72.096 million of available-for-sale investment securities.  These gains were offset, in part, by $42 thousand of net investment securities losses on our trading portfolio in the first half of 2010.  By comparison, we recorded $1.432 million in net gains on the sale and call of $54.889 million of available-for-sale investment securities and $18 thousand in net investment securities gains on the trading portfolio in the first half of 2009.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.  Due to very low market rates of interest that have prevailed throughout 2009 and the first six months of 2010, we have been able to sell select available-for-sale investment securities at values that exceeded amortized cost, thereby capturing gains to improve current period earnings and, in turn, shareholders’ equity.

We recorded a $157 thousand or 22.1% increase in trust fees between the first half of 2009 and the first half of 2010.  In particular, we recorded $869 thousand in trust fees during the six-month period ended June 30, 2010, versus $712 thousand during the six-month period ended June 30, 2009.  The increase in trust fees between comparable quarters was attributable to a few factors.  First, between comparable periods the value of the securities held in our trust and investment division increased substantially due to an improvement in the Unites States and global equity markets.  Since our trust and investment management fees are based, in part, on the value of the assets held by the various accounts, we experienced an increase in these fees between comparable periods.  Second, we increased fees on selected accounts in mid-2009, which increased fees on a comparative basis.  Third, we secured several new trust account relationships during 2009 and the first half of 2010, which provided incremental revenue.

We recorded $795 thousand of service charges on deposit accounts during the six-month period ended June 30, 2010, as compared to $863 thousand in the six-month period ended June 30, 2009, a $68 thousand or 7.9% decrease between the periods.  The decrease in service charges on deposit accounts was principally due to a decrease in overdraft charges on checking accounts between comparable periods.  Due to pending changes in customer overdraft regulation, we expect to experience up to a $100 thousand quarterly decrease in our service charges on deposit accounts beginning in the third quarter of 2010.

The remaining categories of noninterest income, including the net gain on sale of loans, income on bank-owned life insurance, other service fees and other income, decreased $10 thousand on a comparable period basis.  During the six-month period ended June 30, 2010, we recorded $1.023 million of revenue within these categories of noninterest income, as compared to $1.033 million during the six-month period ended June 30, 2009.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessments, loan collection expense and other miscellaneous expenses.  Total noninterest expense increased $389 thousand or 2.9% on a comparable period basis, from $13.567 million in the first half of 2009 to $13.956 million in the first half of 2010.  During 2009 we modified our strategic plan.  In particular, we curbed our asset growth plan in favor of a plan to improve current period income and capital levels.  Due to changes in the strategic plan, we recorded decreases in several categories of noninterest expense.  In particular, on a combined basis employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expenses and other miscellaneous expenses decreased $282 thousand between comparable quarters.  These decreases, however, were offset by increases in salaries, professional fees, FDIC premium assessment and loan collection expense totaling $671 thousand.

During the six-month period ended June 30, 2010, we recorded $6.065 million in salaries expense, versus $5.933 million in the six-month period ended June 30, 2009, a $132 thousand or 2.2% increase between the periods.  Between comparable periods, we recorded a $134 thousand net decrease on our executive deferred compensation plan and a $92 thousand decrease in incentive and commission payments.  This was offset by net wage increases totaling $358 thousand between comparable quarters.

We recorded $1.540 million in employee benefits expense during the six-month period ended June 30, 2010 versus $1.675 million in the six-month period ended June 30, 2009, a $135 thousand or 8.1% decrease between the periods.  The decrease in employee benefits expense between the periods was largely due to a significant decrease in pension expense.

On a combined basis, occupancy expense of company premises, furniture and fixture expense, computer service fees, advertising and marketing expense and other miscellaneous expense decreased $147 thousand or 6.5%, from $4.358 million in the first half of 2009 to $4.505 million in the first half of 2010.  During 2010 we did not embark on any significant growth plan initiatives or computer system implementations resulting in a net reduction in these categories of noninterest expense.

We recorded $893 thousand in FDIC premium assessment expense during the six-month period ended June 30, 2010, as compared to $665 thousand in the six-month period ended June 30, 2009.  During 2008, 2009 and the first half of 2010 the rate of bank failures rose substantially.  This created significant claims against the FDIC Deposit Insurance Fund, prompting the FDIC to raise its quarterly premium assessment.  We anticipate incurring significant FDIC premium assessment expenses for several years prospectively.

Loan related collection expenses include the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During the first half of 2010, we incurred and paid past due taxes and lapsed insurance premiums for several large, delinquent or nonperforming borrowers and incurred $534 thousand in expense related to these payments.  By comparison, we incurred $286 thousand in similar expenses during the first half of 2009.  Also due to deterioration in our asset quality, we recorded a $63 thousand increase in professional fees primarily for legal work associated with our delinquent and nonperforming credit relationships.

Income Taxes.  We recorded $906 thousand in income tax expense during both the six-month period ended June 30, 2010 and 2009.  Although income before tax increased $213 thousand between comparable six-month periods, our effective tax rate decreased to 23.9% during the first half of 2010, as compared to 25.4% in the first half of 2009.  The decrease in the effective tax rate is attributable to decreased forecasted income and a decrease in nondeductible expenses.

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Bank’s Asset and Liability Committee and Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, at June 30, 2010, the Bank maintained sufficient levels of liquidity to meet its anticipated and unanticipated funding needs.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	June 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$63,487	$34,043
Available-for-Sale and Held-to-Maturity investment securities less securities pledged for state and municipal deposits and borrowings	$26,790	$4,890
Total loan to total asset ratio	60.2%	64.8%
FHLBNY remaining borrowing capacity	$14,440	$16,832
Available correspondent bank lines of credit	$12,000	$12,000
Brokered certificate of deposit line of credit	$82,334	$90,332

Between December 31, 2009 and June 30, 2010, our overall liquidity position improved significantly.  At June 30, 2010, we maintained $63.487 million in cash and cash equivalents, $26.790 million in unpledged available-for-sale and held-to-maturity investment securities, and $26.440 million of readily available lines of credit at other banks (excluding the brokered certificate of deposit line of credit) to fund any anticipated or unanticipated growth in earning assets.  This compares to $34.043 million in cash and cash equivalents, $4.890 million in unpledged available-for-sale and held-to-maturity investment securities, and $28.832 million of readily available lines of credit at other banks on December 31, 2009.  Including our brokered certificate of deposit line of credit, our potential funding sources provided $199.051 million of short- and long-term liquidity at June 30, 2010, as compared to $158.097 million at December 31, 2009, a $40.954 million increase between periods.  Our total loan to total asset ratios of 60.2% at June 30, 2010 and 64.8% at December 31, 2009 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and standby letters of credit decreased between December 31, 2009 and June 30, 2010.  Commitments to extend credit and standby letters of credit totaled $97.642 million at June 30, 2010, versus $110.310 million at December 31, 2009, a $12.668 million or 11.5% decrease.  The decrease between periods was principally due to decreases in commercial line of credit commitments, offset, in part, by an increase in commitments to fund commercial real estate construction loans.  Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly from quarter to quarter.  We, however, will closely monitor our liquidity position over the next several quarters to assure adequate levels of short-term funding are available to fund our off-balance sheet commitments.

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

Total shareholders’ equity increased $4.141 million or 5.7% between December 31, 2009 and June 30, 2010.  Total shareholders’ equity was $77.060 million at June 30, 2010, as compared to $72.919 million at December 31, 2009.  The net increase in shareholders’ equity between periods was due to a few factors.  During the first half of 2010, we recorded net income of $2.879 million.  In addition, we recorded $2.267 million  in other comprehensive income due to an increase, net of tax in the market value of our available-for-sale investment securities portfolio and a $101 thousand decrease in accumulated other comprehensive loss relating to the net actuarial loss on our defined benefit plan.  These were offset, in part, by cash dividend payments totaling $1.284 million.  And finally, during the first half of 2010, we raised $177 thousand of shareholders’ equity by reissuing our common stock through a Dividend Reinvestment and Direct Stock Purchase Plan (“the Plan”).  The Company registered 3,457,960 treasury shares with the SEC under the Plan and reissued 26,150 of these shares during the first half of 2010.  Under the Plan, the Company’s registered shareholders may reinvest all or part of their dividend payments on each dividend payable date, and/or purchase additional shares monthly through the optional cash investment feature.  In addition, prospective shareholders may purchase the shares directly from the Company.  The maximum amount of optional cash investments that can be made by individual participants is $300,000 in any calendar year.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes Tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to average assets ratio of 5.0%, a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at June 30, 2010 and December 31, 2009.

In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Bank’s Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at June 30, 2010 were 7.74%, 12.47% and 13.73%, respectively.  This compares to 7.72%, 11.34% and 12.59%, respectively, at December 31, 2009.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At June 30, 2010, under statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $9.952 million.  These statutory limitations notwithstanding, the Bank entered into an informal agreement with the OCC during the third quarter of 2009, which requires the Bank’s Board of Directors to obtain OCC approval prior to declaring a dividend.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies and practices, capital guidelines, and applicable laws.

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

Our management, including the then Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based upon that evaluation, the then Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 4T:  Controls and Procedures

This item is not applicable.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At June 30, 2010 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries has been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A:  Risk Factors

During the second quarter of 2010 there were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K, Item 1A, filed with the SEC on March 12, 2010.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B.  Not applicable.

C.  Purchases of Equity Securities by Issuer and Affiliated Purchasers

None

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended June 30, 2010.

ITEM 4:  REMOVED AND RESERVED

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:  /s/ Joseph E. Sutaris                                                                                           Date: August 9, 2010

Joseph E. Sutaris
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary*
*Mr. Sutaris is also performing functions similar to those of CEO, since August 2, 2010

EXHIBIT INDEX

No. Document

31.2 Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (CFO is also performing functions similar to those of CEO, since August 2, 2010.)

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (CFO is also performing functions similar to those of CEO, since August 2, 2010.)