Form 10-Q
period 2010-09-30
Wilber CORP
filed 2010-11-09
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 4, 2010 there were issued and outstanding 10,719,382 shares of the Registrant’s Common Stock.

THE WILBER CORPORATION
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

RECENT DEVELOPMENTS

ITEM 1:	Interim Financial Statements (Unaudited)

Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	A.	General
	B.	Financial Condition and Performance Overview
	C.	Comparison of Financial Condition at September 30, 2010 and December 31, 2009
	D.	Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009
	E.	Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009
	F.	Liquidity
	G.	Capital Resources and Dividends

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4:	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 1A:	Risk Factors

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3:	Defaults Upon Senior Securities

ITEM 4:	Submission of Matters to a Vote of Security Holders

ITEM 5:	Other Information

ITEM 6:	Exhibits

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We want you to know that a variety of future events and uncertainties could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, including volatility and disruption in national and international financial markets, acts of war or terrorism, legislative and regulatory changes, government intervention in the U.S. financial system, monetary and fiscal policies of the federal government, changes in tax policies, tax rates and regulations of federal, state and local tax authorities, changes in consumer preferences, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services and fees.

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

Index

RECENT DEVELOPMENTS

Shareholder Approval of Executive Compensation.  On October 18, 2010, the SEC proposed amendments to its rules to implement the provisions of the Dodd-Frank Act relating to shareholder approval of executive compensation and “golden parachute” compensation arrangements.  The Dodd-Frank Act amends the Securities Exchange Act of 1934 by adding Section 14A, which requires companies to conduct a separate shareholder advisory vote to approve the compensation of executives and also requires companies to conduct a separate shareholder advisory vote to determine how often an issuer will conduct a shareholder advisory vote on executive compensation. In addition to these “say-on-pay” provisions, Section 14A requires companies soliciting votes to approve merger or acquisition transactions to provide disclosure of certain “golden parachute” compensation arrangements and, in certain circumstances, to conduct a separate shareholder advisory vote to approve the golden parachute compensation arrangements.  The period for comment on these proposed amendments ends on November 18, 2010.

Dodd-Frank Wall Street Reform and Consumer Protection Act.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which significantly changes the regulation of banks, bank holding companies and the broader financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks and bank holding companies, such as the Company, will be regulated in the future. Among other things, these provisions: i) abolish the Office of Thrift Supervision and transfer its functions to other federal banking agencies; ii) relax rules regarding interstate branching; iii)  allow financial institutions to pay interest on business checking accounts; iv) change the scope of federal deposit insurance coverage; v) and impose new capital requirements on bank holding companies.

The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve Board, which will be given the authority to promulgate consumer protection regulations applicable to banks and other providers offering consumer financial services or products.  This includes the authority to prohibit "unfair, deceptive or abusive" acts and practices.  Banks with $10 billion or less in assets, such as Wilber National Bank (the “Bank”), will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may materially affect the Company’s business, compliance responsibilities, human resources and operating environment. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.

Index

The Company's management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Company’s business, financial condition, and results of operations. However, we cannot predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company and the Bank.

Index

ITEM 1:  Interim Financial Statements (Unaudited)

The Wilber Corporation
Consolidated Statements of Condition (Unaudited)
	September 30,	December 31,
in thousands except share and per share data	2010	2009
Assets
Cash and Due from Banks	$9,634	$10,004
Interest Bearing Balances with Banks	37,688	22,648
Federal Funds Sold	771	1,391
Total Cash and Cash Equivalents	48,093	34,043
Securities
Trading, at Fair Value	1,044	1,165
Available-for-Sale, at Fair Value	219,190	173,302
Held-to-Maturity, Fair Value of $62,119 at September 30, 2010
and $70,147 at December 31, 2009	59,995	69,391
Other Investments	5,802	5,941
Loans Held for Sale	1,410	576
Loans	540,439	587,237
Allowance for Loan Losses	(10,056)	(8,622)
Loans, Net	530,383	578,615
Premises and Equipment, Net	5,497	6,004
Bank Owned Life Insurance	17,444	16,994
Goodwill	4,619	4,619
Pension Asset	1,434	1,247
Other Assets	11,994	15,036
Total Assets	$906,905	$906,933

Liabilities and Shareholders’ Equity
Deposits:
Demand	$78,762	$70,437
Savings, NOW and Money Market Deposit Accounts	358,702	365,908
Certificates of Deposit (Over $100M)	110,119	125,418
Certificates of Deposit (Under $100M)	178,146	165,278
Other Deposits	27,244	26,699
Total Deposits	752,973	753,740
Short-Term Borrowings	13,290	12,650
Long-Term Borrowings	57,246	60,939
Other Liabilities	5,212	6,685
Total Liabilities	828,721	834,014

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized,
and 13,961,664 Shares Issued at September 30, 2010 and
December 31, 2009	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	101,508	98,222
Accumulated Other Comprehensive Loss	(1,146)	(2,866)
Treasury Stock at Cost, 3,241,372 Shares at September 30,
2010 and 3,273,555 Shares at December 31, 2009	(26,537)	(26,801)
Restricted Stock, 910 Shares at September 30, 2010 and 0
Shares at December 31, 2009	(5)	-
Total Shareholders’ Equity	78,184	72,919
Total Liabilities and Shareholders’ Equity	$906,905	$906,933

See accompanying notes to unaudited consolidated interim financial statements.

Index

The Wilber Corporation
Consolidated Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands except share and per share data	2010	2009	2010	2009
Interest and Dividend Income
Interest and Fees on Loans	$8,067	$8,992	$24,560	$26,729
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	1,935	2,372	6,137	7,074
State and Municipal Obligations	393	374	1,345	1,222
Other	51	104	159	317
Interest on Federal Funds Sold and Interest Bearing Balances at
Other Banks	27	16	67	48
Total Interest and Dividend Income	10,473	11,858	32,268	35,390

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	318	653	1,118	2,444
Certificates of Deposit (Over $100M)	674	671	1,931	2,495
Certificates of Deposit (Under $100M)	1,136	1,135	3,330	4,197
Other Deposits	105	137	339	387
Interest on Short-Term Borrowings	11	19	35	72
Interest on Long-Term Borrowings	640	648	1,944	1,969
Total Interest Expense	2,884	3,263	8,697	11,564
Net Interest Income	7,589	8,595	23,571	23,826
Provision for Loan Losses	750	570	3,425	2,720
Net Interest Income After Provision for Loan Losses	6,839	8,025	20,146	21,106

Noninterest Income
Trust Fees	433	353	1,302	1,065
Service Charges on Deposit Accounts	441	495	1,236	1,358
Investment Security Gains, Net	1,944	1,172	3,691	2,622
Net Gain on Sale of Loans	91	104	262	284
Increase in Cash Surrender Value of Bank Owned Life Insurance	150	159	450	453
Other Service Fees	202	182	570	524
Other Income	115	132	299	349
Total Noninterest Income	3,376	2,597	7,810	6,655

Noninterest Expense
Salaries	3,067	3,169	9,132	9,102
Employee Benefits	709	1,175	2,249	2,850
Occupancy Expense of Company Premises	463	439	1,478	1,499
Furniture and Equipment Expense	239	252	708	765
Computer Service Fees	445	414	1,263	1,252
Advertising and Marketing	131	103	380	385
Professional Fees	549	244	1,115	747
FDIC Premium Assessment	478	341	1,371	1,006
Loan Collection Expense	(50)	110	484	396
Other Miscellaneous Expenses	795	802	2,602	2,614
Total Noninterest Expense	6,826	7,049	20,782	20,616
Income Before Taxes	3,389	3,573	7,174	7,145
Income Taxes	(1,003)	(839)	(1,909)	(1,745)
Net Income	$2,386	$2,734	$5,265	$5,400

Basic and Diluted Earnings Per Share	$0.22	$0.26	$0.49	$0.51

See accompanying notes to unaudited consolidated interim financial statements.

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)
	Common	Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury	Restricted
in thousands except share and per share data	Stock	Capital	Earnings	Income (Loss)	Stock	Stock	Total
Balance at December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$-	$67,459
Comprehensive Income:
Net Income	-	-	5,400	-	-	-	5,400
Change in Net Unrealized Gain on Securities, Net of	-	-	-	772	-	-	772
Taxes
Change in Net Actuarial Loss on Defined Benefit	-	-	-	219	-	-	219
Plan, Net of Taxes
Change in Net Actuarial Loss on Split-Dollar Life	-	-	-	25	-	-	25
Insurance Benefit
Total Comprehensive Income							6,416
Cash Dividends ($0.215 per share)	-	-	(2,259)	-	-	-	(2,259)
Sale of Treasury Stock under Dividend Reinvestment
and Direct Stock Purchase Plan (26,157 shares)	-	11	-	-	215	-	226
Balance at September 30, 2009	$140	$4,235	$97,107	$(1,544)	$(28,096)	$-	$71,842

Balance at December 31, 2009	$140	$4,224	$98,222	$(2,866)	$(26,801)	$-	$72,919
Comprehensive Income:
Net Income	-	-	5,265	-	-	-	5,265
Change in Net Unrealized Gain on Securities, Net	-	-	-	1,568	-	-	1,568
of Taxes
Change in Net Actuarial Loss on Defined Benefit	-	-	-	151	-	-	151
Plan, Net of Taxes
Change in Net Actuarial Loss on Split-Dollar Life	-	-	-	1	-	-	1
Insurance Benefit
Total Comprehensive Income							6,985
Cash Dividends ($0.18 per share)	-	-	(1,927)	-	-	-	(1,927)
Sale of Treasury Stock under Dividend Reinvestment and Direct Stock Purchase Plan (31,273 shares)	-	-	(50)	-	256	-	206
Issuance of Restricted Stock (910 shares)	-	-	(2)	-	8	(6)	-
Amortization of Restricted Stock	-	-	-	-	-	1	1
Balance at September 30, 2010	$140	$4,224	$101,508	$(1,146)	$(26,537)	$(5)	$78,184

See accompanying notes to unaudited consolidated interim financial statements.

Index

The Wilber Corporation
Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended
	September 30,
in thousands	2010	2009
Cash Flows from Operating Activities:
Net Income	$5,265	$5,400
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	3,425	2,720
Depreciation and Amortization	997	1,260
Net Amortization of Premiums and Accretion of Discounts on Investments	721	422
Available-for-Sale Security Gains, net	(3,657)	(2,489)
Net Loss on Disposal of Fixed Assets	9	-
Other Real Estate Losses	233	149
Increase in Cash Surrender Value of Bank Owned Life Insurance	(450)	(453)
Net Decrease in Trading Securities	155	133
Net Gains on Trading Securities	(34)	(133)
Net Gain on Sale of Mortgage Loans	(262)	(284)
Originations of Mortgage Loans Held for Sale	(11,295)	(13,635)
Proceeds from Sale of Mortgage Loans Held for Sale	10,723	13,238
Settlement of Split-Dollar Life Insurance Benefit	-	(769)
Decrease (Increase) in Other Assets	1,624	(357)
(Decrease) Increase in Other Liabilities	(1,473)	448
Net Cash Provided by Operating Activities	5,981	5,650

Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	18,498	8,593
Proceeds from Maturities of Available-for-Sale Investment Securities	34,929	42,572
Proceeds from Sales and Calls of Available-for-Sale Investment Securities	133,377	82,437
Purchases of Held-to Maturity Investment Securities	(9,279)	(33,804)
Purchases of Available-for-Sale Investment Securities	(208,523)	(97,175)
Net Decrease (Increase) in Other Investments	139	(84)
Net Decrease (Increase) in Loans	40,897	(15,029)
Purchase of Premises and Equipment, Net of Disposals	(164)	(440)
Proceeds from Sale of Premises and Equipment	35	-
Proceeds from Sale of Other Real Estate	1,398	114
Proceeds from Sale of Commercial Loan	2,300	-
Net Cash Provided by (Used in) Investing Activities	13,607	(12,816)

Cash Flows from Financing Activities:
Net Increase in Demand, Savings, NOW, Money Market and Other Deposits	1,664	56,065
Net Decrease in Certificates of Deposit	(2,431)	(62,907)
Net Increase (Decrease) in Short-Term Borrowings	640	(1,496)
Increase in Long-Term Borrowings	50	57
Repayment of Long-Term Borrowings	(3,740)	(3,343)
Sale of Treasury Stock	206	226
Cash Dividends Paid	(1,927)	(2,259)
Net Cash Used by Financing Activities	(5,538)	(13,657)
Net Increase (Decrease) in Cash and Cash Equivalents	14,050	(20,823)
Cash and Cash Equivalents at Beginning of Period	34,043	44,421
Cash and Cash Equivalents at End of Period	$48,093	$23,598

Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$8,714	$11,708
Income Taxes	1,841	757
Non Cash Investing Activities:
Change in Net Unrealized Gain on Securities, Net of Tax	1,568	772
Transfer of Loans to Other Real Estate	1,376	203
Transfer of Loans to Loans Held for Sale	2,300	-

See accompanying notes to unaudited consolidated interim financial statements.

Index

The Wilber Corporation
Notes to Unaudited Consolidated Interim Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated interim financial statements include the accounts of The Wilber Corporation (the “Company”) and its wholly owned subsidiary Wilber National Bank  (the “Bank”), and the Bank’s wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated interim financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

The data in the consolidated balance sheet for December 31, 2009 was derived from the Company's 2009 Annual Report on Form 10-K.  The Annual Report on Form 10-K includes the Company's audited consolidated statements of condition, consolidated statements of income, consolidated statements of cash flows, and consolidated statements of changes in shareholders’ equity and comprehensive income as of December 31, 2009 and 2008.  That data, along with the unaudited interim financial information presented in the consolidated statement of condition as of September 30, 2010, the consolidated statements of income for the three and nine-month period ended September 30, 2010 and 2009, the consolidated statements of cash flows and the consolidated statements of changes in shareholders’ equity and comprehensive income for the nine-month periods ended September 30, 2010 and 2009, should be read in conjunction with the 2009 consolidated financial statements, including the notes thereto.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

Restricted Stock Plan - In 2008 the Company’s shareholders established an Omnibus Incentive Plan (the “Omnibus Plan”).  The Omnibus Plan permits the granting of cash-based awards, restricted stock, restricted stock units, covered employee annual incentive awards and other stock-based awards, other than stock options, for a select group of management or highly compensated employees and directors of the Company.  The restricted stock will become vested at a rate of twenty five percent per year over four years. The related compensation expense will be recognized over the four year vesting period and will be offset within the shareholder equity account of the Company.  As a result of the granting of these awards, in addition to reporting basic earnings per share (“EPS”), the Company will report diluted EPS, which reflects the potential dilution that could occur assuming complete vesting of the restricted stock.

The Board expanded the Omnibus Plan in January 2010, to include the Senior Vice Presidents and the Regional Presidents, who will be eligible for the benefits of the Plan commencing in 2011, if the performance goals for 2010 are met.

Index

Note 1. Summary of Significant Accounting Policies, Continued

Recently Adopted Accounting Pronouncements – On January 1, 2010, the Company adopted the provisions of the ASC Topic 860-10-50, Transfers and Servicing-Overall-Disclosures as updated by Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets.  The standard enhances the reporting for transfers of financial assets, including securitization transactions.  It also requires companies to report where they have continuing exposure to the risks related to transferred financial assets and eliminates the concept of a "qualifying special-purpose entity."  In addition, it changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period.  This standard also requires additional year-end and interim disclosures.  The standard must be applied to transfers that occurred before and after its effective date.  The adoption of ASC Topic 860-10-50 had no impact on the Company’s financial statements.

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

In January 2010, a clarification ASU 2010-06, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements was issued for ASC topic 820-10-50, Fair Value Measurements and Disclosures-Overall-Disclosure.  The amendments in ASU 2010-06 require companies to provide a separate disclosure for transfers in and out of Levels 1 and 2, including a description of the reasons for the transfer.  The amendments also require companies to report activity in Level 3 fair value measurements on a gross basis, including information about purchases, sales, issuances and settlements.  The amendments also clarify existing disclosures related to disaggregated reporting, model inputs and valuation techniques.  The disclosures were effective for the first quarter of 2010, except for the gross reporting of Level 3 activity, which is effective beginning the first quarter of 2011.  These amendments resulted in additional disclosures in our interim and annual reports.

In March 2010, the FASB issued an update to ASC Topic 815-15 Derivatives and Hedging, Embedded Derivatives, ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, that clarifies that embedded credit-derivatives features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting.  Any other embedded derivative feature relating to another type of risk (including credit risk) must be evaluated for separation as an embedded derivative.  This update is effective with fiscal quarters ending after June 15, 2010.  The adoption of this update had no impact on the Company’s financial statements.

In April 2010, the FASB issued an update to ASC Topic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit, ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This updates a previous standard so that modifications of loans accounted for within a pool do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considered a troubled debt restructuring.  There is a one-time election to terminate accounting for loans in a pool.  The entity must continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  This update is effective for the first interim or annual period ending on or after July 15, 2010.  The adoption of this update had no impact on the Company’s financial statements.

Index

Note 1. Summary of Significant Accounting Policies, Continued

Subsequent Events – The Company has evaluated whether any subsequent events that require recognition or disclosure have taken place through the date these financial statements were issued.  These events are detailed below:

● Pending Litigation..  On November 3, 2010, Robert E. Becker (the “plaintiff”), a shareholder of the Company, commenced a lawsuit against the Company, each of its directors and Community Bank System, Inc. (“Community”) in New York State Supreme Court in Otsego County, New York (Becker v The Wilber Corporation, et al., Index No. 1266/2010). In his complaint, the plaintiff alleges that the Company and its directors breached their fiduciary duties to the Company’s shareholders by entering into the Agreement and Plan of Merger (the “Merger Agreement”) with Community. Amongst other allegations, the plaintiff contends that; i) the planned merger with Community does not provide fair value to the Company’s  shareholders; ii) the Board of Directors failed to maximize value for the Company’s shareholders; iii) the Company’s directors acted in their own interests in violation of their fiduciary duties in approving the merger; iv) the provisions of the Merger Agreement limiting the Company’s ability to entertain other offers and imposing a fee on the Company if it terminates the agreement under certain circumstances are unfair; and v) the Company’s directors' agreement to vote their shares in favor of the merger unfairly limits the Company’s ability to accept other offers. The complaint seeks certification of the lawsuit as a class action on behalf of all other Company shareholders, an order enjoining the merger, recission of the Merger Agreement and attorney’s fees. The Company believes that the complaint has no merit and intends to vigorously defend this litigation.

● Definitive Merger Agreement.  On October 25, 2010, the Company reported that it entered into a Merger Agreement with Community after the close of business on October 22, 2010.  Under the terms of the Merger Agreement, Community will acquire the Company for approximately $101.8 million, and the Company will merge with and into Community, with Community being the surviving corporation (the “Merger”).  Immediately following the Merger, the Bank, the wholly owned subsidiary of the Company will be merged with and into Community’s subsidiary bank, Community Bank, N.A. (“Community Bank”) and Community Bank will continue as the surviving bank.

The foregoing summary of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the Merger Agreement which is filed (along with the forms of the voting agreement and affiliates agreement) as exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on October 25, 2010.

● Entry into Formal Agreement with the Office of the Comptroller of the Currency.  On October 13, 2010, the Bank entered into a formal written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator.  The Formal Agreement became effective on October 13, 2010 and will remain in effect and enforceable until it is modified, waived or terminated in writing by the OCC.

The foregoing description is only a summary of the material terms of the Formal Agreement and is qualified in its entirety by reference to the Formal Agreement, which was filed with the Form 8-K on October 19, 2010 as Exhibit 10.1.

The Company was notified on October 28, 2010 by one of its correspondent banks that its $12.000 million unsecured line of credit was cancelled effective immediately.

● Appointment of President and Chief Executive Officer.  Also on October 13, 2010, the Board of Directors of the Company approved the appointment of Alfred S. Whittet as President and Chief Executive Officer of the Company, effective October 13, 2010.

Note 2. Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the potential dilutive effect that could occur upon the assumed exercise of restricted stock awards.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands except share and per share data	2010	2009	2010	2009
Basic Earnings Per Share
Net income applicable to common shareholders	$2,386	$2,734	$5,265	$5,400
Weighted average common shares outstanding	10,715,841	10,512,987	10,707,059	10,506,832
Basic earnings per share	$0.22	$0.26	$0.49	$0.51

Diluted Earnings Per Share
Net income applicable to common shareholders	$2,386	$2,734	$5,265	$5,400
Weighted average common shares outstanding	10,715,841	10,512,987	10,707,059	10,506,832
Effect of assumed exercise of average restricted	80	-	53	-
stock shares
Diluted average common shares outstanding	10,715,921	10,512,987	10,707,112	10,506,832
Diluted earnings per share	$0.22	$0.26	$0.49	$0.51

Index

Note 3. Investment Securities

The amortized cost and fair value of investment securities are shown in the table below.  The trading securities are comprised of mutual funds and individual equity and debt securities held for the Company's executive deferred compensation plan.

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$14,123	$527	$-	$14,650
Mortgage-Backed Securities	200,748	3,260	68	203,940
Other	600	-	-	600
	$215,471	$3,787	$68	$219,190

Trading Portfolio	$1,044	$60	$60	$1,044

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$9,455	$286	$-	$9,741
Mortgage-Backed Securities	50,540	1,848	10	52,378
	$59,995	$2,134	$10	$62,119

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$32,872	$496	$412	$32,956
Mortgage-Backed Securities	139,192	1,800	724	140,268
Other	78	-	-	78
	$172,142	$2,296	$1,136	$173,302

Trading Portfolio	$1,194	$55	$84	$1,165

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$14,407	$277	$6	$14,678
Mortgage-Backed Securities	54,984	832	347	55,469
	$69,391	$1,109	$353	$70,147

The following tables provide information on temporarily impaired securities:

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities	44,025	78	-	-	44,025	78
	$44,025	$78	$-	$-	$44,025	$78

Index

Note 3. Investment Securities, Continued

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political Subdivisions	$10,567	$415	$67	$3	$10,634	$418
Mortgage-Backed Securities	73,663	1,027	1,422	44	75,085	1,071
	$84,230	$1,442	$1,489	$47	$85,719	$1,489

The above unrealized losses are considered temporary, based on the following:

Obligations of states and political subdivisions: The unrealized losses on these investments were caused by market interest rate increases since the time of purchase.  The contractual terms of these investments require the issuer to settle the securities at par upon maturity of the investment.  Because the decline in fair value is attributed to market interest rates and not credit quality, and because the Company does not intend to sell these investments until a market price recovery, which may be to maturity, these investments are not considered other than temporarily impaired.

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

	September 30, 2010
	Amortized	Estimated
in thousands	Cost	Fair Value
Available-for-Sale Securities
Due in One Year or Less	$2,902	$2,942
Due After One Year Through Five Years	5,217	5,376
Due After Five Years Through Ten Years	3,957	4,106
Due After Ten Years	202,795	206,166
	$214,871	$218,590

	September 30, 2010
	Amortized	Estimated
in thousands	Cost	Fair Value
Held-to-Maturity Securities
Due in One Year or Less	$3,515	$3,600
Due After One Year Through Five Years	13,108	13,715
Due After Five Years Through Ten Years	5,494	5,736
Due After Ten Years	37,878	39,068
	$59,995	$62,119

Index

Note 3. Investment Securities, Continued

Proceeds from sales and calls of available-for sale investment securities were $133.377 million and $82.437 million for the nine months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010, the Company recorded proceeds of $61.281 million and $27.548 million for the three months ended September 30, 2009.

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale and held-to-maturity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands	2010	2009	2010	2009
Gross Gains	$1,868	$1,057	$3,657	$2,490
Gross Losses	-	-	-	1
Net Securities Gains	$1,868	$1,057	$3,657	$2,489

At September 30, 2010, we held $5.802 million of non-marketable equity securities including:  $3.739 million in Federal Home Loan Bank of New York ("FHLBNY") stock; $1.833 million equity interest in a small business investment company, Meridian Venture Partners II, L.P.; $165 thousand of Federal Reserve Bank of New York stock; $34 thousand in New York Business Development Corporation stock; and $31 thousand in a small title insurance agency.  By comparison, at December 31, 2009, the estimated fair value of our nonmarketable equity securities totaled $5.941 million, a $139 thousand or 2.3% net decrease between the periods.

FHLBNY and Federal Reserve Bank stock totaling $3.904 million at September 30, 2010 and $4.039 million at December 31, 2009 is carried at cost as fair values are not readily determinable.  Both investments are classified in other investments on the Company's consolidated statements of condition and are required for membership.  The FHLBNY common stock we own enables us to borrow funds under the FHLBNY advance program and qualify for membership.  As a member of the FHLBNY, the Company is required to hold shares of FHLBNY stock.  The Company’s holding requirement varies based on its activities, primarily its outstanding borrowings, with the FHLBNY.  The Company conducts a periodic review and evaluation of its Federal Home Loan Bank stock to determine if any impairment exists. The factors considered include, among other things, significant deterioration in earnings performance, credit rating, asset quality; significant adverse change in the regulatory or economic environment; and other factors that raise significant concerns about the ability for a Federal Home Loan Bank to continue as a going concern.

At September 30, 2010, investment securities with an amortized cost of $187.396 million and an estimated fair value of $192.882 million were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

Index

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are presented in the following summary:

	September 30,	September 30,
in thousands	2010	2009
Balance at Beginning of Year	$8,622	$7,564
Provision for Loan Losses	3,425	2,720
Recoveries Credited	545	552
Loans Charged-Off	(2,536)	(1,674)
Ending Balance	$10,056	$9,162

The following provides information on impaired loans as of the following period ends:

	September 30,	December 31,
in thousands	2010	2009
Impaired Loans	$23,284	$12,957
Allowance for Impaired Loans	1,512	721

At September 30, 2010, $5.358 million of the impaired loans had a specific reserve allocation of $1.512 million compared to $5.844 million of impaired loans at December 31, 2009 with a related reserve allocation of $721 thousand.  The average recorded investment in impaired loans for the nine months ended September 30, 2010 and 2009 were $18.653 million and $11.087 million, respectively.  For the three months ended September 30, 2010 and 2009, the average recorded investment in impaired loans were $22.716 million and $12.362 million, respectively.

The Company recorded interest income related to impaired loans of $13 thousand and $79 thousand for the nine months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010 and 2009, the Company recorded interest income related to impaired loans of $4 thousand and $27 thousand, respectively.

The following table sets forth information with regard to non-performing loans:

	September 30,	December 31,
in thousands	2010	2009
Loans in Non-Accrual Status	$23,426	$12,149
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	310	731
Total Non-Performing Loans	$23,736	$12,880

The Company did not record any interest income related to nonaccrual loans for the nine months ended September 30, 2010 and 2009, respectively.  Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $954 thousand and $529 thousand would have been recorded for the nine months ended September 30, 2010 and 2009, respectively, and for the three months ended September 30, 2010 and 2009, the Company would have recorded $426 thousand and $205 thousand, respectively.

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

The estimated fair value of the Company’s stand-by letters of credit was $9 thousand and $16 thousand at September 30, 2010 and December 31, 2009, respectively.  The estimated fair value of standby letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s standby letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each standby letter of credit to the respective dates above.

Index

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

The components of net periodic benefit expense for pension and split-dollar life insurance plans are:

			Split-Dollar Life				Split-Dollar Life
	Pension Benefit		Insurance Benefit		Pension Benefit		Insurance Benefit

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
in thousands	2010	2009	2010	2009	2010	2009	2010	2009
Service Cost	$33	$38	$-	$5	$97	$114	$-	$17
Interest Cost	239	240	15	23	717	720	44	75
Cost of Insurance Payments	-	-	(14)	(13)	-	-	(41)	(35)
Expected Return on Plan Assets	(333)	(279)	-	-	(1,001)	(837)	-	-
Net Amortization	82	118	-	-	246	355	1	-
	$21	$117	$1	$15	$59	$352	$4	$57

For the three months ended September 30, 1010, the Company recorded, net of tax, as amortization of pension amounts previously recognized in accumulated other comprehensive income $50 thousand, as compared to $73 thousand for the three months ending September 30, 2009.  For the nine months ended September 30, 2010, the Company recorded, net of tax, as amortization of pension amounts previously recognized in accumulated other comprehensive income $151 thousand, as compared to $219 thousand for the nine months ending September 30,2009.

Note 7. Other Comprehensive Income

The following is a summary of changes in other comprehensive income/(loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands	2010	2009	2010	2009
Unrealized Holding Gains Arising During the Period, Net of Tax
(Pre-tax Amount of $729, $2,037, $6,215 and $3,750)	$446	$1,248	$3,810	$2,298
Reclassification Adjustment for Gains Realized in Net Income
During the Period, Net of Tax (Pre-tax Amount of ($1,868), ($1,057), ($3,657) and ($2,489))	(1,145)	(648)	(2,242)	(1,526)
Net Actuarial Loss on Split-Dollar Life Insurance Benefit	1	25	1	25
Change in Pension Asset (Pre-tax Amount of $82, $118, $246 and $355)	50	73	151	219
Other Comprehensive (Loss)/Income	$(648)	$698	$1,720	$1,016

Index

Note 8.  Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at September 30, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

	Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant	Total at
	for Identical	Observable	Unobservable	September 30,
in thousands	Assets	Inputs	Inputs	2010

Trading securities
Cash and equivalents	$72			$72
Fixed income securities	284			284
Equity securities	688			688
Total trading securities	$1,044			$1,044

Available-for-sale debt securities
Obligations of states and political subdivisions		$14,650		$14,650
Mortgage-backed securities		203,940		203,940
Total available-for-sale debt securities	$-	$218,590	$-	$218,590

Available-for-sale equity securities
Financial services industry		$50		$50
Other	$550			550
Total available-for-sale equity securities	$550	$50	$-	$600

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

The Company reported no significant transfers in and out of Levels 1 and 2 during the first three quarters of 2010.

Disclosure is required of assets and liabilities measured and recorded at fair value on a non-recurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  The following table details the fair value of those asset categories measured during the nine-month period ended September 30, 2010:

Level 1
	Quoted	Level 2
	Prices in	Significant	Level 3
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
in thousands	Assets	Inputs	Inputs	Gain (Loss)
Other Real Estate Owned	$-		$1,706	$(11)
Collateral Dependent Impaired Loans			$6,964	$(1,447)

Index

Note 8.  Disclosures about Fair Value of Financial Instruments, Continued

The Company currently has five properties recorded as other real estate owned ("OREO").  Four of these properties were the result of debts previously contracted and are carried at a fair value of $1.454 million.  The fifth property, carried at a fair value of $252 thousand, was the result of land previously purchased with the intent of development for branch operations, but development was later halted with the Company deciding to sell the property.  Through the nine-month period ended September 30, 2010, the impact to the allowance for loan and lease losses was a net charge of $64 thousand, and a net increase to earnings of $53 thousand due to the transfers into OREO and reappraisals of these properties.

During the year, specific reserves of $1.447 million were recorded in the allowance for loan losses to recorded collateral-depended impaired loans with a carrying value of $8.411 million at their fair value of $6.964 million.  Fair value of the underlying collateral is determined primarily on independent appraisals less estimated costs to sell.  Adjustments to the appraised values are made when changes in the condition of the collateral warrant.

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

Loans Held for Sale
The fair value of loans held for sale is estimated based on outstanding investor commitments.

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

Index

Note 8.  Disclosures about Fair Value of Financial Instruments, Continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
dollars in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$48,093	$48,093	$34,043	$34,043
Trading Securities	1,044	1,044	1,165	1,165
Available-for-Sale	219,190	219,190	173,302	173,302
Held-to-Maturity	59,995	62,119	69,391	70,147
Other Investments	5,802	5,802	5,941	5,941
Securities	286,031	288,155	249,799	250,555
Loans Held for Sale	1,410	1,410	576	576
Residential real estate (1)	174,695	175,414	177,720	178,241
Commercial real estate	222,945	223,862	240,823	241,530
Commercial (2)	82,727	83,067	93,928	94,204
Consumer	60,072	60,319	74,766	74,985
Loans	540,439	542,662	587,237	588,960
Allowance for Loan Losses	(10,056)	(10,056)	(8,622)	(8,622)
Net Loans	530,383	532,606	578,615	580,338
Accrued Interest Receivable	2,723	2,723	3,007	3,007
Financial Liabilities:
Demand	$78,762	$78,762	$70,437	$70,437
Savings, NOW and Money Market Deposit Accounts	358,702	358,702	365,908	365,908
Certificates of Deposit	288,265	296,738	290,696	299,886
Other Deposits	27,244	27,244	26,699	26,699
Borrowings	70,536	74,163	73,589	76,674
Accrued Interest Payable	766	766	782	782

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

During the first quarter of 2010, the Company awarded 3,186 restricted stock awards, with a grant date fair value of $6.59, which was the closing price of the Company's common stock on the grant date.  Prior to 2010 there were no restricted stock awards.

A portion of the restricted stock awards were forfeited upon the departure of the Company's former President and CEO. As a result of the forfeiture, 2,276 restricted stock awards were returned to treasury stock and a reduction in stock-based compensation was made during the third quarter.  For the nine months ended September 30, 2010, the Company recognized stock-based compensation related to the remaining restricted stock awards of $1 thousand and unrecognized compensation costs totaling $5 thousand will be recognized over the next four years.

Index

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. General

The primary objective of this quarterly report is to provide: (i) an overview of the material changes in our financial condition, including liquidity and capital resources, at September 30, 2010 as compared to December 31, 2009, (ii) a comparison of our results of operations for the three-month period ended September 30, 2010, as compared to the three-month period ended September 30, 2009, and (iii) a comparison of our results of operations for the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.

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

Recently Issued Accounting Pronouncements Not Yet Adopted.  In July 2010, the FASB issued an update that improves the disclosures required about credit quality and the allowance for credit losses for financing receivables.  The purpose of the additional disclosures is meant to improve the transparency of an entities credit risk exposure and losses and to explain the reasons for the changes in the allowance for credit losses.  Public entities will be required to provide these disclosures in all interim and annual reporting periods effective for periods ending on or after December 15, 2010.  Adoption of this update will result in additional disclosures in the Company’s financial statements at December 31, 2010.

Index

B. Financial Condition and Performance Overview

Overview.  Total assets for the period ended September 30, 2010 were $906.905 million and essentially unchanged from December 31, 2009.  In accordance with our strategy to mitigate credit risk and improve our capital ratios, during the first three quarters of 2010 loans decreased by $46.798 million or 8.0%.  This was offset by increases in interest bearing balances with banks and available-for-sale investment securities of $15.040 million and $45.888 million, respectively.  At September 30, 2010 we maintained a strong shareholders’ equity position of $78.184 million as compared to $72.919 million at December 31, 2009 allowing the Company and the Bank to exceed its targeted regulatory capital ratios.

We continue to maintain adequate levels of equity capital.  During the nine-month period ended September 30, 2010, total shareholders’ equity increased $5.265 million or 7.2% from $72.919 million at December 31, 2009 to $78.184 million at September 30, 2010.  In addition, at September 30, 2010 we continued to maintain adequate levels of liquidity.  The substantial majority of our funding is provided by customer deposits, which limits our reliance on wholesale funding sources.

During the third quarter of 2010, the credit quality of our loan portfolio continued to show weakness.  However, we are beginning to experience improvements in certain credit quality metrics.  Even though the level of net charge-offs, nonperforming and impaired loans increased moderately during the third quarter, the level of potential problem loans and the level of loans 30 to 89 days delinquent in performing status decreased.  As a result of these factors, the allowance for loan losses did not change significantly during the third quarter of 2010.  In particular, during the third quarter of 2010, the allowance for loan losses only increased $10 thousand from $10.046 million at June 30, 2010 to $10.056 million at September 30, 2010.  The allowance for loan losses to total loans was 1.86% at September 30, 2010, as compared to 1.83% of total loans at June 30, 2010.

We recorded net income and earnings per share of $2.386 million and $0.22, respectively, for the three-month period ended September 30, 2010.  This compares to net income and earnings per share of $2.734 million and $0.26, respectively, for the quarterly period ended September 30, 2009.  The $348 thousand decrease in net income and 15.4% decrease in earnings per share between comparable quarterly periods were primarily attributable to a decrease in net interest income between the periods, offset significantly by an increase in net investment securities gains.  Our return on average assets and return on average equity were 1.04% and 12.17% during the third quarter of 2010, as compared to 1.15% and 15.59% during the third quarter of 2009, respectively.

For the nine-month period ended September 30, 2010, we recorded net income and earnings per share of $5.265 million and $0.49, respectively.  This compares to $5.400 million in net income and $0.51 in earnings per share in the comparable nine-month period ended September 30, 2009.  The $135 thousand, or 2.5% decrease in net income and $0.02 decrease in earnings per share between comparable periods was due largely to an increase in the provision for loan losses, offset, in part by a significant increase in net investment securities gains.  Due primarily to the very low interest rate environment that prevailed during the first nine months of 2010, we sold or had called $133.377 million of our available-for-sale investment securities and recorded $3.691 million in gains on the sale of these securities.  We primarily sold mortgage-backed securities at significant gains to our amortized cost to improve current period earnings and regulatory capital levels.

Net interest income decreased over comparable nine-month periods due to a decrease in earning asset yields, offset in part, by lower funding costs.  Net interest income decreased $255 thousand from $23.826 million in the nine-month period ended September 30, 2009 to $23.571 million in the nine-month period ended September 30, 2010.  Trust service fees also increased $237 thousand or 22.3% over comparable nine-month periods, from $1.065 million in the nine-month period ended September 30, 2009 to $1.302 million in the nine-month period ended September 30, 2010.  Noninterest expenses increased $166 thousand between comparable nine-month periods. This was largely attributed to significant increases in our FDIC premium assessment and professional fees.  Our return on average assets and return on average equity were 0.76% and 9.31% during the first three quarters of 2010, as compared to 0.77% and 10.54% during the first three quarters of 2009, respectively.

We recorded $750 thousand in the provision for loan losses during the third quarter of 2010 to maintain the allowance for loan losses at a level adequate to absorb probable and estimable losses.  By comparison, during the third quarter of 2009, we recorded $570 thousand in the provision for loan losses.  This represents a $180 thousand or 31.6% increase in the provision for loan losses between the comparable quarters.

Index

Our dividend payout ratio was 37% during the first three quarters of 2010.  We declared and paid dividends totaling $0.18 per share during the first nine months of 2010 on earnings per share of $0.49.  This compares to a dividend payout ratio of 42% during the first three quarters of 2009 and dividends totaling $0.215 per share on earnings per share of $0.51.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(in thousands)
Earning Assets:
Federal funds sold	$1,193	$-	0.00%	$1,099	$-	0.00%
Interest bearing deposits	47,334	27	0.23%	27,617	16	0.23%
Securities (1)	267,936	2,379	3.52%	273,900	2,850	4.13%
Loans (2)	552,664	8,067	5.79%	602,407	8,992	5.92%
Total earning assets	869,127	10,473	4.78%	905,023	11,858	5.20%

Nonearning assets	$39,985			34,275
Total assets	$909,112			$939,298

Liabilities:
Savings accounts	$82,566	$50	0.24%	$73,738	$46	0.25%
Money market accounts	170,138	175	0.41%	209,789	428	0.81%
NOW accounts	110,295	93	0.33%	117,571	179	0.60%
Time & other deposit accounts	319,392	1,915	2.38%	311,556	1,943	2.47%
Borrowings	70,766	651	3.65%	75,193	667	3.52%
Total interest bearing liabilities	753,157	2,884	1.52%	787,847	3,263	1.64%

Noninterest bearing deposits	72,415			73,753
Other noninterest bearing liabilities	5,777			8,123
Total liabilities	831,349			869,723
Shareholders' equity	77,763			69,575
Total liabilities and shareholders' equity	$909,112			$939,298

Net interest income		$7,589			$8,595

Net interest rate spread (3)			3.26%			3.56%

Net earning assets	$115,970			$117,176

Net interest margin (4)			3.46%			3.77%

Net interest margin (tax-equivalent)			3.56%			3.92%

Ratio of earning assets to interest bearing liabilities	115.40%			114.87%

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

Index

	For the Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(in thousands)
Earning Assets:
Federal funds sold	$1,120	$1	0.12%	$690	$-	0.00%
Interest bearing deposits	39,082	66	0.23%	30,013	48	0.21%
Securities (1)	273,783	7,641	3.73%	272,575	8,613	4.22%
Loans (2)	567,930	24,560	5.78%	599,848	26,729	5.96%
Total earning assets	881,915	32,268	4.89%	903,126	35,390	5.24%

Nonearning assets	42,180			35,233
Total assets	$924,095			$938,359

Liabilities:
Savings accounts	$76,058	$142	0.25%	$70,510	$165	0.31%
Money market accounts	174,701	584	0.45%	198,942	1,617	1.09%
NOW accounts	121,245	392	0.43%	113,043	662	0.78%
Time & other deposit accounts	328,925	5,600	2.28%	333,367	7,079	2.84%
Borrowings	71,252	1,979	3.71%	75,334	2,041	3.62%
Total interest bearing liabilities	772,181	8,697	1.51%	791,196	11,564	1.95%

Noninterest bearing deposits	70,503			70,544
Other noninterest bearing liabilities	5,824			8,093
Total liabilities	848,508			869,833
Shareholders' equity	75,587			68,526
Total liabilities and shareholders' equity	$924,095			$938,359

Net interest income		$23,571			$23,826

Net interest rate spread (3)			3.38%			3.29%

Net earning assets	$109,734			$111,930

Net interest margin (4)			3.57%			3.53%

Net interest margin (tax-equivalent)			3.69%			3.69%

Ratio of earning assets to interest bearing liabilities	114.21%			114.15%

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

Index

Table of Nonperforming Assets:

The following table sets forth information regarding nonperforming loans and assets as of the periods indicated:

	At September 30, 2010	At December 31, 2009
	(in thousands)
Loans in nonaccrual status:
Residential real estate (1)	$2,006	$702
Commercial real estate	20,196	9,843
Commercial (2)	1,114	1,568
Consumer	110	36
Total nonaccruing loans	23,426	12,149
Loans contractually past due 90 days or more and still accruing interest	310	731
Troubled debt restructured loans	-	-
Total nonperforming loans	23,736	12,880
Other real estate owned (3)	1,706	1,961
Total nonperforming assets	$25,442	$14,841
Total nonperforming assets as a percentage of total assets	2.80%	1.64%
Total nonperforming loans as a percentage of total loans	4.39%	2.19%

(1) Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.  Excludes residential mortgage loans held for sale.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States
(3) Includes only properties and assets acquired through in-substance foreclosure, voluntary deed transfer, legal foreclosure or similar proceedings.  Excludes properties acquired by the Company for its own development.

Index

Analysis of the Allowance for Loan Losses Table:

The following table sets forth changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Balance at beginning of period	$10,046	$8,838	$8,622	$7,564

Charge offs:
Residential real estate (1)	86	-	304	-
Commercial real estate	659	32	1,234	507
Commercial (2)	38	17	190	85
Consumer	169	359	808	1,082
Total charge offs	952	408	2,536	1,674

Recoveries:
Residential real estate (1)	12	-	23	8
Commercial real estate	79	4	86	73
Commercial (2)	26	15	65	50
Consumer	95	143	371	421
Total recoveries	212	162	545	552

Net charge-offs	740	246	1,991	1,122
Provision for loan losses	750	570	3,425	2,720
Balance at end of period	$10,056	$9,162	$10,056	$9,162

Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.53%	0.16%	0.47%	0.25%

Allowance for loan losses to total loans	1.86%	1.53%	1.86%	1.53%

Allowance for loan losses to nonperforming loans	42%	76%	42%	76%

(1) Includes loans secured by 1-4 family dwellings, 5+ family residential dwellings, home equity loans and residential construction loans.
(2) Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

Index

C. Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Overview.  Total assets for the period ended September 30, 2010 were $906.905 million.  While there was little change to total assets between December 31, 2009 and September 30, 2010, there were significant shifts in various assets categories.  Total loans decreased from $587.237 million at December 31, 2009 to $540.439 million at September 30, 2010.  During the first three quarters of 2010, we curtailed our lending activities in connection with our plan to mitigate credit risk and increase our regulatory capital levels.  The decrease in loans was offset by increases in interest bearing balances with banks and available-for-sale investment securities.  Interest bearing balances with banks increased from $22.648 million at December 31, 2009 to $37.688 million at September 30, 2010 representing a $15.040 million or 66.4% increase for the period.  Additionally, our available-for-sale securities increased $45.888 million or 26.5%, from $173.302 million at December 31, 2009 to $219.190 million at September 30, 2010.

At September 30, 2010, we maintained a strong shareholders’ equity position.  Shareholders’ equity totaled $78.184 million or 8.6% of total assets at September 30, 2010.  This compares to $72.919 million or 8.0% of total assets at December 31, 2009.  In addition, both the Company and the Bank maintained regulatory capital ratios at September 30, 2010 that exceeded required minimum standards.

At September 30, 2010 our liquidity position was strong.  We maintained total cash and cash equivalents of $48.093 million or 5.3% of total assets and increased our holdings of liquid available-for-sale investment securities to $219.190 million, as compared to $173.302 million at December 31, 2009.  In addition, the amount of available-for-sale and held-to-maturity investment securities that were not pledged to secure public deposit liabilities increased substantially from $4.890 million at December 31, 2009 to $88.206 million at September 30, 2010.  These securities could be pledged for additional borrowings or sold to meet our anticipated and unanticipated funding needs.  In addition, we continue to have access to various wholesale funding sources, including lines of credit with other banks and brokered certificates of deposit.  However, we have not unduly relied upon, and do not plan to rely upon, these sources to fund our loan and investment activities.  The substantial majority of our funding is provided by customer deposits, a more stable funding source than the wholesale credit markets.  Due to the Bank’s Formal Agreement with the OCC, it is anticipated that some portion of the Bank’s secondary liquidity sources, namely its unsecured lines of credit, may be reduced.  In anticipation of this circumstance, we have maintained significant amounts of readily available short term liquidity.

Savings, NOW and money market deposit accounts (on a combined basis) decreased $7.206 million or 2.0% during the period, from $365.908 million at December 31, 2009 to $358.702 million at September 30, 2010.  Our certificates of deposit over $100,000 decreased $15.299 million or 12.2%.  Our certificates of deposit under $100,000 increased $12.868 million or 7.8% due to our funding strategy to increase long term deposits as a hedge against potential market interest rate increases in future periods.

Asset Quality.  We use several measures to determine the overall credit quality of our loan portfolio, including the level of delinquent loans (those 30 to 89 days delinquent, excluding nonperforming loans), the level of nonperforming loans, the level of impaired loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.

The credit quality of our loan portfolio weakened during the first three quarters of 2010.  Most notably, the level of nonperforming loans, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased during the period ended September 30, 2010 from the period ended June 30, 2010.  Between those periods, these loans increased $1.307 million or 5.8% from $22.429 million to $23.736 million.  At September 30, 2010, the total nonperforming loans as a percentage of total loans outstanding were 4.4%.  This compares to 2.2% at December 31, 2009.  Of the $23.736 million of nonperforming loans, 98.6% or $23.426 million were classified as nonaccrual

During the first three quarters of 2010, we transferred several large commercial real estate loans that were previously identified as potential problems loans into nonaccrual status.  The weakened state of the regional economy has impaired our borrowers’ ability to meet their debt obligations with us, as well as other lenders, leading to delinquent tax payments, loan covenant violations and doubts as to the borrower’s ability to continue to make scheduled principal and interest payments.  More specifically, many of these borrowers have experienced significant operating difficulties, including, but not limited to, decreased levels of occupancy, lower than expected rental payments, slower than expected property rental absorption rates or stalled construction efforts, causing them to violate the debt service coverage ratio requirements and / or other financial covenants we place on them as a condition of the loan.  During the fourth quarter of 2010, we anticipate one of our largest nonaccrual loans to be paid down in the amount of approximately $2.5 million. The property securing this borrowing was recently purchased as

Index

part of a bankruptcy proceeding.  We expect to receive final settlement from the bankruptcy trustee at the end of October 2010 with full recovery of the unpaid principal balance on the loan.

Several borrowers, although not delinquent in their payments to us, were past due on their property tax obligations, providing us reasonable doubt as to whether they could continue to service all of their debt obligations.  We also have several borrowers within our nonperforming loan pool who have defaulted on various provisions of their loan agreements with us, including, but not limited to, providing us with copies of their most recent federal tax returns, periodic financial statements, certified rent rolls or other operational performance information, which allow us to monitor their creditworthiness.  We have classified several of the loans to these borrowers to nonperforming status and are actively pursuing our legal remedies on a case-by-case basis, including foreclosure proceedings.  The nonperforming loan chart below provides a historical summary of our nonperforming loans over the last several quarters.

Nonperforming Loan Trend Table:

Period Ended
	2010			2009
(in thousands)	September 30	June 30	March 31	December 31	September 30
Total nonperforming loans	$23,736	$22,429	$14,018	$12,880	$12,188
Change in nonperforming loans from prior quarter end	$1,307	$8,411	$1,138	$772	$92
Total nonperforming loans as a percentage of total loans	4.39%	4.01%	2.43%	2.19%	2.03%

One of the largest borrowers within this nonaccrual group had a total loan balance of $3.166 million at September 30, 2010.  This loan was placed on nonaccrual during the second quarter of 2010 because the borrower had accumulated $91 thousand in past due property taxes and $630 thousand in other liens on the three commercial properties that collateralize the loan.  The borrower has been uncooperative in providing us with the financial information we require to determine the continued ability to service the loans with us, creating reasonable doubt as to the continued ability to make timely principal and interest payments on this loan.  In the third quarter of 2010, we charged-off $470 thousand of the principal balance on this loan that we deemed uncollectible.

The second largest borrower in nonperforming status was transferred from potential problem loan status to nonaccrual status during the second quarter of 2010. The borrower has three loans with us with outstanding balances totaling $2.026 million at September 30, 2010.  The borrower operates in the fitness industry and has experienced difficulty in generating sufficient cash flow from operations to make timely principal and interest payments on the loans.  As of September 30, 2010, the borrower’s three loans were between 20 and 53 days past due.  The borrower also owes $181 thousand in past due property taxes at September 30, 2010.  In the third quarter of 2010, an updated appraisal for $2.800 million, was received.  We have not specifically allocated a reserve within the allowance for loan losses for this nonaccrual loan due to strong collateral support.

Three loans for two related entities that were transferred in the second quarter of 2010 to nonperforming status totaled $1.923 million at September 30, 2010.  During the third quarter, past due taxes were brought current and loan payments totaling $77 thousand were made.  While previously past due at June 30, 2010, all three loans are current as of September 30, 2010.  The fair value of these properties based on a third quarter 2009 independent appraisal totaled $3.030 million.  Since the appraisal date, we have inspected the properties’ condition, and have no indication that the value arrived at on that date has changed.  The remaining loans outstanding to the borrowers’ related entities have demonstrated positive cash flow after debt related payments.

One of the loans, with an outstanding balance of $1.442 million, which was moved into nonaccrual status during the second quarter of 2010, has made slight improvements during the third quarter of 2010.  The borrower operates in the hospitality industry that has experienced operating difficulties, including decreased occupancy levels which led to delinquent loan and property tax payments.  Past due real estate taxes were brought current during the third quarter but loan payments were past due at September 30, 2010.  The property is currently being operated under a management agreement and is under contract to be sold.  The sales contract triggered a due on sale clause in the borrower’s loan agreement prompting us to enter into a forbearance agreement with the borrower in which we obtained assignment of the purchase contract, as well as assignment of the monthly payments from the property management company.  The loan is secured by the property which includes two buildings, as well as furniture,

Index

fixtures and equipment with a combined fair value, based on a May 2010 appraisal, of $2.240 million.  Due to the strong collateral support, no specific reserve within the allowance for loan losses is warranted.

One of the loans transferred from problem loan status to nonaccrual during the second quarter of 2010 had a balance of $1.190 million at September 30, 2010.  The borrower operates a care facility and has been unable to sustain revenue at a level which allows for timely principal and interest payments under the terms of the loan agreement.  During the third quarter of 2010, the borrower made payments to bring the loan current and pay previously past due taxes.  The loan is secured by two commercial properties, the care facility property and a vacant commercial lot, with a combined fair value totaling $1.675 million.  We have not specifically allocated a reserve within the allowance for loan losses due to our strong collateral position.  The borrower has listed both properties with real estate brokers

One of the loans with a balance of $1.068 million at September 30, 2010 was placed on nonaccrual in the fourth quarter of 2009, and is secured by real estate, furniture, fixtures, and equipment.  The borrower operated a facility within the hospitality industry and we are currently pursuing receipt of the property through foreclosure proceedings.  Net collateral support of $945 thousand, based on a second quarter 2010 appraisal, required a specific reserve of $123 thousand within the allowance for loan losses.  A foreclosure sale is anticipated in the fourth quarter of 2010.

One of the loans, secured by real estate, transferred to nonaccrual during the third quarter of 2010 had a balance of $1.185 million at September 30, 2010.  The borrower operates a restaurant and has been delinquent on taxes and payments, the latter up to 60 days.  In August of 2010, the borrower brought both taxes and payments current, but financial statements provided to the Bank cannot support service on the debt.  The underlying collateral support is valued at $770 thousand, requiring a specific reserve within the allowance for loan losses of $408 thousand.  We have agreed to forbearance on foreclosure in return for the borrower securing other financing.

Although the level of nonperforming assets has increased significantly over the last several quarters, only 32.8% of the total outstanding balances at September 30, 2010 were 90 or more days past due.  The nonperforming loans past due status table below summarizes the amount and percent of nonperforming loans by past due status at September 30, 2010.

Nonperforming Loans Past Due Status Table:

	September 30, 2010
	Outstanding
(in thousands)	Balance	Percent
Less than 30 days past due	$12,238	51.6%
30 to 89 days past due	3,711	15.6%
90 or more days past due	7,787	32.8%
Total nonperforming loans	$23,736	100.0%

At September 30, 2010 we continued to maintain an adequate allowance for loan losses.  Approximately 15% of the total allowance for loan losses, or $1.511 million, was allocated for specifically identified reserves for impaired loans.  We attribute this relatively low level of specifically identified impairment to our long-standing practice of obtaining strong collateral positions in the loans we originate.  The substantial majority of the remaining allowance for loan loss balance was attributable to our historical loss and other environmental factors, including significant increases in problem loans and weak economic conditions.

In spite of the relatively low levels of specifically identified reserves for impaired loans at September 30, 2010, we recognized that the fair value of the collateral we hold against our borrowers’ loans, including commercial real estate, can deteriorate rapidly as the determinations of value often rely on the income potential of the underlying property.  In addition, it is common for borrowers experiencing operating difficulties to defer maintenance of the property we hold as collateral, leading to significant physical deterioration.  Also, a general awareness in the regional real estate markets that a particular property is experiencing difficulties, such as low occupancy levels and the potential for a bank foreclosure, can accelerate the devaluation of a property.  For this reason, we may need to continue to record additional amounts of provision for loan losses for several quarters prospectively to maintain the allowance for loan losses at levels adequate to absorb probable and estimable losses, particularly if the level of nonperforming loans and anticipated losses on those loans increase.

Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and may result in disclosure of such loans as nonperforming at some time in

Index

the future.  Potential problem loans are typically loans classified by our loan rating system as “substandard.”  These loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a less risky credit classification, particularly those with balances in excess of $1.000 million.  We have identified through normal credit review procedures potential problem loans totaling $11.098 million or 2.1% of total loans outstanding at September 30, 2010.  By comparison, potential problem loans at June 30, 2010 totaled $17.362 million or 3.1% of total loans outstanding, and $24.866 million or 4.2% of total loans outstanding at December 31, 2009.  This represents a decrease in potential problem loans of $6.264 million or 3.6% between June 30, 2010 and September 30, 2010 and $13.768 million or 55.4% decrease in potential problem loans between December 31, 2009 and September 30, 2010.  During the first three quarters of 2010, several large commercial real estate secured loans classified as performing potential problem loans in prior periods were reclassified to nonaccrual status. In addition, some loans previously identified as potential problem loans were upgraded due to the improving financial condition of the borrower.

We recorded net loan charge-offs of $1.991 million during the nine-month period ended September 30, 2010.  This compares to $1.122 million for the same period last year.  Annualized net loan charge-offs as a percent of average total loans outstanding was 0.47% for the nine-month period ended September 30 2010, versus 0.25% for the same period last year.  The increase in the amount of net charge-offs between comparable nine-month periods was principally due to an increase in losses on loans secured by commercial real estate.

Delinquent loans, which are loans that are currently performing but where the borrower is 30 or more days late in making a scheduled payment, totaled $1.807 million or 0.3% of total loans outstanding at September 30, 2010.  By comparison, at December 31, 2009 delinquent loans totaled $8.469 million or 1.4% of total loans outstanding.  This represents a $6.662 million decrease in delinquent loans between the periods.  The significant decrease in delinquent loans during the first three quarters of 2010 was due to both the transfer of several commercial real estate loans with outstanding balances in excess of $1.0 million to nonaccrual status, as well as significantly decreased levels of consumer loan delinquency.  At September 30, 2010, $15.949 million of our nonaccrual loans were 89 or fewer days delinquent.

Impaired loans are commercial loans where management has determined that it is probable a borrower will be unable to pay all amounts due in accordance with the contractual terms of the loan agreement.  The level of impaired loans increased $1.136 million or 5.1% during the period ended September 30, 2010 from $22.148 million at June 30, 2010 to $23.284 million.  Although the level of impaired loans increased during the quarter, the specific reserve allocated to the impaired loans only totaled $1.511 million or 15.0% of the allowance for loan losses at September 30, 2010.  We attribute the moderate level of specific reserve allocated to impaired loans to our general practice of obtaining strong collateral positions in the loans we originate and hold.  If real estate values fail to stabilize or decrease further, the specific reserve allocated to impaired loans, particularly collateral-dependent impaired loans, would likely increase in future periods.

Although we have seen some stabilization in the credit risk in our loan portfolio, we are proactively and continually managing our credit relationships with borrowers.  This includes monitoring our borrowers’ financial condition, particularly those exhibiting weak or deteriorating creditworthiness, evaluating the collateral values on collateral-dependent loans, obtaining additional collateral and, when necessary, providing forbearance for borrowers or restructuring loans when we believe it is in our best interest.  In addition, we have implemented several new systems and procedures to improve credit monitoring, hired and trained asset quality staff members and amended our loan policies to mitigate further deterioration in asset quality.  In addition, the Board of Directors’ Loan and Investment Committee has engaged a firm that specializes in loan work-out activities to expedite the resolution of the problem loans.  Although we believe our credit risk mitigation strategies have been effective, there are no assurances that our overall credit quality will improve over coming quarters.

The credit quality of our debt securities portfolio is strong.  At September 30, 2010, 99.8% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued by local municipalities to the Bank) were rated “A” or better by Moody’s credit rating services; 96% were rated “AAA.”  This compares to 99.6% and 89.4%, respectively, at December 31, 2009.

Similarly, the credit quality of the insurance carriers that issued our bank-owned life insurance policies remained strong.  At September 30, 2010 and December 31, 2009, we held fifty-six life insurance policies on fifteen current and former members of the Bank’s senior management.  The cash surrender value of these policies at September 30, 2010 and December 31, 2009 totaled $17.444 million and $16.994 million, respectively.

Index

D. Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009

Overview.  Net income decreased $348 thousand or 12.7% between the three-month period ended September 30, 2010 and the three-month period ended September 30, 2009.  During the third quarter of 2010, we recorded net income and earnings per share of $2.386 million and $0.22, respectively.  This compares to net income of $2.734 million and earnings per share of $0.26 during the third quarter of 2009.  The decrease in net income between the third quarter of 2009 and the third quarter of 2010 was largely attributable to a significant drop in net interest income.  During the third quarter of 2010 net interest income decreased by $1.006 million or 11.7% from the comparable quarter in 2009. This drop in net interest income is the result of lower yielding assets replacing higher yielding assets as a result of high turnover in our available-for-sale investments, re-indexing of matured loans and a change from high yielding loans to lower yielding investment securities    Some of the decrease in net interest income was offset by two factors: an increase in noninterest income of $779 thousand and a decrease in noninterest expense which was down from the third quarter of 2009 by $223 thousand.  Income taxes increased $164 thousand between comparable quarters.

We recorded $7.589 million in net interest income during the third quarter of 2010, versus $8.595 million in the third quarter of 2009, a $1.006 million or 11.7% decrease.  To improve our regulatory capital levels, we continued to reduce earning assets, particularly loans, between the third quarter of 2009 and the third quarter of 2010.  This decrease, coupled with low and declining market interest rates and a continued turnover in our available-for-sale investment securities portfolio, caused earning asset yields to decline 42 basis points between comparable periods from 5.20% in the third quarter of 2009 to 4.78% in the third quarter of 2010.  Interest income also decreased $1.385 million or 11.7%, from $11.858 million in the third quarter of 2009 to $10.473 million in the third quarter of 2010.

We recorded a $772 thousand increase in net investment securities gains to offset net interest margin pressure, generate current period earnings and improve regulatory capital levels.  During the third quarter of 2010, we recorded $1.944 million in net investment securities gains, versus $1.172 million in net investment securities gains during the third quarter of 2009.  Interest rates remained very low in the third quarter of 2010, providing us with the opportunity to sell selected securities in our available-for-sale portfolio at a price that exceeded the amortized cost of the security and capture gains, principally on the sale of selected mortgage-backed securities.  Accordingly, during the third quarter of 2010, we sold or had called $61.281 million of available-for-sale investment securities and recorded $1.868 million of net gains on these sales.  Additionally we also recorded a $76 thousand increase in value on our trading portfolio.  Should market interest rates increase significantly, it is unlikely we will be able to sell available-for-sale securities in future periods and continue to record significant net gains.

Total noninterest expenses decreased $223 thousand or 3.2%, from $7.049 million in the third quarter of 2009 to $6.826 million in the third quarter of 2010.  Decreases in salaries, employee benefits, and loan collection expense, were offset, in part, by a significant increase in professional fees and FDIC premium assessment.  The most significant decrease in these expenses was employee benefits, which decreased $466 thousand.  During the third quarter of 2009, the Company recorded settlement related charges for a life insurance benefit program.  No similar transaction occurred during the third quarter of 2010, thereby reducing the expense over comparable periods.  The increased levels of professional fees are largely attributed to weaker asset quality and include legal fees, tax protection payments on loans and forceplaced insurance.  During the third quarter of 2010, the FDIC increased the rate of our assessment resulting in a $137 thousand quarter over quarter increase.

The decrease in net income resulted in a decrease in the return on average assets for the period.  The return on average assets was 1.04% in the third quarter of 2010, as compared to 1.15% in the third quarter of 2009.  The return on average shareholder equity also decreased during the period as a result of two factors: a significant increase in average shareholder equity and the decrease in net income.  For the third quarter of 2010 return on average shareholder equity was 12.17% versus 15.59% for the same period in 2009.

Net Interest Income.  As a percentage of total revenue, net interest income continues to be the largest component of our total revenue but in the third quarter of 2010 that percentage decreased as a result of a significant increase in noninterest income.  During the third quarter of 2010 net interest income comprised 66% of our total revenue, versus 77% during the third quarter of 2009.

In concert with the decrease in net interest income for the third quarter of 2010, net interest margin also dropped for this period.  Net interest margin was 3.46% in the third quarter of 2010, which was a 31 basis point drop from the third quarter of 2009.

Index

We recorded $10.473 million in interest income during the third quarter of 2010.  This compares to $11.858 million during the third quarter of 2009, a $1.385 million or 11.7% decrease between the periods.  During the second half of 2009 and throughout 2010, market interest rates remained low, causing a decline in our earning asset yields.  During the third quarter of 2010, the yield on earning assets was 4.78%, as compared to 5.20% during the third quarter of 2009, a 42 basis point decrease between the periods.  Between comparable periods our average outstanding balance of loans, our highest yielding earning asset portfolio, decreased $49.743 million, from $602.407 million during the third quarter of 2009 to $552.664 million during the third quarter of 2010.  During the first three quarters of 2010, we continued to tighten our credit underwriting standards for loans in an effort to improve asset quality as well as to improve our regulatory capital ratios.  As the loan portfolio amortized between these periods, we purchased investment securities with strong credit quality features, but at lower effective yields than the loan portfolio, which has changed the composition of our earning assets.  In addition, and in connection with this risk-mitigation strategy, the average outstanding balance of our earning assets decreased $35.896 million or 4.0%.

We recorded $2.884 million of interest expense during the third quarter of 2010, as compared to $3.263 million during the third quarter of 2009.  This represents a $379 thousand or 11.6% decrease in interest expense between comparable periods.  Similarly, rates on our interest bearing liabilities decreased .12 basis points, from 1.64% in the third quarter of 2009 to 1.52% in the third quarter of 2010.

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

	For the Three Months Ended September 30,
	2010 vs. 2009
	Rate	Volume	Total
	(in thousands)
Earning assets:
Interest Bearing Deposits	-	11	11
Securities	(410)	(61)	(471)
Loans	(196)	(729)	(925)
Total earning assets	(606)	(779)	(1,385)

Interest bearing liabilities:
Savings accounts	(1)	5	4
Money market accounts	(183)	(70)	(253)
NOW accounts	(75)	(11)	(86)
Time & other deposit accounts	(95)	67	(28)
Borrowings	24	(40)	(16)
Total interest bearing liabilities	(330)	(49)	(379)

Change in net interest income	$(276)	$(730)	$(1,006)

Net interest income decreased $1.006 million between the third quarter of 2009 and the third quarter of 2010.  During the third quarter of 2010 interest income decreased by $1.385 million versus the third quarter of 2009.  This decrease in interest income for the period was offset by a $379 thousand decrease in interest expense.  The decrease in interest income between comparable quarters was driven by decreases in both the volume and yield on earning assets.  Similarly, the decrease in interest expense was driven by decreases in both the volume and rate on interest bearing liabilities.

Interest Income.  Market interest rates generally remained low throughout 2009 and the first three quarters of 2010 due to continued weak economic conditions.  Throughout 2009 and the first three quarters of 2010, we reduced the interest rates paid on our interest bearing deposit liability accounts.  Similarly, the yields on our loans and investment securities decreased as principal amounts matured, continued re-indexing or were sold and reinvested.  Interest income decreased $1.385 million between comparable periods with $606 thousand relating to changes in

Index

rate factors and $779 thousand due to volume factors.  The volume of earning assets decreased $35.896 million, from $905.023 million in the third quarter of 2009, as compared to $869.127 million in the third quarter of 2010 representing a nearly 3.97% decrease in earning assets period over period.  Similarly, the average outstanding balance of our interest bearing liabilities decreased $34.690 million, from $787.847 million during the third quarter of 2009 to $753.157 million during the third quarter of 2010, representing a 4.40% decrease period over period.

The interest income recorded on the investment securities portfolio decreased $471 thousand between the third quarter of 2009 and the third quarter of 2010.  Throughout 2009 and the first three quarters of 2010, we sold substantial amounts of our available-for-sale securities portfolio to offset net interest margin pressure, increase current period earnings and shareholders’ equity, as well as to improve our regulatory capital ratios, in alignment with our strategic plan.  We believed that the low interest rate environment would last well into 2011, which meant that our agency mortgage-backed securities portfolio would experience high re-financing rates, causing a reduction in opportunities to secure gains.  The proceeds from these sales, as well as the proceeds from other scheduled principal payments and prepayments, were largely reinvested in new available-for-sale securities.  While this reinvestment has helped to improve our liquidity position, most of the newly purchased securities have been at lower interest rates, which has negatively impacted interest income.  These activities coupled with a low interest rate environment decreased the yield on our investment securities portfolio by 61 basis points, from 4.13% in the third quarter of 2009 to 3.52% in the third quarter of 2010.  Due to these rate factors, interest income on securities decreased $471 thousand between the comparable quarters.  As a result of the lower interest rates in the investment marketplace the average outstanding balance for our securities decreased during this period by $5.964 million, which also contributed to the decrease in interest income on securities.  This reduction in our average outstanding balance for our securities portfolio resulted in a $61 thousand decrease in interest income during the third quarter of 2010.

The interest income recorded on the loan portfolio decreased $925 thousand between the third quarter of 2009 and the third quarter of 2010 due to both rate and volume factors.  During the third quarter of 2010, we continued to curtail some of our lending activities to mitigate credit risk and improve our regulatory capital ratios.  This resulted in a decrease in the average outstanding balance of loans between comparable quarters and a decrease in interest income due to volume factors totaling $729 thousand which represented nearly 79% of the total decrease in interest income on loans for this period.  In addition, as new loans replaced maturing loans and variable rate loans re-indexed at the current lower market rates, the yield on our loan portfolio decreased 13 basis points, from 5.92% in the third quarter of 2009 to 5.79% in the third quarter of 2010.  These rate factors decreased interest income $196 thousand between the comparable quarters.

We recorded $1.915 million in interest expense on time and other deposit accounts during the third quarter of 2010, as compared to $1.943 million in the third quarter of 2009.  Low market rates through the first three quarters of 2010 continued to drive down interest expense for these deposit accounts. These rate factors decreased interest expense on time and other deposit accounts $95 thousand between comparable quarters.  This decrease was offset by an increase of $7.836 million in average outstanding balances which resulted in a $67 thousand increase in interest expense for these accounts during this period.

Interest Expense.  Interest expense on money market deposit accounts decreased $253 thousand between the third quarter of 2009 and the third quarter of 2010.  As short-term interest rates decreased between comparable quarters, we lowered the interest rate paid on money market deposit accounts, causing a $183 thousand decrease in interest expense due to rate factors.  Due to the lower interest rates offered on the money market accounts between comparable quarterly periods, outstanding balances decreased $39.651 million, further reducing interest expense by $70 thousand.

The average rate paid on NOW accounts decreased from 0.60% in the third quarter of 2009 to 0.33% in the third quarter of 2010.  This rate reduction resulted in a decrease in interest paid on NOW accounts of $75 thousand during the third quarter of 2010.  As a result of our continued reduction in the rate paid on NOW accounts we have begun to see a decrease in the average outstanding balances for NOW accounts. During the third quarter of 2010 we saw a $7.276 million reduction in average outstanding balances from the third quarter of 2009.  This reduction in NOW account balances created a decrease in interest paid on these accounts for the period of $11 thousand.

During the third quarter of 2010 we continued to have our savings accounts moderately priced as evidenced by the 0.24% yield for the period.  Although we continued to leave these accounts at very low rates during this period, we experienced an increase in the average outstanding balances for the period of $8.828 million, which represented a 12% increase over the comparable period.  This volume increase on these accounts contributed a $5 thousand increase to interest expense paid during this period.

Index

Provision for Loan Losses.  We recorded $750 thousand in the provision for loan losses in the third quarter of 2010.  This compares to $570 thousand for the third quarter of 2009, a $180 thousand increase.  Although we recorded $740 thousand in net charge-offs during the third quarter of 2010, a significant portion of this amount was allocated to the allowance for loan losses in prior periods.  During the third quarter of 2010, we experienced an increase in the level of nonperforming loans and a $369 thousand increase in specifically-identified impairment, These factors were, however, mitigated by a decrease in the estimated embedded losses in the performing loan pools, a decrease in delinquent loans (in performing status) and a decrease in potential problem loans.

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  Noninterest income increased $779 thousand or 30% in the third quarter of 2010, as compared to the third quarter of 2009 due principally to increases in net investment securities gains and trust fees.  Specifically, total noninterest income increased from $2.597 million in the third quarter of 2009 to $3.376 million in the third quarter of 2010.

Net investment securities gains increased $772 thousand or 65.9%, from $1.172 million in the third quarter of 2009 to $1.944 million in the third quarter of 2010.  During the third quarter of 2010, we recorded $1.868 million in net gains on the sale and call of $61.281 million of available-for-sale investment securities.  Adding to the available-for-sale investment securities gains was $76 thousand of net investment securities gains on our trading portfolio in the third quarter of 2010.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.

We recorded an $80 thousand or a 22.7% increase in trust fees between the third quarter of 2009 and the third quarter of 2010.  In particular, we recorded $433 thousand in trust fees during the third quarter of 2010, versus $353 thousand during the third quarter of 2009.  The increase in trust fees between comparable quarters was attributable to a few factors.  First, between comparable quarters the value of the securities held in our trust and investment division increased substantially due to an improvement in the Unites States and global equity markets.  Since our trust and investment management fees are based, in part, on the value of the assets held by the various accounts, we experienced an increase in these fees between comparable quarters.  Second, we continue to see the benefits from the fee increases which were implemented in mid-2009.

We recorded $441 thousand of service charges on deposit accounts during the third quarter of 2010, as compared to $495 thousand in the third quarter of 2009, a $54 thousand or 10.9% decrease between the periods.  One of the factors contributing to this decrease is the quarter over quarter $7.276 million decrease in the average outstanding balances on NOW accounts.  Additionally the decrease in service charges on deposit accounts was principally due to a decrease in overdraft charges on checking accounts between comparable periods.  Due to changes in customer overdraft regulation, we expect to experience a continuation of this trend.

The remaining categories of noninterest income, including the net gain on sale of loans, income on bank-owned life insurance, other service fees and other income, decreased $19 thousand on a comparable period basis.  During the third quarter of 2010, we recorded $558 thousand of revenue within these categories of noninterest income, as compared to $577 thousand during the third quarter of 2009.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense of company premises, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, FDIC premium assessments, loan collection expense and other miscellaneous expenses.  Total noninterest expense decreased $223 thousand or 3.2% on a comparable quarter basis, from $7.049 million in the third quarter of 2009 to $6.826 million in the third quarter of 2010.  As we continued our plan to curb asset growth and improve capital levels during 2010, we continued to record decreases in noninterest expenses.  Significant decreases in salaries, employee benefits and loan collection fees were offset by increases in professional fees and FDIC premium assessment.

During the third quarter of 2010, we recorded $3.067 million in salaries expense, versus $3.169 million in the third quarter of 2009, a $102 thousand or 3.2% decrease between the periods.  The decrease between comparable periods is primarily due to decreases in commission and incentive payments.

We recorded $709 thousand in employee benefits expense during the third quarter of 2010, versus $1.175 million in the third quarter of 2009, a $466 thousand or 39.7% decrease between the periods.  The decrease in employee benefits expense between the periods was largely due to two factors: a significant decrease in pension expenses and the elimination of an employee insurance benefit which in the third quarter of 2009 had a one-time payout to those employees who were enrolled.

Index

We recorded $478 thousand in FDIC premium assessment expense during the third quarter of 2010, as compared to $341 thousand in the third quarter of 2009.  Late in the third quarter of 2009, in an effort to restore its FDIC Deposit Insurance Fund (“DIF”) to its desired capitalization, the FDIC raised its quarterly premium assessment.  In the third quarter of 2010 we recorded the full effect of this increase versus the third quarter of 2009 which only had the increase for part of that quarter.  Although there were no system-wide special assessments during the third quarter of 2010, we anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively, potentially including additional special assessments.

On a combined basis, occupancy expense of company premises, furniture and equipment expense and computer service fees increased $42 thousand or 3.8%, from $1.105 million in the third quarter of 2009 to $1.147 million in the third quarter of 2010.  During the third quarter of 2010, computer services comprised the majority of this quarter to quarter increase.

Loan related collection expense includes the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During the third quarter of 2010, we saw a decrease in these expenses of $160 thousand as a result of one particular loan that was paid off where we were able to recuperate collection fees we had expended.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, stock exchange listing fees, net loss on the impairment / sale of fixed assets and other real estate and several other miscellaneous expenses.  During the third quarter of 2010 other miscellaneous expenses decreased $7 thousand from $802 thousand in the third quarter of 2009 to $795 thousand in the third quarter of 2010.   We recorded net losses totaling $97 thousand on the disposal / impairment of other real estate owned during the third quarter of 2010, as compared to no losses during the third quarter of 2009.  This increase was offset by quarter to quarter reductions in the majority of other categories contained in this category.

Income Taxes.  Income tax expense increased from $839 thousand during the third quarter of 2009 to $1.003 million during the third quarter of 2010.  The effective tax rate was 29.5% in the third quarter of 2010 as compared to 23.4% in the third quarter of 2009.  Fluctuations in the quarterly effective tax rate from 2009 to 2010 relate primarily to changes in the forecasted income between first and third quarters each year.

E. Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Overview.  Net income decreased $135 thousand or 2.5% between the nine-month period ended September 30, 2010 and the nine-month period end September 30, 2009.  During the nine months ended September 30, 2010, we recorded net income and earnings per share of $5.265 million and $0.49, respectively.  This compares to net income of $5.400 million and earnings per share of $0.51 during the nine months ended September 30, 2009.  The decrease in net income was for the most part due to several key factors.  Between comparable nine-month periods we recorded a $705 thousand increase in the provision for loan losses due to weaker asset quality, a $255 thousand decrease in net interest income and a $166 thousand increase in noninterest expense.  These were largely offset by a $1.155 million increase in noninterest income. Gains from the sale of available-for-sale investment securities contributed significantly to net income during the nine-month period ended September 30, 2010.  In particular, we recorded $3.691 million in net investment security gains during the nine-month period ended September 30, 2010, which represents a $1.069 million or 40.8% increase compared to the same period in 2009.

We recorded $23.571 million in net interest income during the nine-month period ended September 30, 2010, versus $23.826 million in the nine-month period ended September 30, 2009, a $255 thousand decrease.  Although interest income decreased $3.122 million during the period, it was offset, in part, by a decrease in interest expense for the period totaling $2.867 million due to a decrease in deposit liability funding costs.

Total noninterest income increased $1.155 million or 17.4% between the first three quarters of 2009 and the first three quarters of 2010 due largely to an increase in investment securities gains.  In addition, we recorded a $237 thousand or 22.3% increase in trust fees over comparable periods.  In mid-2009 we raised our trust fees on select categories of accounts.  This increase, coupled with an increase in the trust assets under management, resulted in an increase in the fees earned on these accounts.

Total noninterest expenses increased $166 thousand between the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2010.  There were three major factors contributing to this increase:

Index

a $365 thousand increase in our FDIC premium assessment, a $368 thousand increase in our professional fees and an $88 thousand increase in loan collection fees.  The increase in professional fees was driven our problem loans.  Those three major increases were offset by a $601 thousand reduction in employee benefits during this period.

Although net income decreased during the period, our return on average assets remained stable at 0.76% which was a 1 basis point increase from the comparable period in 2009.  The return on average shareholders’ equity decreased from 10.54% in the first three quarters of 2009 to 9.31% in the first three quarters of 2010, due principally to a significant increase in shareholders’ equity between the comparable periods.  Average shareholders’ equity increased $7.061 million or 10.3%, from $68.526 million for the nine-month period ended September 30, 2009 to $75.587 million for the nine-month period ended September 30, 2010.

Net Interest Income.  Net interest income is our most significant source of revenue.  During the first three quarters of 2010, net interest income comprised 75% of our net revenue (net interest income plus noninterest income).  This compares to 78% in the first three quarters of 2009.  For the nine-month period ended September 30, 2010, our net interest income was $23.571 million.  By comparison, for the nine-month period ended September 30, 2009, our net interest income was $23.826 million.  The $255 thousand increase in net interest income between comparable nine-month periods also resulted in a modest decrease in the net interest margin.  Our net interest margin was 3.57% (3.69% tax equivalent) in the first three quarters of 2010, as compared to 3.53% (3.69% tax equivalent) in the first three quarters of 2009.

We recorded $32.268 million of interest income during the first three quarters of 2010, as compared to $35.390 million during the first three quarters of 2009.  This represented a $3.122 million or 8.8% decrease in interest income between comparable periods.  Over the twelve-month period preceding September 30, 2010, market interest rates remained at or near historical lows, which drove down our yield on earning assets.  During the first three quarters of 2010, the yield on earning assets was 4.89%, as compared to 5.24% for the comparable period of 2009, a 35 basis point decrease between the periods.  Between comparable periods our average outstanding balance of loans, our highest yield earning asset portfolio, decreased $31.918 million, from $599.848 million during the nine-month period ended September 30, 2009 to $567.930 million during the nine-month period ended September 30, 2010.  During the second half of 2009 and the first three quarters of 2010, we tightened our credit underwriting standards for loans in an effort to mitigate an anticipated deterioration in asset quality and improve our regulatory capital ratios.  As the loan portfolio amortized between these periods, we purchased investment securities with strong credit quality features, but at lower effective yields than the loan portfolio, in effect, changing the composition of our earning assets.  In addition and in connection with this risk-mitigation strategy, the average outstanding balance of our total earning assets decreased $21.211 million or 2.3%.

We recorded $8.697 million of interest expense during the first three quarters of 2010, as compared to $11.564 million during the first three quarters of 2009.  This represented a $2.867 million or 24.8% decrease in interest expense between comparable periods.  Similarly, the rates paid on our total interest bearing liabilities decreased 44 basis points, from 1.95% in the first three quarters of 2009 to 1.51% in the first three quarters of 2010.   Between comparable periods, we reduced the average rate paid on all categories of our interest-bearing deposit liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During the first three quarters of 2010, we recorded $584 thousand of interest expense on our money market deposit accounts at an average rate of 0.45%.  By comparison, during the first three quarters of 2009 we recorded $1.617 million of interest expense on money market deposit accounts at an average rate of 1.09%.  The 64 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $1.479 million between comparable periods.  During the first three quarters of 2010 the average rate paid on time and other deposit accounts was 2.28%, versus 2.84% in the first three quarters of 2009, a 56 basis point decrease.

Due to the changing composition in our earning asset and interest-bearing liability portfolios over the last several quarters, we anticipate that our net interest income will continue to decrease through the end of the year.

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

	For the Nine Months Ended September 30,
	2010 vs. 2009
	Rate	Volume	Total
	(in thousands)
Earning assets:
Federal Funds Sold	$-	$1	$1
Interest Bearing Deposits	4	14	18
Securities	(1,010)	38	(972)
Loans	(774)	(1,395)	(2,169)
Total earning assets	(1,780)	(1,342)	(3,122)

Interest bearing liabilities:
Savings accounts	(35)	12	(23)
Money market accounts	(855)	(178)	(1,033)
NOW accounts	(315)	45	(270)
Time & other deposit accounts	(1,427)	(52)	(1,479)
Borrowings	50	(112)	(62)
Total interest bearing liabilities	(2,582)	(285)	(2,867)

Change in net interest income	$802	$(1,057)	$(255)

Net interest income decreased $255 thousand between the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2010.  During the nine-month period ended September 30, 2010 interest income decreased by $3.122 million versus the nine-month period ended September 30, 2009.  This decrease in interest income for the period was offset by a $2.867 million decrease in interest expense.  The decrease in interest income between comparable periods was driven by decreases in both the volume and yield on earning assets.  Similarly, the decrease in interest expense was driven by decreases in both the volume and rate on interest bearing liabilities with 90% of the decrease being related to lower interest rates.

Market interest rates generally remained low throughout 2009 and the first three quarters of 2010 due to continued weak economic conditions.  Throughout 2009 and the first three quarters of 2010, we reduced the interest rates paid on our interest bearing deposit liability accounts.  Similarly, the yields on our loans and investment securities decreased as principal amounts matured, continued re-indexing or were sold and reinvested.  Interest income decreased $3.122 million between comparable periods with $1.780 million relating to changes in rate factors and $1.342 million due to volume factors.  The volume of earning assets decreased $21.211 million, from $903.126 million for the nine-month period ended September 30, 2009, as compared to $881.915 for the period ended September 30, 2010.  Similarly, the average outstanding balance of our interest bearing liabilities decreased $19.015 million, from $791.196 million during the nine-month period ended September 30, 2009 to $772.181 million during the nine-month period ended September 30, 2010.

Interest Income.  The interest income recorded on the investment securities portfolio decreased $972 thousand between the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2010.  Throughout 2009 and the first three quarters of 2010, we sold significant amounts of our available-for-sale securities portfolio to increase current period earnings and shareholders’ equity, as well as to improve our regulatory capital ratios, in alignment with our strategic plan.  The proceeds from these sales, as well as the proceeds from other scheduled principal payments and prepayments, were largely reinvested in new available-for-sale securities.  Most of the newly purchased securities have been at lower interest rates which has negatively impacted interest income.  These activities, coupled with a low interest rate environment, decreased the yield on our investment securities portfolio by 49 basis points, from 4.22% for the nine-month period ended September 30, 2009 to 3.73% in the comparable period of 2010.  Due to these rate factors, interest income on securities decreased $1.010 million between the comparable periods.  Conversely for this period, the average outstanding balance of our investment

Index

portfolio increased $1.208 million, which lead to a $38 thousand increase in interest income offsetting the losses related to the decreasing yields in the investment portfolio.

The interest income recorded on the loan portfolio decreased $2.169 million between the nine-month period ended September 30, 2009 and the nine-month period ended September 30,  2010 due to both rate and volume factors.  We continued to curtail some of our lending activities to mitigate credit risk and improve our regulatory capital ratios.  This resulted in a decrease in the average outstanding balance of loans between comparable periods and a decrease in interest income due to volume factors totaling $1.395 million which represented 64.3% of the total decrease in interest income on loans for this period.  In addition, as new loans replaced maturing loans and variable rate loans re-indexed at the current lower market rates, the yield on our loan portfolio decreased 18 basis points, from 5.96% in the nine-month period ended September 30, 2009 to 5.78% in the same period of 2010.  These rate factors decreased interest income $774 thousand between the comparable periods.

Interest Expense.  We recorded $5.600 million in interest expense on time and other deposit accounts during the nine-month period ended September 30, 2010, as compared to $7.079 million during the same period of 2009, which represented a $1.479 million decrease period over period.  Low market rates through the first three quarters of 2010 continued to drive down interest expense for these deposit accounts. These rate factors were the major contributor to the decreased interest expense on time and other deposit accounts with a reduction of $1.427 million between comparable periods.  In addition to the decreased interest expense related to rates, our average outstanding balances on these accounts dropped during the nine-month period ended September 30, 2010 by $4.442 million.  This drop in average outstanding balances created a reduction in interest expense of $52 thousand period over period.

Interest expense on money market deposit accounts decreased $1.033 million between the nine-month period ended September 30, 2009, and the nine-month period ended September 30, 2010.  As short-term interest rates decreased between comparable periods, we lowered the interest rate paid on money market deposit accounts, causing an $855 thousand decrease in interest expense due to rate factors.  Due to the lower interest rates offered on the money market accounts between comparable periods, outstanding balances decreased $24.241 million, further reducing interest expense by an additional $178 thousand.

The average rate paid on NOW accounts decreased from 0.78% in the nine-month period ended September 30, 2009 to 0.43% in the same period of 2010.  This rate reduction resulted in a decrease in interest paid on NOW accounts of $315 thousand during the nine-month period ended September 30, 2010.  Although we continued to reduce our rates on these accounts, the average outstanding balance in these accounts increased period over period by $8.202 million, which lead to increased interest expense of $45 thousand.

Although the yield on our savings accounts averaged only 0.25% during the nine-month period ended September 30, 2010, we experienced a $5.548 million or 7.8% increase in the average outstanding balances over the comparable prior year period.  This volume increase on savings accounts contributed a $12 thousand increase in interest expense paid during this period.  This increase in interest expense was offset by a decrease of $35 thousand as a result of our continued reduction in rates on these accounts period over period.

Provision for Loan Losses.  We recorded $3.425 million in the provision for loan losses in the nine-month period ended September 30, 2010.  This compares to $2.720 million for the nine-month period ended September 30, 2009, a $705 thousand or 25.9% increase.  This increase was due principally to increases in nonperforming loans and net charge-offs, as well as continued difficult economic conditions.  During the nine-month period ended September 30, 2010, we recorded $1.991 million in net charge-offs.  This compares to net charge-offs totaling $1.122 million during the nine-month period ended September 30, 2009.  The increase in net charge-offs between the comparable periods was principally due to an increase in charge-offs in our commercial real estate portfolio.  During the nine month period ended September 30, 2010, $1.169 million or 58.7% of our net charge-offs were attributable to losses on our commercial real estate loan portfolio.  The amount of nonperforming loans increased $10.856 million or 84.3%, from $12.880 million at December 31, 2009 to $23.736 million at September 30, 2010.  The negative trend in these credit metrics were mitigated by a decrease in potential problem loans and a low level of delinquent loans in performing status.

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, net investment securities gains, net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  Noninterest income increased $1.155 million or 17.4% in the nine-month period ended September 30, 2010, as compared to nine-month period ended September 30, 2009 due principally to increases in net investment securities gains and trust fees.  Specifically, total noninterest income increased from $6.655 million in the first three quarters of 2009 to $7.810 million in the first three quarters of 2010.

Index

Net investment securities gains increased $1.069 million or 40.8%, from $2.622 million in the first three quarters of 2009 to $3.691 million in the first three quarters of 2010.  During the nine-month period ended September 30, 2010, we recorded $3.657 million in net gains on the sale and call of $133.377 million of available-for-sale investment securities.  Additionally there were $34 thousand of net investment securities gains on our trading portfolio during the first three quarters of 2010.  By comparison, we recorded $2.489 million in net gains on the sale and call of $82.437 million of available-for-sale investment securities and $133 thousand in net investment securities gains on the trading portfolio in the first three quarters of 2009.  Our trading portfolio consists of equity and debt securities held by the Company’s executive deferred compensation plan.  Due to very low market rates of interest that have prevailed throughout the first nine months of 2010, we have been able to sell select available-for-sale investment securities at values that exceeded amortized cost, thereby capturing gains to improve current period earnings and, in turn, shareholders’ equity.

We recorded a $237 thousand or 22.3% increase in trust fees between the first three quarters of 2009 and the first three quarters of 2010.  In particular, we recorded $1.302 million in trust fees during the nine-month period ended September 30, 2010, versus $1.065 million during the nine-month period ended September 30, 2009.  Between comparable periods the value of the securities held in our trust and investment division increased.  Since our trust and investment management fees are based, in part, on the value of the assets held by the various accounts, we recorded an increase in these fees between comparable periods.  Additionally, the fee increases which were implemented in mid-2009 are also contributing to the period over period increase in this category.

We recorded $1.236 million of service charges on deposit accounts during the nine-month period ended September 30, 2010, as compared to $1.358 million in the nine-month period ended September 30, 2009, a $122 thousand or 9.0% decrease between the periods.  The decrease in service charges on deposit accounts was principally due to a decrease in overdraft charges on checking accounts between comparable periods.  Due to changes in customer overdraft regulation, we expect to experience a continuation of this trend.

The remaining categories of noninterest income, including the net gain on sale of loans, income on bank-owned life insurance, other service fees and other income, decreased $29 thousand on a comparable period basis.  During the nine-month period ended September 30, 2010, we recorded $1.581 million of revenue within these categories of noninterest income, as compared to $1.610 million during the nine-month period ended September 30, 2009.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense of company premises, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, FDIC premium assessments, loan collection expense and other miscellaneous expenses.  Total noninterest expense increased $166 thousand or less than 1% on a comparable period basis, from $20.616 million in the first three quarters of 2009 to $20.782 million in the first three quarters of 2010.  During 2009 we modified our strategic plan.  In particular, we curbed our asset growth plan in favor of a plan to improve current period income and capital levels.  As a result of these changes in the strategic plan, we recorded decreases in several categories of noninterest expense.  In particular, on a combined basis employee benefits, occupancy expense, and furniture and equipment expense decreased $679 thousand between comparable quarters.  These decreases, however, were offset, in part, by increases in salaries, professional fees and FDIC premium assessment totaling $763 thousand.

During the nine-month period ended September 30, 2010, we recorded $9.132 million in salaries expense, versus $9.102 million in the nine-month period ended September 30, 2009, a $30 thousand or less than 1% increase between the periods.  Between comparable periods, we recorded a $76 thousand net decrease on our executive deferred compensation plan and a $62 thousand decrease in incentive and commission payments.  This was offset by net wage increases totaling $168 thousand between comparable quarters.

We recorded $2.249 million in employee benefits expense during the nine-month period ended September 30, 2010 versus $2.850 million in the nine-month period ended September 30, 2009, a $601 thousand or 21.1% decrease between the periods.  The decrease in employee benefits expense between the periods was largely due to two factors: a significant decrease in pension expense and a decrease in executive life insurance benefit expense.

On a combined basis, occupancy expense of company premises, furniture and equipment expense, computer service fees, advertising and marketing and other miscellaneous expenses decreased $84 thousand from $6.515 million in the first three quarters of 2009 to $6.431 million in the first three quarters of 2010.  The net reduction in these categories is the result of the continued implementation of management’s plan to control operating expenses.

Index

We recorded $1.371 million in FDIC premium assessment expense during the nine-month period ended September 30, 2010, as compared to $1.006 million in the nine-month period ended September 30, 2009.   We anticipate incurring significant FDIC premium assessment expenses for several years prospectively.

Loan related collection expenses include the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During the first three quarters of 2010, we incurred and paid past due taxes and lapsed insurance premiums for several large, delinquent or nonperforming borrowers and incurred $484 thousand in expense related to these payments.  By comparison, we incurred $396 thousand in similar expenses during the first three quarters of 2009.  Also due to deterioration in our asset quality, we recorded a $368 thousand increase in professional fees primarily for legal work associated with our delinquent and nonperforming credit relationships.

During the fourth quarter of 2010 and the first quarter of 2011, we anticipate incurring significant amounts of noninterest expenses for professional services rendered in connection with our pending merger with Community Bank System, Inc.

Income Taxes.  We recorded $1.909 million in income tax expense during the nine-month period ended September 30, 2010 versus $1.745 million during the period ended September 30, 2009.  Our effective tax rate for the period ended September 30, 2010 was 26.6% versus 24.4% for the comparable period in 2009.

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
• Federal Funds Sold
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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the Bank’s Asset and Liability Committee and the Bank Board.  The report provides management with

Index

various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, at September 30, 2010, the Bank maintained sufficient levels of liquidity to meet its anticipated and unanticipated funding needs.

The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

Liquidity Measure	September 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$48,093	$34,043
Available-for-Sale and Held-to-Maturity investment securities less securities pledged for state and municipal deposits and borrowings	$85,338	$4,890
Total loan to total asset ratio	59.6%	64.8%
FHLBNY remaining borrowing capacity	$12,884	$16,832
Available correspondent bank lines of credit	$12,000	$12,000
Brokered certificate of deposit line of credit	$38,123	$90,332

As referenced in the Subsequent Events section of Note 1 to these financial statements, the $12.000 million correspondent bank line of credit indicated above was cancelled in October 2010 due to the signing of the Merger Agreement and the entry into the Formal Agreement with the OCC.

Between December 31, 2009 and September 30, 2010, our overall liquidity position improved.  At September 30, 2010, we maintained $48.093 million in cash and cash equivalents, $85.338 million in unpledged available-for-sale and held-to-maturity investment securities, and $24.884 million of readily available lines of credit at other banks (excluding the brokered certificate of deposit line of credit) to fund any anticipated or unanticipated growth in earning assets.  This compares to $34.043 million in cash and cash equivalents, $4.890 million in unpledged available-for-sale and held-to-maturity investment securities, and $28.832 million of readily available lines of credit at other banks on December 31, 2009.  Including our brokered certificate of deposit line of credit, our potential funding sources provided $196.438 million of short- and long-term liquidity at September 30, 2010, as compared to $158.097 million at December 31, 2009, a $38.341 million increase between periods.  Our total loan to total asset ratios of 59.6% at September 30, 2010 and 64.8% at December 31, 2009 were low relative to those of our comparative peer group of financial institutions.

Our commitments to extend credit and standby letters of credit decreased between December 31, 2009 and September 30, 2010.  Commitments to extend credit and standby letters of credit totaled $91.522 million at September 30, 2010, versus $110.310 million at December 31, 2009, an $18.788 million or 17.0% decrease.  The decrease between periods was principally due to decreases in commercial line of credit commitments, offset, in part, by an increase in commitments to fund commercial real estate construction loans.  Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly from quarter to quarter.  We, however, will closely monitor our liquidity position over the next several quarters to assure adequate levels of short-term funding are available to fund our off-balance sheet commitments.

On a quarterly basis we also prepare a forward-looking 90-day sources and uses report to determine future liquidity needs.  Based on this report, our deposit retention experience, anticipated loan and investment funding and prepayment activity, the product offerings of our competitors, the level of interest rates, the level of regional economic activity, and our current pricing strategies, we anticipate that we will have sufficient levels of liquidity to meet our funding commitments over the next several quarters prospectively.  Although we have adequate levels of liquidity, we anticipate that some of our contingent lines of credit may be reduced or eliminated due to the Company’s announcement that on October 13, 2010 it entered into the Formal Agreement.

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

Total shareholders’ equity increased $5.265 million or 7.2% between December 31, 2009 and September 30, 2010.  Total shareholders’ equity was $78.184 million at September 30, 2010, as compared to $72.919 million at December 31, 2009.  The net increase in shareholders’ equity between periods was primarily due to an increase in retained earnings during the first nine months of 2010.  Retained earnings increased $2.586 million between December 31, 2009 and September 30, 2010, driven by two primary factors: net income of $5.265 million, less dividends totaling $1.927 million.  We also recorded $1.568 million  in other comprehensive income due to an increase, net of tax, in the market value of our available-for-sale investment securities portfolio and a $151 thousand increase in accumulated other comprehensive gain relating to the net actuarial gain on our defined benefit plan.    And finally, during the first three quarters of 2010, we raised $206 thousand of shareholders’ equity by reissuing our common stock through a Dividend Reinvestment and Direct Stock Purchase Plan (“the Plan”).  The Company registered 3,457,960 treasury shares with the SEC under the Plan and reissued 31,273 of these shares during the first three quarters of 2010.  Under the Plan, the Company’s registered shareholders may reinvest all or part of their dividend payments on each dividend payable date, and/or purchase additional shares monthly through the optional cash investment feature.  In addition, prospective shareholders may purchase the shares directly from the Company.  The maximum amount of optional cash investments that can be made by individual participants is $300,000 in any calendar year.  The Plan was suspended on October 22, 2010 due to the Company’s pending merger with Community Bank System, Inc.  Therefore, no further additions to shareholders’ equity from the Plan are expected.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes Tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to average assets ratio of 5.0%, a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at September 30, 2010 and December 31, 2009.

In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the Bank’s safety and soundness.  The Bank’s Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio at September 30, 2010 were 8.19%, 13.06% and 14.31%, respectively.  This compares to 7.72%, 11.34% and 12.59%, respectively, at December 31, 2009.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by the Bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At September 30, 2010, under statutory limitations, the maximum amount that could have been paid by the Bank to the Company without special regulatory approval was approximately $12.163 million. In addition to these statutory limitations, the Bank and the Company must obtain regulatory approval from the OCC and the Federal Reserve Board, respectively, prior to declaring and paying a dividend. The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies and practices, capital guidelines, and applicable laws.

On November 4, 2010, the Company’s Board of Directors elected to suspend the quarterly dividend payment in light of the significant amount of expenses anticipated in connection with our pending merger with Community Bank System, Inc.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On October 13, 2010, the Bank entered into a Formal Agreement with its primary regulator, the OCC.  Under the agreement, the OCC requires that the Bank adopt and implement written policies and procedures governing the supervision and control of nonaccrual loans and other real estate owned.  Although management’s policies and procedures were deemed adequate and effective in prior periods, in anticipation of the issuance of the Formal Agreement, the Bank’s Board of Directors adopted an enhanced policy related to nonaccrual loans and other real estate owned.  In addition, management enhanced its procedures and controls to comply with the OCC’s directives.  In particular, management now holds regular special meetings solely to determine the accounting classification and treatment of its troubled loans and other real estate pursuant to its improved policies and procedures.  We believe the adoption of these policies and related procedures have improved the Company’s internal controls over financial reporting during the most recent fiscal quarter but are not expected to materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

On November 3, 2010, Robert E. Becker, a shareholder of the Company (the "plaintiff"), commenced a lawsuit against the Company, each of its directors and Community in New York State Supreme Court in Otsego County, New York (Becker v The Wilber Corporation, et. al., Index No. 1266/2010). In his complaint, the plaintiff alleges that the Company and its directors breached their fiduciary duties to the Company's shareholders by entering into the Agreement and Plan of Merger with Community. Amongst other allegations, the plaintiff contends that; i) the planned merger with Community does not provide fair value to the Company's shareholders; ii) the Board of Directors failed to maximize value for the Company's shareholders; iii) the Company's directors acted in their own interests in violation of their fiduciary duties in approving the merger; iv) the provisions of the  Agreement and Plan of Merger limiting the Company's ability to entertain other offers and imposing a fee on the Company if it terminates the agreement under certain circumstances are unfair; and v)  the Company's directors' agreement to vote their shares in favor of the merger unfairly limits the Company's ability to accept other offers.  The complaint seeks certification of the lawsuit as a class action on behalf of all other Company shareholders, an order enjoining the merger, rescission of the Agreement and Plan of Merger and attorney’s fees.  The Company believes that the complaint has no merit and intends  to vigorously defend this litigation.

From time to time, the Company becomes subject to other various legal claims that arise in the normal course of business.  At September 30, 2010 the Company was not the subject of any material pending legal proceedings other than ordinary routine litigation occurring in the normal course of its business.  The various other pending legal claims against the Company will not, in the opinion of management, result in any material liability to the Company and will not materially affect our financial position, results of operation, or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries has been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 1A: Risk Factors

This item is not applicable as the registrant is a smaller reporting company.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

A. Not applicable.

B. Not applicable.

C. Purchases of Equity Securities by Issuer and Affiliated Purchasers

None

ITEM 3: Defaults Upon Senior Securities

The Company did not default on any senior securities during the three-month period ended September 30, 2010.

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

See Exhibit Index to this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILBER CORPORATION

By:	/s/ Alfred S. Whittet	Date:	November 9, 2010

Alfred S. Whittet
President and Chief Executive Officer

By:	/s/ Joseph E. Sutaris	Date:	November 9, 2010

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