Form 10-K
period 2010-12-31
Wilber CORP
filed 2011-03-29
CIK 709942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYSE Amex

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

1-K

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38.0 million, based upon the closing price as reported on the NYSE Amex [formerly the American Stock Exchange].  Although directors and executive officers of the registrant were assumed to be “affiliates” for the purposes of this calculation, the classification is not to be interpreted as an admission of such status.  There were no classes of non-voting common stock authorized on June 30, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 24, 2011
(Common Stock, $0.01 par value per share)	10,719,382 shares

2-K

THE WILBER CORPORATION
FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS

PART I

ITEM 1:	BUSINESS

	A.	General
	B.	Market Area
	C.	Lending Activities
		i.	Loan Products and Services
		ii.	Loan Approval Procedures and Authority
		iii.	Credit Quality Practices
	D.	Investment Securities Activities
	E.	Sources of Funds
	F.	Electronic and Payment Services
	G.	Trust and Investment Services
	H.	Insurance Services
	I.	Supervision and Regulation
		i.	The Company
		ii.	The Bank
	J.	Competition
	K.	Legislative and Regulatory Developments

ITEM 1A:	RISK FACTORS

ITEM 1B:	UNRESOLVED STAFF COMMENTS

ITEM 2:	PROPERTIES

ITEM 3:	LEGAL PROCEEDINGS

ITEM 4:	REMOVED AND RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	A.	Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities
	B.	Use of Proceeds from Registered Securities
	C.	Purchases of Equity Securities by Issuer and Affiliated Purchasers

ITEM 6:	SELECTED FINANCIAL DATA

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	A.	General
	B.	Performance Overview for the Year Ended December 31, 2010
	C.	Financial Condition
		i.	Comparison of Financial Condition at December 31, 2010 and December 31, 2009
	D.	Results of Operations
		i.	Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009
	E.	Liquidity
	F.	Capital Resources and Dividends

3-K

4-K

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

5-K

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

The business of the Company consists primarily of the ownership, supervision, and control of the Bank.  The Bank is chartered by the Office of the Comptroller of the Currency (“OCC”), and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Company, through the Bank and the Bank’s subsidiaries, offers a full range of commercial and consumer financial products, including business, municipal, and consumer loans, deposits, trust and investment services, and credit-related insurance products.  The Bank serves its customers through twenty- two full-service branch banking offices located in Otsego, Delaware, Schoharie, Chenango, Ulster, Broome, Saratoga and Onondaga counties, New York, an ATM network, and electronic / Internet banking services.  In addition, the Bank operates a representative loan production office in Malta, New York (Saratoga County).  The Bank’s main office is located at 245 Main Street, Oneonta, New York, 13820 (Otsego County).  The Bank employed 261 full-time equivalent employees at December 31, 2010.  The Bank’s website address, which also serves as the Company’s main website address, is www.wilberbank.com.

The Bank’s subsidiaries include Wilber REIT, Inc. and Western Catskill Realty, LLC.  Wilber REIT, Inc. is wholly - owned by the Bank and primarily holds mortgage-related assets.  Western Catskill Realty, LLC is a wholly - owned real estate holding company, which primarily holds foreclosed and other real estate.

The Company’s and its subsidiaries’ (collectively “we” or “our”) principal business is to act as a financial intermediary and lending institution in the communities they serve by obtaining funds through customer deposits and institutional borrowings, lending the proceeds of those funds to our customers, and investing excess funds in debt securities and short-term liquid investments.  Our funding base consists of deposits derived principally from the central and upstate New York communities that we serve.  To a lesser extent, we borrow funds from institutional sources, principally the Federal Home Loan Bank of New York (“FHLBNY”).  We target our lending activities to consumers and municipalities in the immediate geographic areas we serve and to small and mid-sized businesses in the immediate geographic areas we serve as well as a broader statewide region.  Our investment activities primarily consist of purchases of U.S. Treasury, U.S. Government Agency, and U.S. Government Sponsored Entities obligations, as well as municipal, mortgage-backed, and high quality corporate debt instruments. We originate one to four family residential mortgage loans through our Provantage Home Loan Division (“Provantage”), which is based out of our loan production office in Malta, New York. Through our Trust and Investment Division, we provide personal trust, agency, estate administration, and retirement planning services for individuals, as well as custodial and investment management services to institutions.  We also offer stocks, bonds, and mutual funds through a third party broker-dealer firm.

On October 25, 2010, the Company reported that it entered into a definitive merger agreement (“Merger Agreement’) with Community Bank System, Inc. (“CBSI”).  Under the terms of the Merger Agreement, CBSI will acquire the Company for approximately $101.8 million, and the Company will merge with and into CBSI, with CBSI being the surviving corporation (the “Merger”).  Immediately following the Merger, the Bank, the wholly owned subsidiary of the Company will be merged with and into CBSI’s subsidiary bank, Community Bank, N.A. (“Community Bank”) and Community Bank will continue as the surviving bank.

The foregoing summary of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the Merger Agreement which is filed (along with the forms of the voting agreement and affiliates agreement) as exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on October 25, 2010.

The Merger with Community is anticipated to be completed in the second quarter of 2011.

6-K

Index

B. Market Area

The Company’s market area is generally defined as central and upstate New York State.  The Company’s principal office and the Bank’s main office are located in Oneonta, New York, which is approximately 70 miles southwest of Albany, New York, the state’s capital, and 170 miles northwest of New York City.  Eighteen of the Company’s twenty-two full-service branch offices are located in four rural counties north and west of the Catskill Mountains, namely Otsego, Delaware, Schoharie and Chenango.  The economies in this market are driven by several small colleges; tourism; farming; hospitals; small, independently owned retailers, restaurants, motels; and light manufacturing.  The National Baseball Hall of Fame (Cooperstown, New York), several youth sport camps, and outdoor recreation such as camping, hunting, fishing, and skiing, bring seasonal activity to several communities within this market area.  The estimated median family income in all four of these rural counties is about 20% below the national average median family income.  The combined estimated population of these four counties is 192,247 persons.  Based on the June 30, 2010 FDIC deposit summary report, the combined deposits of these four rural counties was $2.798 billion.  Our deposit base within this four county area totaled $693.486 million at June 30, 2010, representing a 24.8% market share.

The remaining four full-service offices and both representative loan production offices are located in select, more densely populated markets in central and upstate New York.  In particular, we have a full-service branch office located in Broome County, a full-service branch office in Onondaga County, a full-service branch office and loan production office in Saratoga County and a full-service branch office in Ulster County.  The estimated median family income in Onondaga, Saratoga and Ulster Counties exceeds the national average median family income, while Broome County is slightly below the national average.  The total estimated population of these four counties is 1,047,700 persons.  Based on the June 30, 2010 FDIC deposit summary report, the combined deposits of these four counties was $17.387 billion. Our deposit base within this four county area totaled $93.833 million, representing less than a 1% market share.

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

Over the last several decades we have implemented lending strategies and policies that are designed to provide flexibility to meet customer needs while minimizing losses associated with borrowers’ inability or unwillingness to repay loans.  The loan portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.  On a very selective basis, we do grant unsecured loans to our customers.  Annually, we utilize the services of an outside consultant to conduct reviews of the larger, more complex commercial real estate and commercial loan portfolios to assess adherence to underwriting standards and loan policy guidelines.

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

7-K

Index

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

Commercial Real Estate.  We originate commercial real estate loans to finance the purchase of undeveloped and developed real estate.  To a lesser extent, we will also provide financing for the construction of commercial real estate. Our commercial real estate loans are typically larger than those made for residential real estate.  The loans are often secured by properties whose tenants include “Main Street” type small businesses, local retailers, developers and landlords for national retail chains and motels.  We also finance properties for commercial office and other owner-occupied commercial space.  Our commercial real estate loans are usually limited to a maximum repayment period of 20 years.  Most of our commercial real estate loans are fully collateralized and further secured by the personal guarantees of the property owners.  Construction loans are generally granted as a line of credit whose terms are 12 to 18 months.  We typically advance funds on construction loans based upon an advance schedule, to which the borrower agrees, and physical inspection of the premises, and validated permanent take-out or source of repayment.

Commercial Loans.  In addition to commercial real estate loans, we also make various types of commercial loans to qualified borrowers, including business installment and term loans, lines-of-credit, demand loans, time notes, automobile dealer floor-plan financing and accounts receivable financing.

Business installment and term loans are typically provided to borrowers to finance the purchase of equipment, trucks, or automobiles utilized in their business and for long-term working capital needs.  We generally limit the term of the borrowing to a period shorter than the estimated useful life of the equipment being purchased.  We also place a lien on the equipment being financed by the borrower.

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

Commercial loans and commercial real estate loans generally involve a higher degree of risk and are more complex than residential mortgages and consumer loans.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  Commercial loan repayment and interest terms are often established to meet the unique needs of the borrower and the characteristics of the business.  Typically, payments on commercial real estate are dependent upon leases whose terms are shorter than the borrower’s repayment period.  This places significant reliance upon the owner’s successful operation and management of the property.  Accordingly, the borrower and we must be aware of the risks that affect the underlying business including, but not limited to, economic conditions, competition, product obsolescence, inventory cycles, seasonality and the business owner’s experience and expertise.

8-K

Index

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

Consumer Loans.  We offer a variety of consumer loans to our customers.  These loans are usually provided to purchase a new or used automobile, motorcycle or recreational vehicle, or to make a home improvement.  We also make personal loans to finance the purchase of consumer durables or other goods and services our customers need.  The consumer loans are generally offered for a shorter term than residential mortgages because the collateral typically has an estimated useful life of 5 to 10 years and tends to depreciate rapidly.  Automobile loans comprise the largest portion of our consumer loan portfolio.  The financial terms of our automobile loans are determined by the age and condition of the vehicle, and the ability of the borrower to make scheduled principal and interest payments on the loan.  We obtain a lien on the vehicle and collision insurance policies are required on these loans.  Although we lend directly to borrowers, the majority of our automobile loans are originated through auto dealerships within our primary market area.  We commonly refer to these as indirect automobile or indirect installment loans.

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

ii. Loan Approval Procedures and Authority

General.  The Bank’s Board of Directors delegates the authority to provide loans to borrowers through the Bank’s loan policies.  The policies are modified, reviewed and approved on an as needed basis, but no less than annually, to assure that lending policies and practices meet the needs of borrowers, mitigate perceived credit risk, comply with applicable laws and regulations and reflect current economic conditions.  Currently, we use an eight-tier structure to approve loans.  All lending authorities within this tiered structure are based on the borrower’s aggregate credit relationship, rather than on individual loan requests, and are limited to loans that are not criticized or classified on the Bank’s risk rating system.

First, the full Board of Directors of the Bank has authority to approve single loans or loans to any one borrower up to the Bank’s legal lending limit, which was $12.007 million for loans not fully secured by readily marketable collateral and $20.011 million for loans secured by readily marketable collateral at December 31, 2010.  The full Board of Directors also approves loans made to members of the Board of Directors, their family members, and their related businesses when the total loans exceed $500 thousand.  If conditions merit, the Board of Directors may authorize exceptions to our loan policy pursuant to its special approval procedures.

Second, the Board of Directors, as required by the Bank’s Bylaws, appoints a Loan and Investment Committee.  The Loan and Investment Committee must be comprised of at least three independent directors and meets on an as-needed basis, but no less than one time per month.  Its lending authority for loans not secured by readily marketable collateral is limited to $5.000 million.  The Committee may also approve loans up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral such as stocks and bonds.  The Loan and Investment Committee is also responsible for ratifying collateral releases, authorizing charge-offs in excess of $25 thousand, and annually reviewing all lines of credit that exceed the lending limit of the Officers Loan Committee.  The actions of the Loan and Investment Committee are reported to and ratified by the full Board of Directors each month.

Third, the Board of Directors has created the Officers Loan Committee.  The Officers Loan Committee is comprised of four regular voting members, including the Bank’s Chief Executive Officer (“CEO”), the Regional President – Senior Lending Officer, the Regional President – Capital District and the Senior Credit Analyst. A Regional Vice President can substitute for any of the voting members in their absence.  The Chief Financial Officer and the Senior Credit Officer are not voting members of the Officers Loan Committee, but have veto authority over approvals.  The Officers Loan Committee may approve secured and unsecured loans up to $3.750 million and up to 100% of the Bank’s legal lending limit if the loan is secured by readily marketable collateral.  The Committee also has the authority to adjust loan rates from time to time as market conditions dictate.  Loan charge-offs up to $25 thousand and collateral releases within prescribed limits established by the Board of Directors are also approved by the Officers Loan Committee.  All actions of the Officers Loan Committee are reported to the Loan and Investment Committee for ratification.

9-K

Index

Additional loan approval limits are established for five additional tiers up to $750 thousand.  Each of these tiers have specific approval limits based on the lending authority and expertise of the Bank’s lending staff.

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

Loans to Directors and Executive Officers.  Loans to members of the Board of Directors (and their related interests) are granted under the same terms and conditions as loans made to unaffiliated borrowers.  Any fee that is normally charged to other borrowers is also charged to the members of the Board of Directors.  Loans to executive officers are limited by banking regulations.  There is no regulatory loan limit established for executive officers to purchase, construct, maintain or improve a residence, or to finance the education of a dependent.  However, under banking regulation any loans to executive officers which are not for the construction, improvement, or purchase of a residence, not used to finance a dependent’s education, or not secured by readily marketable collateral, are limited to a maximum of $100 thousand.

iii. Credit Quality Practices

General.  One of our key objectives is to maintain strong credit quality of the Bank’s loan portfolio.  We strive to accomplish this objective by maintaining a diversified mix of loan types, limiting industry and borrower concentrations, and monitoring regional economic conditions.  In addition, we use a variety of strategies to protect the quality of individual loans within the loan portfolio during the credit review and approval process.  We evaluate both the primary and secondary sources of repayment and complete a financial statement review and cash flow analysis for commercial borrowers.  We also generally require personal guarantees on small business loans, cross-collateralize loan obligations, complete on-site inspections of the business, and require the company to adhere to financial covenants.  Similarly, in the event a modification to an outstanding loan is requested, we reevaluate the loan under the proposed terms prior to making the modification.  If we approve the modification, we often secure additional collateral or impose stricter financial covenants.  In the event a loan becomes delinquent, we follow collection procedures to ensure repayment.  If it becomes necessary to repossess or foreclose on collateral, we strive to execute the proceedings in a timely manner and dispose of the repossessed or foreclosed property quickly to minimize the level of nonperforming assets, subsequent asset deterioration, and costs associated with monitoring the collateral.

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

10-K

Index

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

Loans we categorize as a “pass” are generally performing per contractual terms and do not exhibit the characteristics of criticized or substandard loans.

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

Foreclosure and Repossession.  At times it becomes necessary to foreclose or repossess property that a delinquent borrower pledged as collateral on a loan.  Upon concluding foreclosure or repossession procedures, we take title to the collateral and attempt to dispose of it in the most efficient manner possible.  Real estate properties formerly pledged as

11-K

Index

collateral on loans that we have acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure are called Other Real Estate Owned (“OREO”).  OREO is initially recorded and subsequently carried at the fair value of the real estate, less estimated costs to sell.  Write-downs from the unpaid loan balance to fair value are charged to the allowance for loan losses.  Subsequent decreases in the fair value of an OREO property are generally recorded as a loss through the Company’s income statement.  In situations when the OREO is sold shortly after it is received in a foreclosure and the holding period was minimal (less than 90 days), a subsequent loss in value may be charged against the allowance for loan losses.  In certain situations, where the fair value of the property (less the costs to sell) exceed the borrower’s loan balance at the time a property is transferred to OREO, we will record a gain through the Company’s income statement to write-up the value of the asset to its fair value (less costs to sell).

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

The Bank’s investment securities portfolio is primarily comprised of high-grade fixed income debt instruments.  Investment purchases are generally made when we have funds that exceed the present demand for loans.  Our primary investment objectives are to:

(i)	minimize risk through strong credit quality;
(ii)	provide liquidity to fund loans and meet deposit run-off;
(iii)	diversify the Bank’s assets;
(iv)	generate a favorable investment return;
(v)	support the Bank’s capital objectives;
(vi)	meet the pledging requirements of state, county and municipal depositors;
(vii)	manage the risk associated with changing interest rates; and
(viii)	match the maturities of securities with deposit and borrowing maturities.

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

12-K

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

Brokered deposits are deposit accounts acquired through brokers.  These depositors do not typically reside in the Bank’s geographic market or maintain other account relationships with the Bank.  The interest rates paid on brokered deposits can be higher or lower than local interest rates for similar accounts, however, the account retention rates on brokered deposits are typically lower than the account retention rates on non-brokered deposits held by customers residing in our geographic markets.  Due to these factors, we limit, but do not exclude, the use of brokered deposits.  At December 31, 2010, brokered deposits comprised approximately 2% of our total deposit liabilities.

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

G. Trust and Investment Services

General.  We offer various personal trust and investment services through our Trust and Investment Division, including both fiduciary and custodial services.  At December 31, 2010 and December 31, 2009, we had $362.544 million and $336.949 million, respectively, of assets under management in the Bank’s Trust and Investment Division.  The following chart summarizes the Trust and Investment Division assets under management or held for safekeeping as of the dates noted:

13-K

Index

Trust Assets Summary Table:

	December 31,
	2010		2009
	Number of Accounts	Estimated Market Value	Number of Accounts	Estimated Market Value
	(in thousands)
Trusts	355	$161,304	344	$157,590
Estates	2	668	2	143
Custodian, Investment Management and Others	272	200,572	260	179,216
Total	629	$362,544	606	$336,949

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

14-K

Index

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

15-K

Index

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

On October 13, 2010, the Bank entered into a Formal Agreement with the OCC requiring the Bank to take the following actions: (i) adopt and implement a written action plan detailing the Board’s assessment of actions required to correct the Bank’s deficiencies noted in certain OCC exams, along with a timeline for the implementation of such a plan; (ii) ensure continuation of a competent full-time President to carry out the Board’s policies and adequately manage the day-to-day operations of the Bank; (iii) develop, implement and adhere to a written program to improve the Bank’s loan portfolio management and correct each deficiency cited in certain OCC exams; (iv) develop, implement and adhere to a written program to reduce the high level of credit risk; (v) make a diligent effort to obtain credit information on all loans lacking such information and ensure that proper collateral documentation is in place; (vi) protect the Bank’s interest in assets criticized by the OCC; (vii) review and revise its written loan policy; (viii) reverse or charge off all interest that has accrued and is contrary to regulatory call report  requirements;  (ix) adopt, implement and adhere to a policy to ensure proper management of other real estate owned; (x) continue to review the adequacy of the Bank’s allowance for loan losses and maintain a program to ensure an adequate allowance; (xi)  develop, implement and adhere to a three year capital program to include, without limitation, specific plans for maintaining adequate capital, remain “well capitalized”, and a dividend policy that permits declaration of dividends only when in compliance with the capital program and when certain other conditions are met;  (xii) adopt, implement and adhere to a written strategic plan establishing, among other things, objectives for the Bank’s overall risk profile, earnings performance and growth and (xiii) correct each violation of law, rule or regulation cited in the two most recent regulatory examination reports and implement procedures to avoid future violations.

Entry into the Formal Agreement did not change the Bank’s “well-capitalized” status.  The Formal Agreement is based on the findings of the OCC during their on-site examination of the Bank as of March 22, 2010.  Since the completion of the examination (the “OCC Exam”), the Board of Directors of the Bank (the “Bank Board”) and its management have aggressively worked to address the findings of the OCC Exam, and have already implemented initiatives and strategies to address and resolve a number of the issues noted in the Formal Agreement.  The Bank continues to work in cooperation with its regulators to bring its policies and procedures into conformity with directives.

Under the terms of the Formal Agreement, the Bank is required to take the following actions: (i) adopt and implement a written action plan detailing the Board’s assessment of actions required to correct the Bank’s deficiencies noted in certain OCC exams, along with a timeline for the implementation of such a plan; (ii) ensure continuation of a competent full-time President to carry out the Board’s policies and adequately manage the day-to-day operations of the Bank; (iii) develop, implement and adhere to a written program to improve the Bank’s loan portfolio management and correct each deficiency cited in certain OCC exams; (iv) develop, implement and adhere to a written program to reduce the high level of credit risk; (v) make a diligent effort to obtain credit information on all loans lacking such information and ensure that proper collateral documentation is in place; (vi) protect the Bank’s interest in assets criticized by the OCC; (vii) review and revise its written loan policy; (viii) reverse or charge off all interest that has accrued and is contrary to regulatory call report  requirements;  (ix) adopt, implement and adhere to a policy to ensure proper management of other real estate owned; (x) continue to review the adequacy of the Bank’s allowance for loan losses and maintain a program to ensure an adequate allowance; (xi)  develop, implement and adhere to a three year capital program to include, without limitation, specific plans for maintaining adequate capital, remain “well capitalized”, and a dividend policy that permits declaration of dividends only when in compliance with the capital program and when certain other conditions are met;  (xii) adopt, implement and adhere to a written strategic plan establishing, among other things, objectives for the Bank’s overall risk profile, earnings performance and growth and (xiii) correct each violation of law, rule or regulation cited in the two most recent regulatory examination reports and implement procedures to avoid future violations.

Additionally, the Bank is required to submit periodic progress reports to the OCC regarding various aspects of the foregoing actions.  The Bank’s Board shall appoint a compliance committee to monitor and coordinate the Bank’s performance under the Formal Agreement.  As of the date of this document, Wilber has developed and submitted a detailed action plan to address the Formal Agreement.  The action plan included activities to cure the deficiencies delineated within the Formal Agreement.  The Board of Directors and management believes that it has made significant progress with respect to the Formal Agreement and is now in substantial compliance with a majority of the requirements contained within the Formal Agreement.

16-K

Index

In particular,

(i) The Bank’s Board and management adopted and implemented a written action plan and timeline to correct the Bank’s deficiencies noted in certain OCC exams.  The plan was initially completed and submitted on October 30, 2010 and addressed each Article of the Formal Agreement including the expected date that Wilber would be in compliance with the Article.  A subsequent update to the written action plan was submitted on January 28, 2011 detailing all actions taken by the through December 31, 2010.

(ii) On November 22, 2010 the Bank appointed James M. Mack to succeed Alfred S. Whittet as the full-time President of the Bank to carry out the Board’s policies and adequately manage the day-to-day operation of the Bank.  Mr. Mack has extensive experience in managing troubled institutions, including extensive loan and credit experience, as well as experience in integrating banking company mergers.  The Bank’s management believes it is in full compliance with this provision of the Formal Agreement.

(iii) The Board of Directors approved and management implemented a written program to improve the Bank’s loan portfolio management and correct deficiencies prior to the issuance of the Formal Agreement.  The written program included improving the Bank’s management information systems to more closely monitor problem credits, provide regular written updates and formal reviews of criticized assets and hiring loan “work out” specialists to concentrate on problem credit loss mitigation.  These efforts have been effective in reducing the level of the Bank’s nonperforming loans and potential problem loans through December 31, 2010.  At December 31, 2010,the Bank’s nonperforming assets totaled $21.872 million.  This compares to $25.442 million at September 30, 2010, a $3.570 million decrease between the periods.  In addition, loans 30-89 days delinquent (in performing status) at December 31, 2010 totaled $2.442 million or 0.47% of total loans outstanding.  This compares to $8.469 million or 1.44% of total loans outstanding at December 31, 2009.  The Bank’s management believes it is in full compliance with this provision of the Formal Agreement.

(iv) A written program to reduce the level of credit risk was developed by management and approved by the Board of Directors prior to the issuance of the Formal Agreement.  In addition to regularly reviewing  all credits, management has been actively implementing risk mitigation strategies on each of the problem credits, including, but not limited to foreclosure, obtaining additional collateral from borrowers and pursuing the sale of borrowers’ notes.  At December 31, 2010, the Bank’s potential problem loan pool decreased to $8.597 million or 1.7% of total loans outstanding.  By comparison the potential problem loan pool totaled $24.866 million or 4.2% of total loans outstanding at December 31, 2009.  The Bank’s management believes it is in full compliance with this provision of the Formal Agreement.

(v) In connection with its written program to improve the Bank’s loan portfolio management, management has been actively tracking and pursuing the acquisition of improved credit and collateral documentation.  This included an improvement to the Bank’s management information systems to assure more timely credit and collateral documentation is on file.  Management believes it is actively complying with this provision of the Formal Agreement.

(vi) As part of written program to reduce the level of credit risk, the Bank’s management team has actively implemented and managed action plans with each of the assets criticized by the OCC.  This includes more frequent contact with each of the criticized borrowers, monthly written updates by the Bank’s loan officers to each borrower’s criticized asset report log and definitive action plans to mitigate the Bank’s potential loss in each of the criticized credits.  Management believes it is in full compliance with this provision of the Formal Agreement.

(vii) The Bank’s Board reviewed and approved revised general and commercial loan policies before and after issuance of the Formal Agreement to assure compliance with all regulatory standards.  The revised policies were written and implemented to improve the control systems for reviewing, underwriting, renewing, approving and closing loans.  The Board of Directors through its compliance and loan and investment committees have worked closely with management to assure that these policies are effectively administered and implemented through the reduction of policy exceptions and credit mitigation tactics, including close monitoring and stricter enforcement of borrower’s loan covenants.  Management believes it is in full compliance with this provision of the Formal Agreement.

(viii) Prior to the issuance of the Formal Agreement management evaluated and enhanced its nonaccrual loan policy in conjunction with the OCC’s requirements.   In implementing the improved policy and related procedures management now meets monthly to review all of the Bank’s criticized assets to determine their nonaccrual status.  In addition, in compliance with the Formal Agreement, during the third and fourth quarters of 2010 management engaged a third party accounting firm to conduct an internal audit review of the Bank’s nonaccrual classifications and the related reversal of interest, if any.  The interest that was accrued contrary to the instructions of the call report for 2009 and 2010, totaled $53 thousand and $78 thousand, respectively.  These amounts were determined not to be material, and as such, adjustments to

17-K

Index

previously filed call report income statement schedules were not required.  Management believes it is in full compliance with this provision of the Formal Agreement.

(ix) During the third quarter of 2010, the Bank’s Board adopted a new policy for other real estate owned.  The new policy and related procedures were immediately implemented, and included  enhancements to assure proper and timely insurance protection was established for each property, property tax bills and payments were administered timely and effectively, property rent rolls were obtained,  tenants were properly notified  of their rights, property marketing and listing plans were developed, other real estate owned related accounting was recorded appropriately, updated appraisals were obtained on a timely basis and authority for determining property disposal values was properly granted. Management believes it is in full compliance with this provision of the Formal Agreement.

(x) Prior to the issuance of the Formal Agreement, the Bank’s Board and management evaluated enhancements to its allowance for loan loss methodology as recommended by the OCC.  The OCC did not deem the allowance for loan losses to be inadequate, but recommended that a more robust historical loss migration methodology be included in future allowance for loan loss calculations.  Management’s evaluation included the incorporation of historical loss data stratified by loan type and applied or “migrated” back to the prior year end loan risk rating.  Prior to implementation of the enhanced methodology, for internal analytical purposes, it was applied to the December 31, 2009 period. Under the new methodology it was determined that the December 31, 2009 allowance for loan losses of $8.622 million remained adequate, with only insignificant changes to the unallocated component, which decreased from 3.9% of the total allowance for loan losses to 1.3% of the total allowance for loan losses.  Management began utilizing the revised methodology in 2010. The Bank’s management is in full compliance with this provision of the Formal Agreement.

(xi) Prior to issuance of the Formal Agreement, the Board of Directors adopted an amended Capital Management Plan.  The Capital Management Plan, as amended, included specific plans and actions for maintaining adequate capital over a three-year period, maintaining “well capitalized” status and complying with the Bank’s dividend policy.  After issuance of the Formal Agreement, management further enhanced its Capital Management Plan to more clearly delineate administrative responsibilities and specifically address actions the Board of Directors and management would take upon triggering certain contingent events.  At December 31, 2010, the Bank’s tier 1 leverage ratio, tier 1 risk-based capital ratio and total risk based capital ratios were 8.45%, 13.22% and 14.48%, respectively.  This compares to 7.72%, 11.34% and 12.59% at December 31, 2009. The Bank’s management believes it is in full compliance with this provision of the Formal Agreement.

(xii) The Formal Agreement with the OCC requires the Bank to adopt, amend and adhere to a three year strategic plan.  In connection with this article of the Formal Agreement, the Bank’s Board elected to pursue merging the Company, in lieu of maintaining an independent company.  In light of this strategic decision, management with subsequent concurrence from the OCC has deferred development of a three year strategic plan pending the outcome of the merger with CBSI.  Management anticipates that it will comply fully with this provision of the Formal Agreement in the event the merger with CBSI is not consummated.

(xiii) The Bank’s management has taken all necessary corrective action to correct each violation of law, rule or regulation cited in its two most recent regulatory examination reports and has implemented procedures to avoid future violations.  This included adoption of an enhanced appraisal policy, nonaccrual loan policy, other real estate owned policy and several procedures to assure adherence to these policies.

The actions taken by the Bank’s management and Board of Directors with respect to the Formal Agreement may impact several aspects of the Bank’s future financial results.   We expect that the active management of the criticized assets will, over time, lower the Bank’s overall credit risk profile.  At December 31, 2010, the Bank’s level of loans 30 to 89 days delinquent in performing status was less than 1% of total loans outstanding.  In addition, nonperforming loans and potential problem loans decreased as compared to period ended September 30, 2010.  Although there exists a fair amount of uncertainty regarding the future trend for these credit quality measures, management anticipates improvements to continue, particularly if the commercial real estate markets stabilize.  The stricter credit monitoring practices, underwriting standards and loan closing controls developed and implemented by the Bank during 2009 and 2010, however, may continue to curb new loan generation and, in turn, net interest margin as customers seek out more flexible borrowing arrangements.  If the Bank is successful, in reducing its problem loan levels, however, the requirements to fund the allowance for loan losses may be reduced in future periods.  In addition, the legal expenses associated with pursuing remedies with our borrowers may decrease.

During 2011, however, the active management of problem loans is expected to increase the amount of other real estate owned due to an increase in foreclosure actions pursued by the Bank.  In addition, the costs associated with maintaining these other real estate assets may increase.  Similarly, the level of charge-offs may remain elevated during 2011 as we migrate some of our problem credits through the foreclosure process.

18-K

Index

As a result of the Formal Agreement, the Bank has significantly increased its regulatory capital ratios.  The increased capital levels, although necessary to mitigate a higher risk profile, could negatively impact the Company’s return on equity in future periods.

Branching.  Generally, national banks may establish branch offices within New York to the same extent as New York chartered banks may do so.  Additionally, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, national banks may generally branch into other states to the same extent as commercial banks chartered under the laws of that state.

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

Capital Requirements. Capital adequacy is measured within guidelines defined as either Tier 1 capital (primarily shareholders’ equity), or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses).  There are two measures of capital adequacy for banks:  i) the Tier 1 leverage ratio and ii) the risk-based requirements.  Most banks must maintain a minimum Tier 1 leverage ratio of 4%.  In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (sum of Tier 1 plus Tier 2) must equal 8% of risk-weighted assets.  Federal banking agencies are required to take prompt corrective action, such as imposing restrictions, conditions, and prohibitions, to deal with banks that fail to meet their minimum capital requirements or are otherwise in troubled condition.  The regulators have also established different capital classifications for banking institutions, the highest being “well capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered well capitalized if it has a total risk adjusted capital ratio of 10% or greater, a Tier 1 risk adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater, and is not subject to any regulatory order or written directive regarding capital maintenance.  The Bank qualified as well capitalized at December 31, 2010 and 2009.  See Part II, Item 7.F. entitled "Capital Resources and Dividends" and Note 16 of the Consolidated Financial Statements contained in Part II, Item 8, of this document for additional information regarding the Bank’s capital levels.

Payment of Dividends.  The OCC regulates the amount of dividends and other capital distributions that the Bank may pay to its shareholders, (e.g., the Company).  A national bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits.  In general, if the Bank satisfies all OCC capital requirements both before and after a dividend payment, the Bank may pay a dividend to its shareholder in any year equal to the current year's net income plus retained net income for the preceding two years.  A Bank may not declare or pay any dividend if it is “undercapitalized” under OCC regulations. The OCC also may restrict the Bank’s ability to pay dividends if the OCC has reasonable cause to believe that such payment would constitute an unsafe and unsound practice.  The Bank is not undercapitalized, however, pursuant to the October 13, 2010 Formal Agreement executed between the Bank and the OCC, the OCC must approve dividends prior to being declared by the Bank’s Board of Directors.

Insurance of Deposit Accounts.  The Bank is an insured depository institution subject to assessment by, and the payment of deposit insurance premiums to, the FDIC. Deposit insurance premiums are determined by a number of factors, including the insured depository’s supervisory condition and several of its financial ratios.  During 2005, the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) was enacted into law.  Under FDIRA, when the FDIC Deposit Insurance Fund to industry-wide aggregate insured deposits or reserve ratio falls below 1.15%, the FDIC is required to establish a plan to restore the fund to 1.15% within five years.  Due to the high rate of bank failures in recent years the Deposit Insurance Fund reserve ratio was underfunded at -0.21% at December 31, 2010 as compared to 0.39% at December 31, 2009.  To address this undercapitalized position the FDIC has approved a restoration plan which is designed to restore the Deposit Insurance Fund to the levels required under the FDIRA.  The restoration plan, coupled with the Bank’s present supervisory condition, have caused significant increases in the Bank’s FDIC premium assessments during 2010 and 2009. Due to the weakened state of the banking industry, current and anticipated Deposit Insurance Fund capitalization levels and other factors, we anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively.

19-K

Index

In addition to the Deposit Insurance Fund premiums, the FDIC levies an assessment based on the Bank’s deposit accounts under the Deposit Insurance Funds Act of 1996.  Under the Deposit Insurance Funds Act, deposits that were insured by the Bank Insurance Fund (“BIF”), such as the deposits of the Bank, were subject to an assessment for payment on bond obligations financing the FDIC’s Savings Association Insurance Fund (“SAIF”).  The assessment rate is adjusted quarterly, depending on the need of the fund.  At December 31, 2010 and 2009, the assessment rate was 1.02 cents and 1.06 cents per $100 of insured deposits, respectively.

The Emergency Economic Stabilization Act of 2008 (EESA) enacted on October 3, 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009 to strengthen confidence in the banking system.  This program was subsequently extended to December 31, 2013 as enacted by the Helping Families Save Their Homes Act of 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (TLGP) that provides unlimited deposit insurance on funds that meet the definition of a noninterest-bearing transaction deposit account not otherwise covered by the existing deposit insurance limit of $250,000.  This program ended on December 31, 2010.  The recently enacted “Dodd-Frank Wall Street Reform and Consumer Protection Act” provides unlimited deposit insurance coverage for two years (from December 31, 2010 to December 31, 2012) for noninterest–bearing transaction accounts, and is similar in the protection under TLGP.

Federal Reserve System.  All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and nonpersonal time accounts. In all years preceding 2008, these reserves were maintained as vault cash or noninterest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008 the Federal Reserve Banks announced that they would begin to pay interest on member banks’, required reserve balances, as well as excess reserve balances.  As of December 31, 2010 and 2009, the Bank was in compliance with applicable reserve requirements.

Loans to One Borrower.  The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2010, the Bank’s legal lending limit on loans to one borrower was $12.007 million for loans not fully secured by readily marketable collateral and $20.011 million for loans secured by readily marketable collateral.  At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Community Reinvestment Act.  Under the federal Community Reinvestment Act (the “CRA”), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The OCC periodically assesses the Bank's compliance with CRA requirements.  The Bank received a satisfactory rating for CRA on its last performance evaluation conducted by the OCC as of April 7, 2010.

Fair Lending and Consumer Protection Laws.  The Bank must also comply with the federal Equal Credit Opportunity Act and the New York Executive Law, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. In addition, the Bank is subject to a number of federal statutes and regulations implementing them, which are designed to protect the general public, borrowers, depositors, and other customers of depository institutions. These include the Bank Secrecy Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfers Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Expedited Funds Availability Act, the Flood Disaster Protection Act, the Fair Debt Collection Practices Act, Helping Families Save Their Homes Act, and the Consumer Protection for Depository Institutions Sales of Insurance regulation.  The OCC and, in some instances, other regulators, including the U.S. Department of Justice and state Attorney General, may take enforcement action against institutions that fail to comply with these laws.

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

20-K

Index

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

J. Competition

We face competition in all the markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions, and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, mortgage brokers, insurance companies, securities firms, money market funds, mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products.  As a result of the enactment of the GLBA, other non-banking financial organizations now may offer comparable products to those offered by the Company and establish, acquire, or affiliate with commercial banks themselves.

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

The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve Board, which will be given the authority to promulgate consumer protection regulations applicable to banks and other providers offering consumer financial services or products.  This includes the authority to prohibit "unfair, deceptive or abusive" acts and practices.  Banks with $10 billion or less in assets, such as Wilber National Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008,and non-interest bearing transaction accounts and IOLTAs have unlimited deposit insurance through December 31, 2013.

It is difficult to predict at this time with specificity the full range of the impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company. The legislation and any implementing rules that are ultimately

21-K

Index

issued could have adverse implications on the financial industry, the competitive environment, and the Company’s ability to conduct business. The Company will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

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

Merger Execution Risk.  On October 25, 2010, the Company announced that it entered into a Merger Agreement with CBSI.  In connection with the Merger Agreement, CBSI filed a securities registration statement on Form S-4 with the SEC on January 11, 2011, a first amendment on February 15, 2011 and a second amendment on February 17, 2011.  The merger is expected to close during the second quarter of 2011.  This merger will be accompanied by the risks commonly encountered in similar business combinations.  These risks include, among other things: the difficulty of integrating operations and personnel, the potential disruption of ongoing business relationships, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.

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

Real Estate Market Conditions.  At December 31, 2010, real estate served as the principal source of collateral with respect to approximately 73.2% of the Bank’s loan portfolio.  A prolonged depression in the value of residential and commercial real estate securing its loans could adversely impact our consolidated financial condition and results of operations.  Given our heavy reliance on real estate lending, this could have a significant adverse affect on our financial condition and results of operations.

Credit Risk.  One of our main functions as a financial intermediary is to extend credit, in the form of loans, commitments and investments, to individuals, businesses, state, local and federal government and U.S. Government Sponsored Entities within and outside of our primary market area.  The risk associated with these extensions of credit pose significant risks to earnings and capital that need to be controlled and monitored by management.  Losses incurred by us due to the failure by borrowers to repay loans or other extensions of credit, and the reliance on customer information being correct in cases where it may not be, will negatively affect our financial condition and results of operations.

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

22-K

Index

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

23-K

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

ITEM 2:  PROPERTIES

The Company and the Bank are headquartered at 245 Main Street, Oneonta, New York.  The three buildings that comprise our headquarters are owned by the Bank and also serve as our main office.  In addition to our main office, we own seventeen branch offices and lease four branch offices and one loan production office at market rates.

In the opinion of management, the physical properties of the Company are suitable and adequate.  All of our properties are insured at full replacement cost.

ITEM 3:  LEGAL PROCEEDINGS

On November 3, 2010, a shareholder of Wilber filed a lawsuit in the New York Supreme Court.  On November 17, 2010, another shareholder filed a lawsuit in the New York Supreme Court.  Both lawsuits were brought on behalf of a putative class of Wilber’s common shareholders and seek an order that they are properly maintainable as class actions.

Both complaints name Wilber, Wilber’s Directors, and CBSI as defendants and allege that the Director Defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the Merger and allege that CBSI aided and abetted those alleged breaches of fiduciary duty.  The complaints allege that the Director Defendants improperly favored CBSI and discouraged alternative bids by agreeing to the Merger Agreement’s non-solicitation provision and termination fee provision.  Plaintiffs allege that pursuant to the Merger Agreement, CBSI agreed to appoint two of Wilber’s directors to the Boards of CBSI and Community Bank N.A. effective upon the closing of the Merger.  Plaintiffs further allege that CBSI agreed to establish an advisory board of Community Bank N.A, made up of the current directors of Wilber.  The complaints also allege that the directors and officers of Wilber entered into voting agreements to vote their shares of Wilber common stock in favor of the Merger Agreement.  In addition, the complaints allege that the consideration to be received by Wilber’s common shareholders is inadequate and unfair.  The complaints seek declaratory and injunctive relief to prevent the consummation of the Merger, a constructive trust over any benefits improperly received by defendants, and costs including plaintiffs’ attorneys’ and experts’ fees.

CBSI and Wilber have answered the complaints and moved for summary judgment dismissing the cases.  The Plaintiff in the first action has served discovery demands requesting the production of documents by Defendants.  The Plaintiffs have moved to consolidate these two lawsuits into one action.  The Plaintiffs have moved for leave to amend their complaints, to file one consolidated amended complaint. The Plaintiffs also seek permission to file an amended pleading given that the Form S-4 Registration Statement is already filed.  Each of Community Bank System and Wilber believes the claims asserted are without merit and intends to vigorously defend against these lawsuits.

Also from time to time, the Company becomes subject to various legal claims that arise in the normal course of business.  At December 31, 2010, the Company was not the subject any other material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.  These other various pending legal claims against the Company will not, in the opinion of management based upon consultation with legal counsel, result in any material liability to the Company and will not materially affect our financial position, results of operations or cash flow.

Neither the Company, the Bank, nor any of the Bank’s subsidiaries have been subject to review by the Internal Revenue Service of any transactions that have been identified as abusive or that have a significant tax avoidance purpose.

ITEM 4.  REMOVED AND RESERVED

24-K

Index

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

A. Market Information; Dividends on Common Stock; and Recent Sales of Unregistered Securities

The common stock of the Company ($0.01 par value per share) trades on the NYSE Amex (formerly the American Stock Exchange) under the symbol “GIW.”  The following table shows the high and low trading prices for the common stock and quarterly dividend paid to our security holders for the periods presented:

Common Stock Market Price and Dividend Table:

	2010			2009
	High	Low	Dividend	High	Low	Dividend
4th Quarter	$11.35	$5.93	$0.000	$8.65	$5.52	$0.060
3rd Quarter	$6.40	$5.56	$0.060	$12.00	$7.76	$0.060
2nd Quarter	$7.00	$5.60	$0.060	$14.15	$6.78	$0.060
1st Quarter	$8.02	$6.21	$0.060	$8.40	$6.71	$0.095

At March 24, 2011, there were 480 holders of record of our common stock (excluding beneficial owners who hold their shares in nominee name through brokerage accounts).  The closing price of the common stock at March 24, 2011 was $9.32 per share.

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

25-K

Index

Five-Year Summary Table of Selected Financial Data:

The Wilber Corporation and Subsidiary	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Interest and Dividend Income	$42,194	$46,838	$46,392	$46,030	$43,341
Interest Expense	11,442	14,502	19,958	21,474	18,360
Net Interest Income	30,752	32,336	26,434	24,556	24,981
Provision for Loan Losses	3,825	3,570	1,530	900	1,560
Net Interest Income After Provision for Loan Losses	26,927	28,766	24,904	23,656	23,421
Noninterest Income (Excl. Investment Securities Gains, Net)	5,697	5,484	6,227	6,956	5,455
Investment Securities Gains, Net	4,632	3,850	82	80	514
Noninterest Expense	28,690	28,110	23,724	20,857	20,032
Income Before Provision for Income Taxes	8,566	9,990	7,489	9,835	9,358
Provision for Income Taxes	2,242	2,589	1,673	2,128	2,206
Net Income	$6,324	$7,401	$5,816	$7,707	$7,152
Per Common Share:
Earnings (Basic and Diluted)	$0.59	$0.70	$0.55	$0.73	$0.66
Cash Dividends	0.18	0.275	0.380	0.380	0.380
Book Value	6.97	6.82	6.42	6.61	5.99
Tangible Book Value ¹	6.54	6.39	5.97	6.13	5.52
Consolidated Period-End Balance Sheet Data:
Total Assets	$869,386	$906,933	$924,874	$793,680	$761,981
Securities Available-for-Sale	204,782	173,302	216,744	237,274	228,959
Securities Held-to-Maturity	62,961	69,391	44,454	52,202	62,358
Gross Loans	522,416	587,237	583,861	445,105	406,920
Allowance for Loan Losses	9,657	8,622	7,564	6,977	6,680
Deposits	716,447	753,740	765,873	657,494	629,044
Long-Term Borrowings	55,972	60,939	59,970	41,538	42,204
Short-Term Borrowings	15,960	12,650	21,428	15,786	18,459
Shareholder's Equity	74,725	72,919	67,459	69,399	63,332
Selected Key Ratios:
Return on Average Assets	0.69%	0.79%	0.67%	0.99%	0.95%
Return on Average Equity	8.29%	10.63%	8.35%	11.84%	11.20%
Net Interest Margin (tax-equivalent)	3.64%	3.77%	3.46%	3.62%	3.81%
Efficiency Ratio ²	75.94%	71.25%	68.42%	61.76%	61.14%
Dividend Payout	30.51%	39.29%	69.09%	52.05%	57.58%
Asset Quality:
Nonperforming Loans ³	19,960	12,880	7,211	6,136	2,529
Nonperforming Assets ⁴	21,872	14,564	7,369	6,383	2,632
Net Loan Charge-Offs to Average Loans	0.50%	0.42%	0.19%	0.14%	0.38%
Allowance for Loan Losses to Period-End Loans	1.85%	1.47%	1.30%	1.57%	1.64%
Allowance for Loan Losses to Nonperforming Loans	48%	67%	105%	114%	264%
Nonperforming Loans to Period-End Loans	3.82%	2.19%	1.24%	1.38%	0.62%

¹	Tangible book value numbers exclude goodwill and intangible assets associated with prior business combinations.
²
The efficiency ratio is calculated by dividing total noninterest expense less amortization of intangibles and other real estate expense by tax-equivalent net interest income plus noninterest income other than securities gains and losses.

³	Nonperforming loans include nonaccrual loans, troubled debt restructured loans and accruing loans 90 days or more delinquent.
⁴	Nonperforming assets include nonperforming loans and OREO properties acquired through foreclosure, voluntary deed transfer or similar proceedings.

26-K

Index

Table of Selected Quarterly Financial Data:

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in thousands)
Interest income	$9,926	$10,473	$10,804	$10,991	$11,448	$11,858	$11,765	$11,767
Interest expense	2,745	2,884	2,942	2,871	2,938	3,263	3,826	4,475
Net interest income	7,181	7,589	7,862	8,120	8,510	8,595	7,939	7,292
Provision for loan losses	400	750	1,875	800	850	570	950	1,200
Net interest income after provision for loan losses	6,781	6,839	5,987	7,320	7,660	8,025	6,989	6,092
Investment security gains, net	941	1,944	1,120	627	1,228	1,172	1,009	441
Other noninterest income	1,578	1,432	1,359	1,328	1,451	1,425	1,418	1,190
Noninterest expense	7,908	6,826	7,133	6,823	7,494	7,049	7,186	6,381
Income before income tax expense	1,392	3,389	1,333	2,452	2,845	3,573	2,230	1,342
Income tax expense	333	1,003	218	688	844	839	637	269
Net income	$1,059	$2,386	$1,115	$1,764	$2,001	$2,734	$1,593	$1,073

Basic earnings per share	$0.10	$0.22	$0.10	$0.16	$0.19	$0.26	$0.15	$0.10

Basic weighted average shares outstanding	10,719,382	10,715,841	10,707,015	10,698,126	10,582,917	10,512,987	10,503,704	10,503,704

Net interest margin (tax equivalent) ¹	3.48%	3.56%	3.61%	3.90%	4.01%	3.92%	3.67%	3.46%
Return on average assets	0.69%	1.04%	0.48%	0.77%	0.87%	1.15%	0.68%	0.47%
Return on average equity	5.37%	12.17%	5.96%	9.68%	10.90%	15.59%	9.34%	6.44%
Efficiency ratio ²	80.57%	73.95%	75.37%	68.78%	72.24%	67.55%	73.70%	71.74%

¹	Net interest margin (tax-equivalent) is tax-equivalent net interest income divided by average earning assets.
²
The efficiency ratio is calculated by dividing total noninterest expense less amortization of intangibles, other real estate and merger expenses by tax-equivalent net interest income plus noninterest income other than securities gains and losses

27-K

Index

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. General

The primary objective of this financial review is to provide an overview of the financial condition and results of operations of The Wilber Corporation and its subsidiary for each of the years in the two-year period ended December 31, 2010.  This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented in PART II, Item 8, of this document.

Our financial performance is heavily dependent upon net interest income, which is the difference between the interest and dividend income earned on our loans and investment securities less the interest paid on our deposits and borrowings.  Results of operations are also affected by the provision for loan losses, investment securities gains (losses), service charges on deposit accounts, trust and investment service fees,  the net gain on sale of loans, the increase in the cash surrender value on bank owned life insurance, other service fees and other income.  Our noninterest expenses consist of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing, professional fees, FDIC premium assessment, loan collection expense, other miscellaneous expenses and income taxes.  Results of operations are also influenced by general economic conditions (particularly changes in financial markets and interest rates), competitive conditions, government policies, changes in federal or state tax law, and the actions of our regulatory authorities.

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

Our policy on the allowance for loan losses is disclosed in Note 6 of the Consolidated Financial Statements.  A more detailed description of the allowance for loan losses is included in PART II, Item 7 C.i., of this document.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 1 of the Consolidated Financial Statements (provided in PART II, Item 8, of this document) to obtain a better understanding of how our financial performance is reported.

Recently Issued Accounting Pronouncements not Yet Adopted.  ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, an amendment to ASC Topic 350, Intangibles-Goodwill and Other, was issued in December 2010.  The update was intended to address entities with zero or negative carrying amounts because some entities came to the conclusion that Step 1 of the goodwill impairment test passed because the fair value of their reporting unit will generally be greater than zero.  This update would require that for those reporting units where the carrying amounts are zero or negative and qualitative factors indicate that, it is more likely than not that an impairment may exist, the second step of impairment testing is required to be performed.  The qualitative factors to be considered are consistent with the current interim impairment triggers for goodwill.  This update is effective for public entities, for fiscal years and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.

ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, an amendment to ASC Topic 805, Business Combinations was issued in December 2010.  The update specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

28-K

Index

ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, an amendment to ASC Topic 310, Receivables was issued in January 2011.  The update temporarily delays the effective date for public entities of the disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

B. Performance Overview for the Year Ended December 31, 2010

Most of our earnings performance measures weakened in 2010, as compared to 2009, including, net income, earnings per share, return on assets and return on equity.  We recorded $6.324 million in net income during 2010, as compared to $7.401 million in 2009, a $1.077 million or 14.6% decrease between comparable periods.  Similarly, earnings per share decreased $0.11 per share or 15.7% from $0.70 in 2009 to $0.59 in 2010.  During 2010 return on assets and return on equity were 0.69% and 8.29%, respectively, as compared to 0.79% and 10.63% during 2009, respectively.  The decrease in these key performance measures were largely driven by a decrease in net interest income and to a lesser extent an increase in noninterest expense driven by a substantial increase in professional fees.  These factors were offset, in part, by an increase in noninterest income, due principally to an increase in investment securities gains between comparable years.

Several factors contributed to the decrease in net interest income between 2010 and 2009.  During 2010 the nominal level of market interest rates remained low due to the weak state of the national economy.  This interest rate environment drove down the yield on both of our key earning asset portfolios, namely loans and investments, as existing variable rate loans repriced and payments on fixed-rate loans were replaced with new loans at lower rates of interest.  Second, during 2010 we sold significant amounts of our available-for-sale investment securities portfolio to increase noninterest income and improve our regulatory capital ratios.  The reinvestment yields on these proceeds were generally lower than the yields on the maturing and sold amounts.  Third, during 2010 the amount of nonaccrual loans and nonperforming assets increased causing a reduction in interest income.  Fourth, the average balance of our overnight funds, a low yield asset, increased between periods as we targeted higher levels of balance sheet liquidity.  Fifth, and most significantly, we reduced the level of earning assets throughout 2010, in connection with our strategy to deleverage the Company’s balance sheet to meet targeted capital objectives.  In 2010, we maintained $873.579 million in average earning assets, versus $896.548 million in average earning assets during 2009, a $22.969 million or 2.6% decrease between comparable years.  These factors were offset, in part, by lower funding costs resulting in a $1.584 million or 4.9% decrease in net interest income between comparable periods.

The increase in noninterest income between 2009 and 2010 was largely attributed to a significant increase in net investment securities gains.  As interest rates remained low during 2010, the market value on many of our available-for-sale investment securities increased.  We sold or had called $171.769 million of these available-for-sale securities throughout 2010 and recorded net investment securities gains totaling $4.542 million, an $866 thousand increase over 2009 during which time we sold or had called $120.286 million of available-for-sale securities and recorded net investment securities gains totaling $3.676 million.

During 2010, we recorded $3.825 million in the provision for loan losses, as compared to $3.570 million in 2009, a $255 thousand or 7.1% increase between the annual periods.  The increase in the provision for loan losses between the periods was attributable to a decline in the general credit quality of our loan portfolio between the periods, charge-offs and other asset quality indicators.

Total noninterest expense increased from $28.110 million in 2009 to $28.690 million in 2010, a $580 thousand or 2.1% increase between the periods.  We recorded a $1.132 million or 120.4% increase in professional fees between 2009 and 2010.  We attribute the increase in professional fees to (i) the increase in problems loans and the related legal and other services required to pursue appropriate remedies with the problem borrowers, (ii) the significant amount of legal expenses incurred in connection with our anticipated merger with CBSI, and (iii) legal and professional services incurred to meet the objectives of the Formal Agreement with the OCC.

The information provided in ITEM 7, Parts C through F that follow provide additional information as to the financial condition, results of operations, liquidity, and capital resources of the Company.

C. Financial Condition

i. Comparison of Financial Condition at December 31, 2010, and December 31, 2009

29-K

Index

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary of Financial Condition
Due to generally weak economic conditions and deteriorating asset quality during 2010, we curbed our asset growth rate targets, deleveraged the balance sheet and focused the Company’s resources on increasing shareholders’ equity, as well as the Bank’s regulatory capital ratios.  Due to these efforts, total assets decreased $37.547 million or 4.1%, from $906.933 million at December 31, 2009 to $869.386 million at December 31, 2010.  Conversely, shareholders’ equity increased $1.806 million or 2.5% from $72.919 million at December 31, 2009 to $74.725 million at December 31, 2010.  Similarly, the Bank’s tier 1 leverage ratio, tier 1 risk-based capital ratio and total risk based capital ratio increased to 8.45%, 13.22% and 14.48%, respectively, for the period ended December 31, 2010, as compared to 7.72%, 11.34% and 12.59%, respectively, for the period ended December 31, 2009.

The credit quality of our loan portfolio weakened during 2010.  Most notably, the level of nonperforming loans, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans, increased $7.080 million or 55.0% during 2010, from $12.880 million at December 31, 2009 to $19.960 million at December 31, 2010.  At December 30, 2010, the total nonperforming loans as a percentage of total loans outstanding were 3.82%.  This compares to 2.19% at December 31, 2009. Of the $19.960 million of nonperforming loans, 99.4% or $19.833 million was classified as nonaccrual.  In total, at December 31, 2010 we classified 94 loans to 72 borrowers or group of related borrowers as nonaccrual.  This included 6 borrowers with total indebtedness to us in excess of $1.0 million, as nonaccrual.

We monitor our liquidity position on a regular basis and do not unduly rely on the wholesale credit markets for our funding.  The substantial majority of our funding is provided through customer deposits. Although liquidity remained strong throughout 2010, we were advised by two of our correspondent banks that our line of credit was terminated due to the Bank’s Formal Agreement with OCC and the related “troubled condition” status.  In particular, one of our correspondent banks provided a $12.0 million unsecured overnight demand borrowing facility that could be accessed upon request.  Although the line was rarely utilized the correspondent bank provided notice that the facility was no longer available.  Secondly, we maintained a credit facility with a broker deposit network that would allow us to purchase brokered deposits up to 10% of the Bank’s total assets, approximately $90 million.  This facility was terminated upon announcement of our Formal Agreement with the OCC.  For these reasons, we maintained greater amounts of overnight funds at the Federal Reserve Bank of New York throughout 2010.  We maintained adequate amounts of liquidity to fund our business operations throughout 2010 and expect this condition to be maintained throughout 2011.

Asset Composition
Our assets are comprised of earning and nonearning assets.  Earning assets include our investment securities, performing loans, interest-bearing deposits at other banks and federal funds sold.  Nonearning assets include OREO and other assets acquired as the result of repossession or foreclosure, facilities, equipment, goodwill and other intangibles, noninterest bearing deposits at other banks and cash.  We generally maintain approximately 92% to 96% of our total assets in earning assets.  The average earning assets to average total assets ratio for the twelve-month period ended December 31, 2010 was 95.4%, as compared to 96.3% for the twelve-month period ended December 31, 2009.  During 2010 the composition of our earning assets changed moderately.  In particular, in connection with our plan to deleverage the Company’s balance sheet, lower our credit risk profile and improve our regulatory capital ratios, we reduced the average outstanding balance of our loan portfolio throughout 2010, increased the average outstanding balance in interest bearing deposits at other banks to improve on balance sheet liquidity (our overnight cash position) and increased the average outstanding balance of our investment securities portfolio including trading, available-for-sale, held-to-maturity and other investments.  The earning asset composition table below summarizes the Company’s primary earning asset composition for the twelve-month periods ended December 31, 2010 and 2009.

30-K

Index

Earning Asset Composition Table:

	2010		2009
	Average Outstanding Balance	Percent of Average Total Assets	Average Outstanding Balance	Percent of Average Total Assets

	(in thousands)
Average total assets	$915,642		$931,471
Average earning assets	873,579	95.4%	896,548	96.2%
Average overnight funds ¹	39,182	4.3%	28,230	3.0%
Average loans outstanding	558,911	61.0%	598,359	64.2%
Average investment securities outstanding	275,486	30.1%	269,959	29.0%

¹ Includes interest bearing bank balances and federal funds sold.

Total Assets
Total assets decreased $37.547 million or 4.1% between December 31, 2010 and December 31, 2009.  At December 31, 2010 total assets were $869.386 million.  This compares to total assets of $906.933 million at December 31, 2009.  During 2010, we tempered our asset growth plan and actively deleveraged the Company.  This entailed targeting strategic reductions in the Company’s total deposits and borrowings in concert with decreases in selected asset categories, namely loans, particularly those with higher credit risk characteristics.  The deleveraging plan was executed in an effort to mitigate credit risk and increase the Bank’s regulatory capital ratios in light of weaker asset quality and challenging economic conditions.  By contrast, total assets increased $131.194 million or 16.5% during 2008 due to our expansion into new markets throughout the central and upstate New York marketplace and company-wide focus on growth.  During 2010, deposit liabilities decreased $37.293 million or 4.9%, from $753.740 million at December 31, 2009 to $716.447 million at December 31, 2010.  On a combined basis, short-term and long-term borrowings also decreased $1.657 million or 2.3% between December 31, 2009 and December 31, 2010.  Our short-term borrowings consist of overnight repurchase agreements between the Bank and its business customers.  We attribute this decrease to a reduction in our business customers’ working capital levels, and to a lesser extent, interest rates paid on our repurchase agreements.

Investment Securities
Our investment securities portfolio consists of trading, available-for-sale, and held-to-maturity securities.  The following table summarizes our trading, available-for-sale, and held-to-maturity investment securities portfolio for the periods indicated.

Summary of Investment Securities:

	At December 31,
	2010		2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Trading¹:	$1,030	$1,068	$1,194	$1,165	$1,391	$1,155

Available-for-sale:
Obligations of States and Political Subdivisions	$10,841	$11,010	$32,872	$32,956	$36,205	$36,776
Mortgage-Backed Securities	194,509	192,439	139,192	140,268	176,116	178,828
Corporate Securities	-	-		-	1,047	1,012
Equity Securities	1,333	1,333	78	78	128	128
Total Available-for-Sale	$206,683	$204,782	$172,142	$173,302	$213,496	$216,744

Held-to-maturity:
Obligations of States and Political Subdivisions	$9,200	$9,405	$14,407	$14,678	$13,961	$14,146
Mortgage-Backed Securities	53,761	54,628	54,984	55,469	30,493	30,863
Total Held-to-Maturity	$62,961	$64,033	$69,391	$70,147	$44,454	$45,009

¹	These securities are held by the Company for its non-qualified Executive Deferred Compensation plan.

31-K

Index

Between December 31, 2009 and December 31, 2010, our total investment securities portfolio (including trading, available-for-sale, and held-to-maturity) increased $24.953 million or 10.2%.  During 2010 we received proceeds from sales, maturities and calls of securities totaling $240.956 million, versus new purchases of $265.379 million.  Throughout 2010, we actively reduced the total assets as part of our plan to deleverage the Company and increase our regulatory capital ratios.  This included a reduction in loans to mitigate credit risk, as well as selling significant portions of our available-for-sale investment securities portfolio and realizing gains to increase net income and our regulatory capital levels.  On a net basis, including purchases, sales and changes in fair value due to changes in market interest rates, the fair value of our available-for-sale securities portfolio increased $31.480 million or 18.2% during 2010, from $173.302 million at December 31, 2009 to $204.782 million at December 31, 2010.

The estimated fair value of the investment portfolio is largely dependent upon the interest rate environment at the time the market price is determined.  As interest rates decline, the estimated fair value of bonds generally increases, and conversely, as interest rates increase, the estimated fair value of bonds generally decreases.  At December 31, 2010, the net unrealized loss on the available-for-sale investment securities portfolio was $1.900 million.  By comparison, at December 31, 2009, the net unrealized gain on the available-for-sale investment securities portfolio was $1.160 million.

During 2010 we continued to maintain a concentration in mortgage-backed securities.  These included both mortgage pass-through securities and collateralized mortgage obligations.  At the end of 2010, our mortgage-backed securities portfolio comprised 91.6% of the carrying value of our investment securities portfolio.  This compares to 80% at the end of 2009.  Approximately 48.5% of our mortgage-backed securities were backed by the full faith and credit of the U.S. Government through a GinnieMae guarantee.  The remaining 51.5% of our mortgage-backed securities portfolio was guaranteed by Fannie Mae and Freddie Mac.  We did not hold any private label securities at December 31, 2010.

Although all of our mortgage-backed securities were guaranteed by U.S. Government Agencies and U.S. Government Sponsored Enterprises, they are susceptible to prepayment risk.  For example, if residential mortgage interest rates dropped significantly, the yield on our mortgage-backed securities would likely decline.  When mortgage rates are low, homeowners often refinance their existing mortgage loans or purchase new homes.  This increases the amount of principal payments we receive on our mortgage-backed securities, which, in turn, increases the amount of net amortization expense we record as an offset to interest income, thereby decreasing the yield on these securities.

The overall credit quality of our debt securities is strong.  At December 31, 2010, 99.6% of the securities held in our available-for-sale and held-to-maturity investment securities portfolios (excluding notes issued directly by the Bank to local municipalities) were rated “A” or better by Moody’s credit rating services and 96.2% were rated “AAA.”  This compares to 99.6% and 89.4%, respectively, at December 31, 2009.

Although the economic recession of 2010 has negatively affected the financial strength of most states and municipalities, the credit quality of our municipal bond portfolio remained strong at December 31, 2010. We purchase our municipal securities based on the underlying creditworthiness of the issuing municipality and have not relied on the insurance enhancement attached to the security.  The following table summarizes the amounts at their par value and associated credit rating on our municipal securities portfolio.

Obligations of States and Political Subdivisions (Municipal Bonds) Credit Quality Table:

December 31, 2010
AAA1		AA1		A1		Not Rated	Total
Uninsured / Unenhanced	Insured / Enhanced	Uninsured / Unenhanced	Insured / Enhanced	Unenhanced	Enhanced	Unenhanced
(in thousands)
$5,585	$-	$1,165	$7,905	$-	$480	$315	$15,450
36.10%	0.00%	7.50%	51.20%	0.00%	3.10%	2.00%

Total AAA	$5,585	Total AA	$9,070	Total A	$480
	36.10%		58.70%		3.10%
¹ Moody’s ratings

The following table sets forth information regarding the carrying value, weighted average yields and anticipated principal repayments of the Bank’s investment securities portfolio as of December 31, 2010.  All amortizing security principal payments, including collateralized mortgage obligations and mortgage pass-through securities, are included based on their expected average lives.  Callable securities, primarily callable agency securities and municipal bonds are assumed

32-K

Index

to mature on their maturity date.  Available-for-sale securities are shown at fair value.  Held-to-maturity securities are shown at their amortized cost.  The yields on debt securities shown in the table below are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2010.  Yields on obligations of states and municipalities exempt from federal taxation were not tax-effected.

Investment Securities Maturity Table:

	At December 31, 2010
	In One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(in thousands)
Obligations of States and Political Subdivisions	$4,819	3.78%	$9,544	3.71%	$3,366	4.21%	$2,480	4.75%	$20,209	3.94%
Mortgage-Backed Securities	7,090	4.68%	178,132	3.17%	60,979	3.12%	-	0.00%	246,201	3.20%
Total securities¹	$11,909	4.32%	$187,676	3.20%	$64,345	3.18%	$2,480	4.75%	$266,410	3.26%

¹	This table excludes trading securities totaling $1.068 million and equity securities totaling $1.333 thousand at December 31, 2010.

At December 31, 2010, the approximate weighted average life for all of the Bank’s available-for-sale and held-to-maturity debt securities was 4.7 years.  By comparison, at December 31, 2009 the approximate weighted average life for the Bank’s available-for-sale and held-to-maturity debt securities was 3.7 years.  These estimates: (i) were provided by a third party investment securities analyst and are used to provide comparisons with other companies in the banking industry, (ii) are based upon the projected cash flows (to the most likely call date) of our investment securities portfolio taking into consideration the unique characteristics of the individual securities held by us, and (iii) may fluctuate significantly from period to period due to our concentration in mortgage-backed securities.  The increase in the weighted average life of the portfolio between the comparable periods was principally due to decreases in both anticipated cash flows from our mortgage-backed securities portfolio and expected calls of municipal securities.  Between December 31, 2009 and December 31, 2010, we received proceeds totaling $240.956 million from principal payments and prepayments of the available-for-sale and held-to-maturity investment securities portfolio and sales of the available-for-sales security portfolio; and purchased new securities totaling $265.649 million.  Throughout 2010, we sold available-for-sale securities to generate realized gains to improve our regulatory capital ratios.  These proceeds were used to purchase new securities, generally with longer average lives than the securities sold.

Other Investments
At December 31, 2010 we held $5.744 million of non-marketable equity securities including: $3.682 million in FHLBNY stock; a $1.833 million equity interest in a small business investment company, Meridian Venture Partners II, L.P; $165 thousand of Federal Reserve Bank of New York stock; $35 thousand in New York Business Development Corporation stock; and $29 thousand in a small title insurance agency.  By comparison, at December 31, 2009, the estimated fair value of our nonmarketable equity securities totaled $5.941 million.  We decreased our capital stock in the FHLBNY from $3.881 million at December 31, 2009 to $3.683 million at December 31, 2010, a $198 thousand decrease.

Interest Bearing Balances with Banks and Federal Funds Sold
Interest bearing balances with (other) banks and federal funds sold are the assets that we generally rely on to meet our daily funding needs.  Prior to 2009, in the normal course of our business, we primarily sold and purchased federal funds to and from other banks to meet these funding needs.  We only sold federal funds to well-capitalized banks that carried strong credit ratings because federal funds sold are generally an unsecured obligation of the counterparty.  Due to the global financial crisis in the second half of 2008 and related tightness in the inter-bank credit markets, during the fourth quarter of 2008 the Federal Reserve Banks announced a program whereby they would begin to pay interest on members’ required and excess reserves.  Due to the safety of the Federal Reserve Bank of New York, we began leaving most of our excess reserves on deposit at the Federal Reserve Bank of New York, in lieu of selling unsecured federal funds to other commercial banks.  These excess reserves were classified as interest bearing balances with banks.  On a combined basis, at December 31, 2010 we held $20.560 million in interest bearing balances at other banks and federal funds sold, versus $24.039 million at December 31, 2009.  Due to significant volatility in our daily overnight funds position it is most appropriate to compare our average outstanding balances in these categories.  During 2010 our average overnight funds position, including federal funds sold and interest bearing balances at other banks, was $39.182 million or 4.3% of average total assets.  By comparison, during 2009 our average overnight funds position was $28.230 million or 3.0% of average total assets.  During 2010, management slightly increased its target level of available overnight funds due to the anticipated reduction in its available lines of credit.

33-K

Index

Loan Portfolio
General.  During 2010 our total loans outstanding decreased significantly.  The average outstanding balance of our loan portfolio was $558.418 million during 2010, as compared to $597.762 million during 2009, a $39.344 million or 6.6% decrease.  Similarly, total period-end loans decreased $64.821 million or 11.0%, from $587.237 million at December 31, 2009 to $522.416 million at December 31, 2010.  During 2007, we adopted a strategic plan that focused the Company’s resources on increasing earning assets by acquiring new lines of business and expanding our geographic markets into more populated and growing regions of upstate and central New York State.  In line with this strategy, in 2007 we acquired Provantage, a New York State licensed mortgage bank located in Saratoga County, New York.  In 2008 we established a representative loan production office in Cicero, New York (Onondaga County) and hired several experienced commercial and residential mortgage lenders.  We also aggressively marketed our small business, consumer, and residential mortgage loans in both our core rural markets and more densely populated markets, including Johnson City, New York (Broome County) and Kingston, New York (Ulster County).  These efforts resulted in substantial growth in our total loans outstanding.  Although we generated significant increases in interest income due to an increase in the volume of loans outstanding, we began to experience deterioration in most of our credit quality measures in early 2009 related, in part, to the slowing economy and its effect on our borrowers.  Accordingly, we modified our strategic plan during the first quarter of 2009.  In particular, we focused our resources on strategies to mitigate credit risk and raise our regulatory capital ratios in light of the economic recession and the deteriorating credit quality of the loan portfolio, including tighter lending standards and reducing our exposure to loans with unfavorable credit characteristics. This strategy, coupled with weak demand resulted in a substantial decrease in our loan balances outstanding during 2010.

The following table summarizes the composition of our loan portfolio over the prior five-year period.

Distribution of Loans Table:

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Residential real estate ¹	$171,072	32.70%	$177,720	30.30%	$171,061	29.30%	$127,113	28.60%	$117,815	29.00%
Commercial real estate	211,836	40.50%	240,823	41.00%	229,867	39.40%	161,071	36.20%	152,128	37.40%
Commercial ²	84,643	16.20%	93,928	16.00%	99,397	17.00%	83,622	18.80%	74,033	18.20%
Consumer	54,865	10.50%	74,766	12.70%	83,536	14.30%	73,299	16.50%	62,944	15.50%
Total loans	$522,416	100.00%	$587,237	100.00%	$583,861	100.00%	$445,105	100.00%	$406,920	100.00%

Less:
Allowance for loan losses	(9,657)		(8,622)		(7,564)		(6,977)		(6,680)
Net loans	$512,759		$578,615		$576,297		$438,128		$400,240

¹	Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans. Excludes residential mortgage loans held for sale.
²	Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States.

During 2010 the amount of commercial real estate originations and balances decreased significantly as we focused our resources on reducing our credit exposure to the commercial real estate market.  At December 31, 2010, our commercial real estate loan portfolio balances were $211.836 million, representing 40.5% of our total loan portfolio.  This compares to $240.823 million in commercial real estate loan balances outstanding at December 31, 2009, a $28.987 million or 12.0% decrease in commercial real estate loans outstanding between the periods.  Trends were similar for our commercial loan portfolio.  Outstanding loan balances in the portfolio decreased from $93.928 million at December 31, 2009 to $84.643 million at December 31, 2010, a $9.285 million or 9.9% decrease between the periods.

During 2009, we tightened our underwriting standards for consumer lending, principally installment-type loans secured by new and used automobiles, due to increased loan charge-off levels and challenges posed by the economic recession.  These underwriting standards coupled with strong interest rate competition in our primary market area during 2010 resulted in a $19.901 million or 26.6% decrease in consumer loans outstanding between December 31, 2009 and December 31, 2010.  The substantial majority of our consumer loans outstanding are indirect loans originated through automobile dealerships located in our central and upstate New York markets.  At December 31, 2009, our indirect automobile loan portfolio was comprised of 5,382 accounts, totaling $55.582 million.  This compares to 4,307 accounts

34-K

Index

totaling $39.394 million at December 31, 2010, a 20.0% net decrease in accounts and a 29.1% net decrease in indirect automobile loans outstanding.

Although the balances in our residential real estate portfolio decreased moderately between December 31, 2009 and December 31, 2010, our residential real estate lending practices remained largely unchanged resulting in a slight increase in the portfolio as a percentage of loans outstanding.  Residential real estate loans comprised 32.7% of our total loan portfolio at December 31, 2010, as compared to 30.3% at December 31, 2009. At December 31, 2009, the outstanding balance of our residential mortgage portfolio was $177.720 million.  This compares to $117.815 million at December 31, 2006, a $53.257 million or 45.2% net increase over the four-year period since the acquisition of Provantage.

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

Loan Maturity Table:

	Within One Year	One Through Five Years	More Than Five Years	Total
	(in thousands)
Residential Real Estate	$3,079	$24,660	$143,332	$171,071
Commercial Real Estate	9,976	22,414	179,446	211,836
Commercial	38,247	15,744	30,653	84,644
Consumer	4,321	43,657	6,887	54,865
Total Loans Receivable	$55,623	$106,475	$360,318	$522,416

The following table sets forth fixed and adjustable rate loans with maturity dates after December 31, 2010.

Table of Fixed and Adjustable Rate Loans:

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(in thousands)
Residential Real Estate	$121,273	$46,719	$167,992
Commercial Real Estate	119,695	82,165	201,860
Commercial	35,960	10,437	46,397
Consumer	48,819	1,725	50,544
Total Loans	$325,747	$141,046	$466,793

Commitments and Lines of Credit.  Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing standby and commercial letters of credit is essentially the same as that involved in extending loans to customers.  Since most of the standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2010 and December 31, 2009, standby and commercial letters of credit totaled $10.165 million and $13.451 million, respectively.  At December 31, 2010 and December 31, 2009, the fair value of the Bank’s standby letters of credit was not significant.  The following table summarizes the expirations of our standby and commercial letters of credit as of December 31, 2010.

35-K

Index

Standby and Commercial Letters of Credit Expiration Table:

Commitment Expiration of Standby Letters of Credit
(in thousands)
Within one year	$222
After one but within three years	3,617
After three but within five years	5,785
Five years or greater	541
Total	$10,165

In addition to standby letters of credit, we have issued lines of credit and other commitments to lend to our customers.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  These include home equity lines of credit, commitments for residential and commercial construction loans, commercial letters of credit, and other personal and commercial lines of credit.  At December 31, 2010 and 2009, we had outstanding unfunded loan commitments of $75.009 million and $96.859 million, respectively, representing a $21.850 million or 22.6% decrease.  The significant decrease in the unfunded loan commitments was primarily due to a decrease in the unused commitments on lines of credit for our commercial borrowers.

Asset Quality and Risk Elements
General.  We use several measures to determine the overall credit quality of our loan portfolio, including the level of delinquent loans (those 30 to 89 days delinquent, excluding nonperforming loans), the level of nonperforming loans, the level of impaired loans, the level of potential problem loans, and the dollar amount and type of loan charge-offs we experience.

The overall credit quality of the loan portfolio weakened between December 31, 2009 and December 31, 2010.  During the first half of 2010, in particular, we experienced a significant increase in the level of nonperforming loans, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and troubled debt restructured loans.  Although the level of nonperforming loans decreased during the fourth quarter of 2010, as compared to the third quarter, the level remained elevated based on our historical experience.  Similarly, during 2010, we recorded $2.790 million or 0.50% in net charge-offs based on average loans outstanding.  This level is high based on our historical experience and compares to $2.412 million or 0.42% in net charge-offs in 2009.

Conversely, throughout 2010 we focused our resources on reducing the Bank’s level of problem loans.  These efforts were successful in reducing the level of potential problem loans in 2010, particularly in the second half of the year.  Similarly, due a concentrated focus on problem loan mitigation, the level of loans 30 to 89 days delinquent decreased between December 31, 2009 and December 31, 2010 and remained relatively low throughout 2010.

The following narrative provides summary information and describes our experience regarding each of the quality and risk elements of our loan portfolio.

Delinquent Loans.  At December 31, 2010, we had $2.442 million of loans that were 30 to 89 days past due (excluding nonperforming loans).  This equaled 0.47% of total loans outstanding.  By comparison, at December 31, 2009 we had $8.469 million of loans that were 30 to 89 days past due (excluding nonperforming loans).  This equaled 1.44% of total loans outstanding.  Throughout 2010, we focused the Bank’s resources on problem credit identification and mitigation, including past due loan payment collection.  These collection efforts allowed us to maintain low levels of delinquency.  In addition due to strong problem credit identification efforts, several large borrowers, particularly loans to large commercial real estate borrowers with moderate delinquency history were classified to nonaccrual status, resulting in small number of borrowers in 30 to 89 day delinquent status.

Nonaccrual, Past Due and Restructured Loans.  The following chart sets forth information regarding nonperforming assets for the periods stated.

36-K

Index

Table of Nonperforming Assets:

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Loans in Nonaccrual Status:
Residential Real Estate	$1,769	$702	$439	$895	$450
Commercial Real Estate	17,045	9,843	4,516	4,341	1,626
Commercial	925	1,568	843	843	271
Consumer	94	36	47	7	-
Total Nonaccruing Loans	19,833	12,149	5,845	6,086	2,347
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	127	731	1,366	50	182
Troubled Debt Restructured Loans	-	-	-	-	-
Total Nonperforming Loans	19,960	12,880	7,211	6,136	2,529
Other Real Estate Owned ¹	1,912	1,684	158	247	103
Total Nonperforming Assets	$21,872	$14,564	$7,369	$6,383	$2,632
Total Nonperforming Assets as a Percentage of Total Assets	2.52%	1.61%	0.80%	0.80%	0.35%
Total Nonperforming Loans as a Percentage of Total Loans	3.82%	2.19%	1.24%	1.38%	0.62%

¹
Includes only properties and assets acquired through in-substance foreclosure, voluntary deed transfer, legal foreclosure or similar proceedings.  Excludes properties acquired by the Company for its own development.

Total nonperforming loans, including nonaccrual loans and loans 90 days or more past due and still accruing interest, increased from $12.880 million at December 31, 2009 to $19.960 million at December 31, 2010, a $7.080 million or 55.0% increase between the periods.  During 2010, we transferred several large commercial real estate loans that were previously identified as potential problems loans into nonaccrual status.  The weakened state of the regional economy has impaired our borrowers’ ability to meet their debt obligations with us and their other creditors, leading to delinquent tax payments, loan covenant violations and doubts as to the borrower’s ability to continue to make scheduled principal and interest payments.  More specifically, many of these borrowers have experienced significant operating difficulties, including, but not limited to, increased levels of vacancy, lower than expected rental payments, slower than expected property rental absorption rates or stalled construction efforts causing them to violate the debt service coverage ratio requirements and / or other financial covenants we place on them as a condition of the loan. The nonperforming loan chart below provides a historical summary of our nonperforming loans over the last eight quarters.

Nonperforming Loan History:

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in thousands)
Total Nonperforming Loans	$19,960	$23,736	$22,429	$14,018	$12,880	$12,108	$12,016	$7,166
Change in Nonperforming Loans from Prior Quarter-End	(3,776)	1,307	8,411	1,138	772	92	4,850	45
Total Nonperforming Loans as a Percentage of Total Loans	3.82%	4.39%	4.01%	2.43%	2.19%	2.03%	1.98%	1.19%

Several borrowers, although not delinquent in their payments to us, were past due on their property tax obligations providing us reasonable doubt as to whether or not they could continue to service all of their debt obligations.  We also have several borrowers within our nonperforming loan pool who have defaulted on various provisions of their loan agreement with us, including, but not limited to providing us with copies of their most recent federal tax returns, periodic financial statements, certified rent rolls or other operational performance information, which allow us to monitor their creditworthiness.  We have classified several of the loans to these borrowers to nonperforming status and are actively pursuing our legal remedies on a case-by-case basis, including foreclosure proceedings.  Although the level of nonperforming assets has increased significantly between December 31, 2009 and December 31, 2010, only 28.1% of the total outstanding balances at December 31, 2010 were 90 or more days past due.  The nonperforming loans past due status table below summarizes the amount and percent of nonperforming loans by past due status at December 31, 2010.

37-K

Index

Nonperforming Loans Past Due Status Table:

	December 31, 2010
	Outstanding
	Balance	Percent
	(in thousands)
Less than 30 Days Past Due	$9,360	46.89%
30 - 89 Days Past Due	4,986	24.98%
90 + Days Past Due	5,614	28.13%
Total Nonperforming Loans	$19,960	100.00%

Impaired Loans.  The following table provides information on impaired loans for the periods presented:

	As of and for the Year Ended December 31,
	2010	2009
	(in thousands)
Impaired Loans	$19,674	$12,957
Allowance for Impaired Loans	1,421	721
Average Recorded Investment in Impaired Loans	20,333	12,171

The level of impaired loans increased from $12.957 million at December 31, 2009 to $19.674 million at December 31, 2010.  In spite of the significant increase in total impaired loans, only $4.713 million of the impaired loans required specific reserve allocations totaling $1.421 million.  By comparison, at December 31, 2009, $5.844 million of the impaired loans had a specific allowance for loan loss reserve allocation of $721 thousand.  Although the specific reserve allocations increased $700 thousand between periods, the allowance for impaired loans only represented 7.2% of total impaired loans at December 31, 2010. We attribute these low specific reserve allocations to management’s general practice of obtaining strong collateral positions in the loans it originates.

In spite of the relatively low levels of specifically identified reserves for impaired loans at December 31, 2010, we recognized that the fair value of the collateral we hold against our borrowers’ loans, including commercial real estate, can deteriorate rapidly as the determinations of value often rely on the income potential of the underlying property.  In addition, it is common for borrowers experiencing operating difficulties to defer maintenance of the property we hold as collateral leading to significant physical deterioration.  Also, a general awareness in the regional real estate markets that a particular property is experiencing difficulties, such as increased tenant vacancy rates and the potential for a bank foreclosure, can accelerate the devaluation of a property.  For this reason, we may need to continue to record large amounts of provision for loan losses for several quarters prospectively to maintain the allowance for loan losses at levels adequate to absorb probable and estimable losses, particularly if the level of nonperforming loans and anticipated losses on those loans increase.

OREO and Repossessed Assets.  OREO and repossessed assets consists of real estate and other property formerly pledged as collateral on loans that have been acquired by us through foreclosure proceedings or repossession, as well as, real estate properties acquired by us through an acceptance of a deed in lieu of foreclosure.  OREO is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell.  Between December 31, 2009 and December 31, 2010, we recorded a $228 thousand net increase in our OREO.  At December 31, 2010, the OREO portfolio totaling $1.913 million consisted of six properties, including two residential properties and four commercial properties.  One of the commercial properties with a carrying value of $562 thousand was under contract to be sold and is expected to close in the first quarter of 2011.  We anticipate that the Bank’s OREO portfolio will increase during 2011, as we have fifteen nonaccrual loans with a carrying amount of $8.552 million in various stages of foreclosure at December 31, 2010.

Potential Problem Loans.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and  may result in disclosure of such loans as nonperforming at some time in the future.  Potential problem loans are typically loans classified by our loan rating system as “substandard,” but are performing.  Potential problem loans may fluctuate significantly from period to period due to a rating upgrade of loans previously classified as substandard or a rating downgrade of loans previously carried in a less risky credit classification, particularly those with balances in excess of $1.000 million. At December 31, 2010, we have

38-K

Index

identified through normal credit review procedures potential problem loans totaling $8.597 million or 1.6% of total loans outstanding.  By comparison, at December 31, 2009, potential problem loans totaled $24.866 million or 4.2% of total loans outstanding.  This represents a $16.269 million decrease in potential problem loans between December 31, 2009 and December 31, 2010.  We generally attribute the decrease in potential problem loans to the credit work-out efforts put forth by management in 2010.  In addition, several loans that were classified as potential problem loans in previous periods were transferred to nonaccrual status during 2010.  We cannot predict economic conditions or other factors that may impact each potential problem loan.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for loan losses.

Due to these increased levels of credit risk in our loan portfolio during 2010, we are proactively and continually managing our credit relationships with borrowers.  This includes monitoring our borrowers’ financial condition, particularly those exhibiting weak or deteriorating creditworthiness, evaluating the collateral values on collateral-dependent loans, obtaining additional collateral and, when necessary, providing forbearance for borrowers or restructuring loans when we believe it is in our best interest.  In addition, we have implemented several new systems and procedures to improve credit monitoring, hired and trained asset quality staff members and amended our loan policies to mitigate further deterioration in asset quality.  Although we believe our credit risk mitigation strategies have been effective, there are no assurances that our overall credit quality will improve over coming quarters.

Loan Concentrations.  We classify our loan portfolio by collateral type and industry to determine and monitor the level of our loan concentrations.  We generally consider industry concentrations to exist when the total loan obligations (outstanding loans and unfunded commitments) to the industry exceed 25% of the Bank’s total risk-based capital.  The Bank’s total risk-based capital at December 31, 2010 was $81.947 million, which established our industry concentration threshold at $20.487 million.  At December 31, 2010 the bank no longer had reportable concentrations in three specific categories, Healthcare, Residential Care Facilities and Finance.  In addition, our policy on loan concentrations targets maximum industry concentration at 50% of the Bank’s total risk-based capital or $40.974 million at December 31, 2010.    We also review the geographic concentration and economic trends within each industry concentration to further segment and analyze the risk.

Furthermore, the OCC generally considers construction and development loans in excess of 100% of the Bank’s risk-based capital and nonowner occupied commercial real estate loans, including multi-family and construction and development, in excess of 300% of the Bank’s risk-based capital ($244.491 million at December 31, 2010) to be concentrations of credit.  We did not exceed either of the OCC benchmarks during 2010 and actively monitor our portfolio diversification by loan-type, as well as industry type.  The following narrative summarizes our concentrations of credit.

At December 31, 2010 our outstanding loan and unfunded commitments to nonowner occupied commercial real estate borrowers, as defined in regulatory guidance, totaled $162.036 million or 198% of total risk-based capital.  Although non-owner occupied commercial real estate loans have been identified by the OCC as a higher risk loan type than owner occupied commercial real estate, our historical experience has shown these loan types display similar risks, when dealing with classified credits.  Between December 31, 2009 and December 31, 2010 the level of delinquent loans, nonperforming loans and potential problem loans secured by owner and nonowner occupied commercial real estate have increased markedly due to difficult economic conditions.  Commercial real estate secured delinquent loans 30 to 89 days past due (excluding nonperforming loans) decreased from $4.692 million or 1.9% of commercial real estate loans outstanding at December 31, 2009 to $841 thousand or 0.4% of commercial real estate loans outstanding at December 31, 2010; primarily due to the downgrading of several loans less than 90 days past due to nonaccrual status.  Nonperforming commercial real estate loans increased from $6.716 million or 2.8% of commercial real estate loans outstanding at December 31, 2009 to $17.045 million or 8.05% of commercial real estate loans outstanding at December 31, 2010.  Accordingly, we closely monitor the financial condition of borrowers whose loans are secured by commercial real estate.

Due to continued weak economic conditions, the bank continued to employ a strategy of not proactively seeking new construction and development loans.  This decreased aggregate outstanding loan balances and unfunded commitments from $24.538 million or 31.5% of the Bank’s total risk-based capital at December 31, 2009 to $12.431 million or 15.17% of the Bank’s total risk-based capital at December 31, 2010.  These levels are well within the 100% of risk-based capital benchmark established by the OCC.  Nonperforming construction and development loans outstanding at December 31, 2010 totaling $925 thousand were comprised of loans to three borrowers, as compared to $3.604 million nonperforming construction and development loan balances at December 31, 2009.  Accordingly, we closely monitor the progress of construction and the financial condition of borrowers whose loans are secured by undeveloped or underdeveloped commercial real estate.

At December 31, 2010 we had 80 loans with $33.600 million in total loan obligations to borrowers who operate in the automotive and other vehicle dealership industry.  The total loan obligations to this industry sector represented 41.0% of

39-K

Index

the Bank’s total risk-based capital and consisted of more than 40 borrowers whose primary revenue is derived from the retail sale and servicing of new and used motor vehicles, motorcycles, commercial and/or recreational vehicles.  Loans to this industry consist of commercial real estate mortgages, equipment financing, working capital lines of credit, and inventory lines (dealer floor plans).  We maintained 21 dealer floor plan lines within this portfolio totaling $18.370 million, $13.970 million of which was outstanding at December 31, 2010.  Due to the significant risk posed by dealer floor plan lending, management monitors the dealer floor plan loans by conducting inventory reviews on a monthly basis.  At December 31, 2010, there were 5 loans to 4 borrowers within the automotive and other vehicle industry concentration with $337 thousand in aggregate loan obligations outstanding that were classified as substandard.  Consumer demand for new and used automobiles and recreational vehicles can vary significantly from period to period due to a variety of factors including, but not limited, to consumer spending, employment, inflation and fuel prices.  In addition, changes in market interest rates can affect consumer demand and inventory carrying costs.  We monitor these factors and adjust our lending policies and practices to borrowers in this sector in an effort to mitigate credit risk.

At December 31, 2010, we had 57 loans with $29.814 million in total loan obligations or 36.38% of the Bank’s total risk-based capital to borrowers who operate in the lodging industry, including hotels, motels, bed and breakfast inns, and a limited number of campgrounds and boarding houses.  At December 31, 2010 the loans to this industry sector were comprised of more than 35 borrowers (including related entities).  The single largest borrower has $5.432 million in total loans outstanding on 6 separate motel properties.  Another 9 individual borrowers have loans exceeding $1.000 million.  The lodging properties that we finance are geographically dispersed throughout our market area and the broader statewide region.  Many of these properties, however, are dependent upon tourism and have a seasonality that peaks in July and August.  In addition, the lodging industry, particularly the luxury segment, is affected by personal income, employment levels and corporate profits, all of which continued to experience economic difficulties during 2010.  At December 31, 2010, $28.050 million of these loans were deemed to be of acceptable risk (“pass-rated”) by our management, with no delinquency noted.  Four loans in the hotel/motel sector with an outstanding balance of $1.740 million were risk rated as substandard at December 31, 2010 due to insufficient cash flow generated by the operations of the business.

Although we have not identified “strip malls” as its own industry classification, and therefore, not subject to our single industry concentration limit, we have identified $30.897 million of total loan obligations to borrowers in this sector at December 31, 2010.  Within this sector, $3.212 million in loans outstanding to 2 borrowers were classified as substandard.

At December 31, 2010, we had 18 borrowers whose total loan obligations were equal to or exceeded $4.097 million or 5.0% of our total risk-based capital.  In aggregate, these borrowers’ total loan obligations were $98.525 million comprised of $85.416 million in outstanding loans and $13.109 million in unfunded commitments.  Although these large relationships were dispersed among borrowers who operate in various industries, the decline in the financial condition of one or more of our large borrowers could significantly impact the credit quality of our loan portfolio.

Summary of Loss Experience (Charge-Offs) and Allowance for Loan Losses.  The following table sets forth the analysis of the activity in the allowance for loan losses, including charge-offs and recoveries, for the periods indicated.

40-K

Index

Analysis of the Allowance for Loan Losses Table:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance at beginning of year	$8,622	$7,564	$6,977	$6,680	$6,640
Charge-offs:
Residential real estate	335	2	37	109	56
Commercial real estate	1,849	1,660	87	120	2
Commercial	377	160	234	216	1,161
Consumer	1,014	1,378	1,028	721	887
Total charge-offs	3,575	3,200	1,386	1,166	2,106
Recoveries:
Residential real estate	42	8	104	22	31
Commercial real estate	251	73	43	105	73
Commercial	71	64	41	137	143
Consumer	421	543	255	299	339
Total recoveries	785	688	443	563	586
Net charge-offs	2,790	2,512	943	603	1,520
Provision for loan losses	3,825	3,570	1,530	900	1,560
Balance at end of year	$9,657	$8,622	$7,564	$6,977	$6,680
Ratio of net charge-offs during the year to average loans outstanding during the year	0.50%	0.42%	0.19%	0.14%	0.38%
Allowance for loan losses to total loans	1.85%	1.47%	1.30%	1.57%	1.64%
Allowance for loan losses to non-performing loans	48%	67%	105%	114%	264%

We recorded $2.790 million in net charge-offs on loans during 2010.  Based on $558.418 million of average loans outstanding during 2010, this represents 0.50% in net charge-offs.  By comparison, during 2009 we recorded $2.512 million in net charge-offs or 0.42% on average loans outstanding totaling $597.762 million.  During 2010, we experienced a significant amount of net charge-offs on loans secured by commercial real estate.  Net charge-offs on commercial real estate loans were $1.598 million during 2010, representing 57.3% of the net charge-offs recorded during the year.  The weak national and regional economy negatively affected the operating cash flows of many businesses and industries, including most sectors of the commercial real estate market.  The operating performance of a significant number of our commercial real estate borrowers continued to weaken during 2010 causing significant increases in nonperforming loans and ultimately charge-offs.

Net charge-offs on consumer loans decreased from $835 thousand in 2009 to $593 thousand in 2010, a $242 thousand or 29.0% decrease. We attribute the decrease in net charge-offs on consumer loans to the more restrictive lending standards established during 2008 and the general decrease in the level of consumer loans outstanding. Net charge-offs on consumer loans as a percent of average consumer loans outstanding totaled 0.87% during 2010, versus 1.01% during 2009.

Although net charge-offs on residential mortgage loans and commercial loans increased between 2009 and 2010, the level remained low.  We recorded $293 thousand in net charge-offs on residential mortgage loans and $306 thousand in net-charge offs on commercial loans during 2010.

The allowance for loan losses was $9.657 million or 1.85% of total loans outstanding at December 31, 2010.  This compares to $8.622 million or 1.47% of total loans outstanding at December 31, 2009.  During 2010, particularly during the first half of the year, we identified a significant number and amount of substandard loans.  The identification of these loans coupled with a significant increase in nonperforming loans and continued weak economic conditions, required an increase in the allowance for loan losses.  We recorded $3.825 million in the provision for loan losses during 2010.  By comparison, we recorded $3.570 million in the provision for loan losses during 2009.

The allowance for loan losses to nonperforming loans decreased from 67% at December 31, 2009 to 48% at December 31, 2010.  This ratio was generally lower than peer financial institutions due to two primary factors.  First, our practice of

41-K

Index

maintaining strong collateral positions in the loans we originate has reduced the amounts we have reserved through the allowance for loan loans for specifically-identified impaired credits.  At December 31, 2010, the specifically-identified impairment amount set aside for impaired credits totaled $1.421 million or 14.7% of the allowance for loan losses at December 31, 2010.  Second, although our nonperforming loan amounts increased significantly between the two period ends decreasing the allowance for loan losses to nonperforming loans ratio, at December 31, 2010 only 28.1% of the total nonperforming loans were 90 days or more past due.  The analysis we perform on many of these borrowers does not portend that we will ultimately record significant losses.

Both our management and Board of Directors deemed the allowance for loan losses adequate at December 31, 2010 and December 31, 2009.  Our determination of the adequacy of the allowance for loan losses is based on our evaluation of the credit quality of the loan portfolio, our historical loss experience, current economic conditions, current and past underwriting and credit administration practices.  However, because the allowance for loan losses is an estimate of probable losses and is based on management’s experience and assumptions, there is no certainty that the allowance for loan losses will be sufficient to cover actual loan losses.  Actual loan losses in excess of the allowance for loan losses would negatively impact our financial condition and results of operations.

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

Loan Loss Summary Allocation Table:

	At December 31,
	2010		2009		2008		2007		2006
	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category	Amount of Allowance for Loan Losses	Percent of Allowance for Loan Losses in Each Category
	(in thousands)
Residential Real Estate	$1,429	14.80%	$820	9.50%	$538	7.10%	$607	8.70%	$501	7.50%
Commercial Real Estate	4,689	48.60%	4,587	53.20%	3,143	41.60%	2,969	42.60%	3,083	46.20%
Commercial	1,118	11.60%	1,436	16.70%	2,108	27.90%	1,799	25.80%	1,462	21.90%
Consumer	1,107	11.50%	1,443	16.70%	1,540	20.40%	1,383	19.80%	1,114	16.70%
Unallocated	1,314	13.60%	336	3.90%	235	3.10%	219	3.10%	520	7.80%
Total	$9,657	100.00%	$8,622	100.00%	$7,564	100.00%	$6,977	100.00%	$6,680	100.00%

At December 31, 2010, $4.689 million or 48.6% of our allowance for loan losses was allocated to our commercial real estate portfolio.  The level of nonperforming loans and net charge-offs in the commercial real estate portfolio became elevated during 2009 and 2010 requiring that we allocate a significant portion of the allowance for loan losses to this sector.  Similarly, during 2010 we experienced an increase in nonaccrual loans and net charge-offs on the residential mortgage portfolio, resulting in a $609 thousand or 74.3%  increase in the allocation for this sector within the allowance for loan losses.  Conversely, for the commercial loan portfolio sector we recorded decreases in both the level of nonperforming loans and total outstanding balances between December 31, 2009 and December 31, 2010, resulting in a decrease in the allocation within the allowance for loan losses to the commercial loan portfolio sector.  During 2010 the outstanding balances on the consumer loan portfolio decreased significantly.  This trend, coupled with a decrease in the net charge-offs and low delinquency levels resulted in a $336 thousand or 23.3% decrease in the amount allocated within the allowance for loan losses to the consumer loan sector of the portfolio.  And finally, due to the significant increase in nonperforming loans, an increase in foreclosure actions (particularly in the second-half of 2010) and the related uncertainty regarding the ultimate loss that will be incurred on these loans, the unallocated portion of our allowance for loan losses increased from $337 thousand or 3.9% of the allowance for loan losses at December 31, 2009 to $1.314 million or 13.6% of the allowance for loan losses at December 31, 2010.

42-K

Index

Other Nonearning Assets and Bank-Owned Life Insurance
Cash and Due from Banks.  In order to operate the Bank on a daily basis, it is necessary for us to maintain a limited amount of cash at our teller stations and within our vaults and ATMs to meet customers’ demands.  In addition, we always maintain an amount of check and other presentment items in the process of collection (or float).  We are also required to maintain minimum noninterest bearing target balances at our correspondent banks.  At December 31, 2010, we maintained $10.883 million or 1.3% of total assets in these categories of nonearning assets.  This compares to $10.004 million or 1.1% of total assets at December 31, 2009.

Premises and Equipment.  The net book value of premises and equipment decreased $537 thousand or 8.9%, from $6.004 million at December 31, 2009 to $5.467 million at December 31, 2010.  During 2010 we did not purchase, dispose or sell any Company or Bank premises.  The decrease in premises and equipment between December 31, 2009 and December 31, 2010 was due principally to an increase in the accumulated depreciation on the Company’s equipment.

Bank-Owned Life Insurance.  The cash surrender value of bank-owned life insurance at December 31, 2010 was $17.594 million, as compared to $16.994 million at December 31, 2009, a $600 thousand or 3.5% increase.  Throughout 2010, the Bank held policies on 15 former and current members of the Bank’s senior management.  The cash surrender value on each policy was increased throughout the year at the net crediting rate applied by the various insurance carriers.  The policies’ were issued by five life insurance companies who all carry strong financial strength ratings.  The net crediting rates applied on each policy were determined by each insurance carrier based on the performance of their general account.

Goodwill and Other Intangible Assets.  Goodwill was unchanged between December 31, 2009 and December 31, 2010.  During 2010 we did not acquire any new businesses, nor did we incur any impairment on previous acquisitions.  Goodwill totaled $4.619 million at December 31, 2010 and 2009.

The Company has only one reporting unit.  Annually we test the Company’s goodwill for impairment.  Based on our testing, no impairment was warranted during 2010.  Should our common stock value trade consistently below our book value, or other triggering event occur, we would re-evaluate the amount of goodwill through an impairment test.  If impairment is warranted, the amount would be recorded through the income statement as a reduction to current period earnings.  At December 31, 2010 there were no other intangible assets recorded on the books of the Company.

Pension Asset.  At December 31, 2010, our pension plan assets exceeded our pension plan liabilities by $2.747 million resulting in the recording of a pension asset.  By comparison at December 31, 2009, our pension asset totaled $1.247 million.  The change in the pension asset between December 31, 2009 and December 31, 2010 was due to several factors.  During 2010, the assets held by our pension plan generated strong investment returns.  In addition during the fourth quarter of 2010, we contributed $3.000 million toward the plan.  The increase in the plan’s assets due to these factors was offset, in part, by an increase in the plan’s pension benefit obligation.  See Note 12 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on the Company’s defined benefit pension plan.

Other Assets.  Other assets are principally comprised of OREO, interest receivable, prepaid taxes, prepaid insurance, prepaid FDIC insurance premiums, computer software, net deferred tax assets, deferred taxes on investment securities, deferred taxes on the pension plan, other assets, returned check items, other prepaid items and other accounts receivable.  Other assets increased $3.923 million or 26.1%, from $15.036 million at December 31, 2009 to $18.959 million at December 31, 2010.  The net increase in other assets between the periods was due to several factors, which are summarized in the table below:

Other Assets Comparative Table:

	At December 31,
	2010	2009	Difference
	(in thousands)
Accounts Receivable	$2,706	$23	$2,683
Prepaid Items - Other	1,477	216	1,261
NY Franchise Tax Receivable (Payable)	261	(65)	326
Federal Income Tax Receivable	1,373	421	952
Prepaid FDIC Assessment	4,566	6,248	(1,682)
Other Miscellaneous Assets	8,576	8,193	383
Total	$18,959	$15,036	$3,923

43-K

Index

The increase in accounts receivable totaling $2.683 million between the periods was primarily due to the establishment of a $2.618 million accounts receivable during the fourth quarter of 2010 in connection with the January 2011 distribution from a  bankruptcy trustee on a loan previously classified as nonaccrual.  The $1.261 million increase in other prepaid items was primarily attributable to the $1.199 million in liquidation damages we remitted to our core processing information system vendor in connection with our anticipated merger with CBSI.

Composition of Liabilities
Deposits.  Deposits are our primary funding source.  At December 31, 2010 and December 31, 2009 deposits represented approximately 90% of our total liabilities.  Total deposits at December 31, 2010 were $716.447 million.  This compares to $753.740 million at December 31, 2009, a $37.293 million or 4.9% decrease.  During 2010, we tempered our asset growth plan and actively deleveraged the Company’s balance sheet.  This entailed targeting strategic reductions in certain categories of deposit liabilities, as well as selected asset categories.  The deleveraging plan was executed in an effort to mitigate risk and boost our capital position in light of challenging economic conditions.  The execution of the plan included interest rate reductions in all of our deposit liability categories, including, savings accounts, NOW accounts, money market deposits and certificates of deposit.

During 2010 the composition of our deposit liabilities changed significantly.  In particular, in connection with our deleveraging plan we decreased the interest rates paid on our money market deposit accounts and certificates of deposit over $100 thousand.  These categories of deposits tend to be more interest rate sensitive than savings, NOW and retail certificates of deposit under $100 thousand.  Hence, as we decreased the interest rates paid on the more interest rate sensitive products during 2010, the balances declined.  At December 31, 2010, money market deposit accounts and certificates of deposit greater than $100 thousand comprised 39.9% of our total deposit liabilities.  By comparison, at December 31, 2009, money market deposit accounts and certificates of deposit greater than $100 thousand comprised 35.3% of our total deposit liabilities.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2010.

Time Accounts Maturity Table:

	Maturity as of December 31, 2010
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(in thousands)
Certificates of Deposit of $100,000 or more	$22,652	$14,015	$15,198	$53,240	$105,105
Certificates of Deposit less than $100,000	27,205	21,098	30,774	97,038	176,115
Total of Time Accounts	$49,857	$35,113	$45,972	$150,278	$281,220

Borrowings and Other Contractual Obligations.  Total borrowed funds consist of short-term and long-term borrowings.  Short-term borrowings consist primarily of securities sold under agreements to repurchase with our customers and other third parties.  Long-term borrowings consist of monies we borrowed from the FHLBNY for various asset funding requirements and wholesale funding strategies.  Total borrowed funds were $71.932 million or 9.0% of total liabilities at December 31, 2010, as compared to $73.589 million or 8.8% of total liabilities at December 31, 2009, a $1.657 million or 2.3% decrease between the periods.

Short-term borrowings increased from $12.650 million at December 31, 2009 to $15.960 million at December 31, 2010, a $3.310 million or 26.2% increase.  The increase was principally due to an increase in customer repurchase agreement balances.

Long-term borrowings decreased $4.967 million between December 31, 2009 and December 31, 2010.  During 2010 we did not secure any new long-term advances at the FHLBNY due to our strategy to deleverage the Company.  The decrease in long-term balances was primarily due to contractual principal amortization on our FHLBNY advances originated in prior periods.  See Note 11 of the Consolidated Financial Statements contained in PART II, Item 8, of this document for additional detail on our borrowed funds.

In connection with our financing and operating activities, we have entered into certain contractual obligations.  At December 31, 2010, our future minimum cash payments, excluding interest, associated with these contractual obligations, which include borrowed funds, capital and operating leases, were as follows:

44-K

Index

Contractual Obligations:

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Long-Term Debt Obligations	$4,662	$26,640	$4,046	$3,732	$8,489	$8,174	$55,743
Capital Lease Obligations	104	77	34	12	2	-	229
Operating Lease Obligations	441	430	289	240	240	1,465	3,105
Total Contractual Obligations	$5,207	$27,147	$4,369	$3,984	$8,731	$9,639	$59,077

D.  Results of Operations

i. Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

Please refer to the Consolidated Financial Statements presented in PART II, Item 8, of this document.

Summary.  We recorded net income and earnings per share of $6.324 million and $0.59, respectively, for 2010.  This compares to $7.401 million in net income and $0.70 in earnings per share in 2009.  The $1.077 million or 14.6% decrease in net income and $0.11 decrease in earnings per share between comparable periods were due to several factors.  Between the periods we recorded a decrease in net interest income, an increase in the provision for loans losses and an increase in noninterest expense.  These were offset, in part, by an increase in noninterest income and a decrease in income taxes on a comparable period basis.  During 2010, we focused significant resources on reducing our credit risk profile and improving our regulatory capital ratios.  To mitigate credit risk, we hired problem loan work-out specialists and actively pursued strategies to reduce the level of problem loans.  This included, but was not limited to, modifying our loan policy, increasing our credit monitoring activities, reducing available lines of credit, establishing new loan covenants for our borrowers, entering into forbearance agreements with our troubled borrowers, pursing foreclosure actions, selling borrower notes, restructuring loans, securing additional collateral on existing loans and cross-obligating related entities of our borrowers.  These activities resulted in a significant decrease in loans outstanding and increases in loan-related noninterest expenses, including legal and professional fees.

In order to improve our regulatory capital ratios during 2010, we actively deleveraged the Company’s balance sheet by lowering deposit interest rates.  In addition, during 2010 we sold significant amounts of our available-for-sale investment securities portfolio to generate current period revenue and, in turn, retained earnings.  This resulted in a significant decrease in net interest income over comparable annual periods.  In addition, during 2010 we expended significant resources and effort to comply with the Formal Agreement issued by the OCC on October 13, 2010.

Our return on average assets and return on average equity were 0.69% and 8.29%, respectively, for 2010, as compared to 0.79% and 10.63%, respectively, during 2009.  Our dividend payout ratio was 31% during 2010.  We declared and paid dividends totaling $0.18 per share during 2010 on earnings per share of $0.59.  Due to the need to preserve the Company’s capital resources, due to the pending merger with CBSI, the Company’s Board of Directors did not declare a quarterly dividend during the fourth quarter of 2010. During 2009, we declared and paid dividends totaling $0.275 per share on earnings per share of $0.70, resulting in a 39% dividend payout ratio.

Net Interest Income.  The amount of net interest income we record during a given period is dependent on several factors including, but not limited to:  our ability to attract and retain deposits, our ability to generate and retain loans, regional and local economic conditions, regional competition, capital market conditions, the national interest rate environment, as well as our tolerance for risk.  Throughout 2010 and 2009, our net interest income was affected by all of these factors.

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

45-K

Index

Asset and Yield Summary Table:

	For the Years Ended December 31,
	2010			2009 ⁵
	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate	Average Outstanding Balance	Interest Earned /Paid	Yield / Rate
	(in thousands)
Earning Assets:
Federal Funds Sold	$1,128	$2	0.18%	$821	$-	0.00%
Interest Bearing Deposits	38,054	92	0.24%	27,409	63	0.23%
Securities ¹	275,486	9,882	3.59%	269,959	11,221	4.16%
Loans ²	558,911	32,218	5.76%	598,359	35,554	5.94%
Total Earning Assets	873,579	42,194	4.83%	896,548	46,838	5.22%

Nonearning Assets	42,063			34,923
Total Assets	$915,642			$931,471

Liabilities:
Savings Accounts	$76,572	$191	0.25%	$70,901	$205	0.29%
Money Market Accounts	172,456	741	0.43%	195,613	1,845	0.94%
NOW Accounts	117,235	469	0.40%	114,106	831	0.73%
Time and Other Deposit Accounts	325,215	7,425	2.28%	327,932	8,924	2.72%
Borrowings	71,311	2,616	3.67%	74,594	2,697	3.62%
Total Interest Bearing Liabilities	762,789	11,442	1.50%	783,146	14,502	1.85%

Noninterest Bearing Deposits	70,706			70,878
Other Noninterest Bearing Liabilities	5,906			7,842
Total Liabilities	839,401			861,866

Shareholders' Equity	76,241			69,605

Total Liabilities and Shareholders' Equity	$915,642			$931,471

Net Interest Income		$30,752			$32,336
Net interest Rate Spread ³			3.33%			3.37%
Net Earning Assets	$110,790			$113,402

Net Interest Margin ⁴			3.52%			3.61%

Net interest margin (tax-equivalent)			3.64%			3.77%

Ratio of earning assets to interest-bearing liabilities	114.52%			114.48%

¹
Securities include trading, available-for-sale, held-to-maturity and other investments.  They are shown at average amortized cost with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

²	Average loans include loans held for sale, net deferred loan fees and costs, non-accrual loans, and excludes the allowance for loan losses.
³	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
⁴	The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a
⁵	Certain figures have been reclassified to conform with current period presentation.

46-K

Index

Net interest income is our most significant source of revenue.  During 2010, net interest income comprised 75% of our net revenue (net interest income plus noninterest income).  This compares to 78% in 2009.  Net interest income was $30.752 million for 2010, as compared to $32.336 million for 2009.  The $1.584 million decrease in net interest income between comparable years also resulted in a decrease in the net interest margin.  Our net interest margin was 3.52% (3.64% tax equivalent) in 2010, as compared to 3.61% (3.77% tax equivalent) in 2009.

We recorded $42.194 million of interest income during 2010, as compared to $46.838 million during 2009.  This represented a $4.644 million or 9.9% decrease in interest income between comparable periods.  During 2010 market interest rates remained at or near historical lows.  This coupled with a decrease in earning assets and high levels of turnover within our investment securities portfolio led to a precipitous drop in interest income between comparable years. During 2010, the yield on earning assets was 4.83%, as compared to 5.22% for 2009, a 39 basis point decrease between the periods.  Between comparable years our average outstanding balance of loans, our highest yield earning asset portfolio, decreased $39.448 million, from $598.359 million during 2009 to $558.911 million during 2010.  During the second half of 2009 and 2010, we tightened our credit underwriting standards for loans in an effort to mitigate an anticipated deterioration in asset quality and improve our regulatory capital ratios.  As the loan portfolio amortized between these periods, we purchased investment securities with strong credit quality features, but at lower effective yields than the loan portfolio, in effect, changing the composition of our earning assets.  In addition and in connection with this risk-mitigation strategy, the average outstanding balance of our total earning assets decreased $22.969 million or 2.6%.

We recorded $11.442 million of interest expense during 2010, as compared to $14.502 million during 2009.  This represented a $3.060 million or 21.1% decrease in interest expense between comparable periods.  Similarly, the rates paid on our total interest bearing liabilities decreased 35 basis points, from 1.85% in 2009 to 1.50% in 2010.   Between comparable periods, we reduced the average rate paid on all categories of our interest-bearing deposit liabilities, including money market deposit accounts and time and other deposit accounts, our two largest and highest cost interest-bearing deposit liabilities.  During 2010, we recorded $741 thousand of interest expense on our money market deposit accounts at an average rate of 0.43%.  By comparison, during 2009 we recorded $1.845 million of interest expense on money market deposit accounts at an average rate of 0.94%.  The 51 basis point decrease in the average rate on these deposit liabilities was principally due to a significant reduction in the interest rate offered on our “Wealth Management” money market deposit account.  Similarly, the interest expense recorded on time and other deposit accounts decreased $1.499 million between comparable periods.  During 2010 the average rate paid on time and other deposit accounts was 2.28%, versus 2.72% in 2009, a 44 basis point decrease.

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

Rate and Volume Table:

	Year Ended December 31,
	2010 vs. 2009
	Rate	Volume	Total
	(in thousands)
Earning Assets
Federal Funds Sold	$1	$1	$2
Interest Bearing Deposits	3	26	29
Securities	(1,564)	225	(1,339)
Loans	(1,040)	(2,296)	(3,336)
Total Earning Assets	(2,600)	(2,044)	(4,644)

Interest Bearing Liabilities
Savings Accounts	(30)	16	(14)
Money Market Accounts	(906)	(198)	(1,104)
NOW Accounts	(384)	22	(362)
Time and Other Deposit Accounts	(1,510)	11	(1,499)
Borrowings	32	(113)	(81)
Total Interest Bearing Liabilities	(2,798)	(262)	(3,060)

Change in Net Interest Income	$198	$(1,782)	$(1,584)

47-K

Index

The purpose of a rate volume analysis is to identify the dollar amount of change in net interest income due to changes in interest rates versus changes in the volume of earning assets and interest bearing liabilities.

Net interest income decreased $1.584 million between 2009 and 2010.  This included a $4.644 million decrease in interest income, offset, in part by a $3.060 million decrease in interest expense.  The decrease in interest income between comparable periods was driven by decreases in both the volume and yield on earning assets.  Similarly, the decrease in interest expense was driven by decreases in both the volume and rate on interest bearing liabilities.

Market interest rates generally remained low throughout 2009 and 2010 due to continued weak economic conditions.  Throughout 2009 and 2010, we reduced the interest rates paid on our interest bearing deposit liability accounts.  Similarly, the yields on our loans and investment securities decreased as principal amounts matured, continued re-indexing or were sold and reinvested.  Interest income decreased $4.644 million between comparable years with $2.600 million relating to changes in rate factors and $2.044 million due to volume factors.  The volume of earning assets decreased $22.969 million, from $896.548 million in 2009 to $873.579 million in 2010.  Similarly, the average outstanding balance of our interest bearing liabilities decreased $20.357 million, from $783.146 million during 2009 to $762.789 million during 2010.

Interest Income.  The interest income recorded on the loan portfolio decreased $4.644 million between 2009 and 2010 due to both rate and volume factors.  We recorded $32.218 million in interest income on loans during 2010, as compared to $35.554 million during 2009.  We continued to curtail certain lending activities in 2010 to mitigate credit risk and improve our regulatory capital ratios.  This resulted in a decrease in the average outstanding balance of loans between comparable periods, which led to a decrease in interest income due to volume factors totaling $2.296 million.  In addition, as new loans replaced maturing loans and variable rate loans re-indexed at the current lower market rates, the yield on our loan portfolio decreased 18 basis points, from 5.94% in 2009 to 5.76% in 2010.  These rate factors decreased interest income $1.040 million between comparable periods.

The interest income recorded on the investment securities portfolio decreased $1.339 million between 2009 and 2010.  Throughout 2009 and 2010, we sold significant amounts of our available-for-sale securities portfolio to increase current period earnings and shareholders’ equity, as well as to improve our regulatory capital ratios, in alignment with our strategic plan.  The proceeds from these sales, as well as the proceeds from other scheduled principal payments and prepayments, were largely reinvested in new available-for-sale securities.  Most of the newly purchased securities were invested at lower rates of interest which have negatively impacted interest income.  These activities, coupled with a low interest rate environment, decreased the yield on our investment securities portfolio by 57 basis points, from 4.16% in 2009 to 3.59% in 2010.  Due to these rate factors, interest income on securities decreased $1.564 million between comparable periods.  Conversely, the average outstanding balance of our investment portfolio increased $5.527 million between 2009 and 2010, which resulted in a $225 thousand increase in interest income, offsetting, in part, the decrease in interest income related to the decrease in the yield on investment securities.

The average outstanding balances we maintained in federal funds sold and interest bearing deposits increased moderately between 2009 and 2010 in connection with our strategy to maintain slightly higher levels of balance sheet liquidity.  The increase in the volume of these earning assets comprised $27 thousand of the $32 thousand increase in interest income from these categories of earning assets.

Interest Expense.  We recorded $7.425 million in interest expense on time and other deposit accounts during 2010, as compared to $8.924 million during 2009.  This represents a $1.499 million or 16.8% decrease between the periods.  During 2010 market interest rates for time deposits were low.  The certificates opened or renewed during 2010 were at lower rates of interest than maturing certificates, which drove down the interest expense on these deposit accounts on a comparable period basis.

Interest expense on money market deposit accounts decreased $1.104 million between 2009 and 2010.  As short-term interest rates decreased between comparable periods, we lowered the interest rate paid on money market deposit accounts, causing an $906 thousand decrease in interest expense due to rate factors.  Due to the lower interest rates offered on the money market accounts between comparable periods, average outstanding balances decreased $23.157 million, further reducing interest expense by an additional $198 thousand.

The average rate paid on NOW accounts decreased from 0.73% in 2009 to 0.40% in 2010.  This rate reduction resulted in a decrease in interest paid on NOW accounts of $384 thousand during 2010.  Although we continued to reduce our rates on these accounts, the average outstanding balance in these accounts increased period over period by $3.129 million, which lead to increased interest expense of $22 thousand.

48-K

Index

Although the yield on our savings accounts averaged only 0.25% during 2010, we experienced a $5.671 million or 8.0% increase in the average outstanding balances over 2009.  This volume increase on savings accounts contributed a $16 thousand increase in interest expense recorded during 2010.  This increase in interest expense, however, was offset by a $30 thousand decrease in interest expense as a result of lower interest rates paid on savings accounts between the comparable years.

Provision for Loan Losses.  We recorded $3.825 million in the provision for loan losses during 2010.  This compares to $3.570 million during 2009, a $255 thousand or 7.1% increase between the comparable periods.  This increase was due principally to increases in nonperforming loans and net charge-offs, as well as continued difficult economic conditions.  During 2010, we recorded $2.790 million in net charge-offs.  This compares to net charge-offs of $2.512 million during 2009.  The increase in net charge-offs between the comparable periods was principally due to an increase in charge-offs in our commercial and residential real estate portfolios.  During 2010, $1.891 million or 67.8% of our net charge-offs were attributable to losses on our real estate secured loan portfolios.  The amount of nonperforming loans increased $7.080 million or 55.0%, from $12.880 million at December 31, 2009 to $19.960 million at December 31, 2010.  The negative trend in these credit metrics were mitigated by a decrease in potential problem loans and a low level of delinquent loans in performing status.

Noninterest Income.  Noninterest income is comprised of trust fees, service charges on deposit accounts, net investment securities gains (losses), net gain on sale of loans, income on bank-owned life insurance, other service fees and other income.  During 2010, we recorded $10.329 million on noninterest income, as compared to $9.334 million in 2009, a $995 thousand or 10.7% increase between the periods.  The largest contributing factor toward the increase in noninterest income was a substantial increase in net investment securities gains between comparable periods, and to a lesser extent, increases in trust fees, net gain on sale of loans, other service fees and the increase in the cash surrender value of bank-owned life insurance.  The improvements in these items were offset, in part, by a decrease in service charges on deposit accounts and slight decrease in other income.

We recorded $4.632 million in net investment securities gains during 2010, as compared to $3.850 million during 2009, a $782 thousand or 20.3% increase between the comparable years.  In 2010, we recorded $4.542 million of net gains on $171.769 million of sales and calls of our available-for-sale investment securities.  This compares to $3.676 million in net gains recorded during 2009 on the sales and calls totaling $120.286 million.  As interest rates remained near historical lows during 2010, we captured gains by selling selected available-for-sale investment securities.  These actions were principally taken to improve the Bank’s regulatory capital ratios during 2010.  In addition, we recorded $90 thousand of net investment securities gains on our trading portfolio in 2010.  This compares to $174 thousand in net investment securities losses on the trading portfolio during 2009.  Our trading securities portfolio consists of mutual funds and individual equity and debt securities held by the Company’s executive deferred compensation plan.  Gains recorded on trading securities are offset by equal amounts of salaries expense.  Similarly, losses recorded on trading securities are offset by equal amounts of decreases in salaries expense.

During 2010 we earned $1.763 million in trust fees.  This compares to $1.514 million during 2009, a $249 thousand or 16.4% increase.  The increase in trust fees between comparable years was attributable to a few factors.  First, between comparable years the value of the securities held in our trust and investment division increased substantially due to an improvement in the United States and global capital markets.  Since our trust and investment management fees are based, in part, on the value of the assets held by the various accounts, we experienced an increase in these fees between comparable years.  Second, we implemented fees increases in mid-2009 resulting in greater fees for the full-year of 2010.  And third, the trust division was successful in procuring several new accounts during 2010.

During 2010 we recorded a net gain on the sale of loans totaling $471 thousand.  This compares to $383 thousand in 2009, an $88 thousand or 23.0% increase between the comparable periods.  The premiums we earn on residential mortgage loans originated by Provantage and sold into the secondary residential mortgage market increased substantially between comparable years.  Residential mortgage interest rates were low for much of 2010, spurring a moderate wave of refinancing activity in our markets.  In addition, to mitigate our interest rate risk exposure, we increased the proportion of residential mortgage loan originations sold into the secondary market between comparable periods.

We recorded $1.661 million in service charges on deposit accounts during 2010, as compared to $1.837 million in 2009, a $176 thousand or 9.6% decrease between the periods.  The decrease in service charges on deposit accounts was principally due to a decrease in overdraft charges on checking accounts due to the implementation of new federal overdraft rules regarding point-of-sale and ATM transactions in the second half of 2010.

Other service fees are comprised of numerous types of fee income including merchant credit card processing fees, official check and check cashing fees, travelers’ check sales, ATM fees, wire transfer fees, letter of credit fees, U.S. government bond sales, certificate of deposit account registry service fees, and other miscellaneous service charges and fees.  Other

49-K

Index

service fees increased $50 thousand or 7.0%, from $716 thousand in 2009 to $766 thousand in 2010, due principally to an increase in ATM fees between comparable years.

Other income is comprised of numerous types of fee income, including investment services income, rental income, safe deposit box income, check printing fee income, title insurance agency income and profit sharing distributions from a life and disability credit insurance trust in which we hold an ownership interest.  Other income decreased slightly from $442 thousand in 2009 to $436 thousand in 2010, a $6 thousand or 1.4% decrease.  Several small insignificant variances on these items contributed to the net decrease in other income between the periods.

Noninterest Expense.  Noninterest expense is comprised of salaries, employee benefits, occupancy expense, furniture and equipment expense, computer service fees, advertising and marketing expense, professional fees, FDIC premium assessments, loan collection expense and other miscellaneous expenses.  Total noninterest expense increased $580 thousand or 2.1% on a comparable period basis, from $28.110 million in 2009 to $28.690 million in 2010.  The substantial increase in total noninterest expense between comparable periods was primarily attributable to a large increase in professional fees, and to a lesser extent, salaries.

During 2010, we recorded $2.072 million in professional fees, as compared to $940 thousand during 2009, a $1.132 million or 120.4% increase between comparable years.  Throughout 2010 we actively pursued legal action against nonperforming or uncooperative borrowers.  In addition, we incurred additional legal and other professional fees to address various aspects of the Bank’s formal agreement with the OCC.  And finally, during the second half of 2010 in particular, we incurred substantial legal and professional fees in connection with our pending merger with CBSI, including, but not limited to investment banking, audit and other professional fees.

During 2010, we recorded $12.637 million in salaries expense, versus $12.040 million in 2009, a $597 thousand or 5.0% increase between the periods.  During 2010, we recorded a $300 thousand severance payment in connection with the departure of our former President and CEO.  Other salary and wage increases provided to the Company’s staff throughout 2010, were offset, in part, by a $138 thousand decrease in commission and incentive pay.

We recorded $2.972 million in employee benefits expense during 2010, versus $3.624 million during 2009, a $652 thousand or 18.0% decrease between the periods.  The decrease in employee benefits expense between the comparable years was largely due to significant decreases in pension expense and other benefits.  During 2010, we recorded a $79 thousand pension expense, as compared to a $470 thousand net pension benefit during 2009.  The Company’s defined benefit plan pension assets performed well during 2009, due to a significant improvement in the capital markets, increasing the value of the Company’s pension assets and, in turn, reducing the expense related to the plan.  During the third quarter of 2009, we executed a cash buy-out of a split-dollar life insurance benefit program with 10 senior managers of the Bank under agreements originally established in the late 1990’s.  We recorded $312 thousand in other benefits during the third quarter of 2009 in connection with the termination of these benefits.  No similar transactions were recorded during 2010.  In addition, the 2009 split-dollar life insurance plan settlement reduced the amount we recorded in connection with the plan by $80 thousand during 2010.  Due to a reduction in staffing levels, between 2009 and 2010, we also recorded decreases in FICA expense, employee education and 401k plan expenses.  These decreases, were partially offset by increase in our group health, group life and group disability benefit expenses.

On a combined basis, we recorded $5.138 million in occupancy expense, furniture and equipment expense, computer service fees and advertising and marketing.  This compares to $5.275 million in these same categories during 2009, a $137 thousand or 2.6% decrease between the periods.  During 2010, we did not embark on any significant market expansion initiatives, infrastructure initiatives or computer system upgrades resulting in a nominal decrease in these noninterest expense categories.

We recorded $1.818 million in FDIC premium assessment expense during 2010, as compared to $2.080 million in 2009, a $262 thousand or 12.6% decrease between the comparable years.  During the second quarter of 2009, the FDIC levied a special assessment upon its member banks to restore the Deposit Insurance Fund to required capitalization levels.  We recorded $437 thousand of FDIC premium expense due to this special assessment. There were no similar special assessments recorded in 2010.   In addition, between comparable years the average outstanding balance of our insurable deposits decreased moderately in connection with our plan to deleverage the Bank’s balance sheet and improve regulatory capital ratios.  Due to the weakened state of the banking industry, current and anticipated Deposit Insurance Fund capitalization levels and other factors, we anticipate incurring significant FDIC premium assessment expenses for several quarters prospectively.  In addition, the FDIC has announced it will increase member premiums by 3 basis points for 2011 and 2012.

Loan collection expense includes the payment of various insurance and tax payments on behalf of our borrowers to protect the Bank’s interest in its loan collateral.  During 2010, we incurred and paid past due taxes and lapsed insurance

50-K

Index

premiums for several large or delinquent borrowers and incurred $548 thousand in expense related to these payments.  By comparison, we incurred $694 thousand in similar expenses during 2009.  Although this expense decreased $146 thousand between comparable years, these amounts were high based on our historical experience and are directly attributable to the increase in the number of borrowers experiencing financial difficulties due to weak economic conditions.

Other miscellaneous expenses include directors’ fees, fidelity insurance, the Bank’s OCC assessment, correspondent bank services, service expenses related to the Bank’s accounts receivable financing services, charitable donations and customer relations, other losses, dues and memberships, office supplies, postage and shipping, subscriptions, telephone expense, employee travel and entertainment, software amortization, intangible asset amortization expense, minority interest expense, stock exchange listing fees, gain or loss on the disposal of assets, other real estate losses, other real estate expenses and several other miscellaneous expenses.  During 2010 other miscellaneous expenses increased $48 thousand or 1.4%, from $3.457 million in 2009 to $3.505 million in 2010.  The following table itemizes the individual components of other miscellaneous expenses that increased (or decreased) significantly between comparable periods:

Table of Other Miscellaneous Expenses:

	Year
Description of Other Miscellaneous Expenses	2010	2009	Increase / (Decrease)
	(in thousands)
OCC assessment	$318	$212	$106
Correspondent bank services	169	188	(19)
Miscellaneous loan servicing expenses	177	231	(54)
Office supplies	295	389	(94)
Postage and shipping	390	368	22
Travel and entertainment	213	191	22
Amortization of software	174	205	(31)
Intangible asset amortization	8	179	(171)
Other real estate owned expenses	218	48	170
Other real estate losses and write-downs	218	134	84
All other miscellaneous expense items, net	1,325	1,312	13
Total Other Miscellaneous Expense	$3,505	$3,457	$48

During 2010 we incurred $436 thousand in other real estate expenses, losses and write-downs.  This compares to $182 thousand in other real estate expenses, losses and write-downs, a $254 thousand increase between comparable years.  We expect to incur significant increases in our other real estate related expenses during 2011 due to increased foreclosures and similar proceedings in connection with commercial real estate loans and, to a lesser extent, residential real estate loans.

Income Taxes.  Income tax expense decreased from $2.589 million during 2009 to $2.242 million during 2010.  The decrease in income tax expense was primarily due to a decrease in income before tax between comparable years.  The effective tax rate increased moderately between 2009 and 2010, from 25.9% in 2009 to 26.2% in 2010.

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

51-K

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

In addition to the daily funds management process, we also monitor certain liquidity ratios and complete a liquidity assessment on a monthly basis.  The monthly evaluation report, known as the Liquidity Contingency Scorecard, is reviewed by the ALCO and the Bank’s Board of Directors.  The report provides management with various ratios and financial market data that are compared to limits established within the Bank’s Asset and Liability Management Policy.  It was designed to provide an early warning signal for a potential liquidity crisis.  Based on the limits established in our Asset and Liability Management Policy, at December 31, 2010 the Bank maintained adequate levels of liquidity. The following table summarizes several of our key liquidity measures for the periods stated:

Table of Liquidity Measures:

	At December 31,
Liquidity Measure	2010	2009
	(in thousands)
Cash and cash equivalents	$31,443	$34,043
Available-for-Sale and Held-to-Maturity investment securities at estimated fair value less securities pledged for state and municipal deposits and borrowings	$79,367	$4,890
Total loan to total asset ratio	60.1%	64.7%
FHLBNY remaining borrowing capacity	$11,779	$16,832
Available correspondent bank lines of credit	$-	$12,000
Brokered certificate of deposit line of credit	$-	$90,332

During 2010, two liquidity facilities were terminated due to the announcement of our Formal Agreement with the OCC.  The first was a $12.0 million unsecured overnight demand  federal funds facility with a regional bank.  The facility was in place primarily for contingency purposes and was not utilized by the Bank during 2010.  The second facility, totaling $90.332 million at December 31, 2010, was reduced by 50% during the third quarter of 2010 and terminated during the fourth quarter of 2010.  This facility allowed us to participate in a nationally recognized FDIC-approved brokered certificate of deposit program.  The unused portion of the facility allowed us to bid weekly for FDIC-insured certificate of deposits as long as we continued to meet program conditions, including maintaining our well-capitalized status.  The certificate of deposit terms range from 4-weeks to 3-years with higher levels of availability in the shorter term pools.  This facility primarily served as a contingency facility and was not utilized during 2010.  During 2010, we actively deleveraged the Bank’s balances sheet, curbed loan growth, and therefore, did not have a need to procure brokered funding.

In light of the Formal Agreement with the OCC, we targeted to maintain an increased level of liquidity.  At December 31, 2010 we maintained $31.443 million in cash and cash equivalents and $79.367 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment securities.  This compares to $34.043 million in cash and cash equivalents and $4,890 million in unpledged available-for-sale (at estimated fair value) and held-to-maturity investment

52-K

Index

securities at December 31, 2009.  Our total loan to total asset ratios of 60.1% at December 31, 2010 and 64.7% at December 31, 2009 were low relative to those of our comparative peer group of financial institutions.  The decrease was consistent with our strategy to mitigate credit risk and maintain high levels of balance sheet liquidity in light of the Formal Agreement.

Our commitments to extend credit and standby letters of credit decreased between December 31, 2009 and December 31, 2010.  Commitments to extend credit and standby letters of credit totaled $85.174 million at December 31, 2010, versus $110.310 million at December 31, 2009, a $25.136 million or 22.8% decrease.  The decrease between periods was principally due to decreases in commitments to fund commercial lines of credit.  Our experience indicates that draws on the commitments to extend credit and standby letters of credit do not fluctuate significantly from quarter to quarter.  We will continue to closely monitor our liquidity position to assure adequate levels of short-term funding are available to fund our off-balance sheet commitments.

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

Due to the growth in total shareholders’ equity and a decrease in total assets, our total shareholders’ equity to total assets increased from 8.04% at December 31, 2009 to 8.60% at December 31, 2010.  Total shareholders’ equity increased $1.806 million or 2.5%, while total assets decreased $37.547 million or 4.1% between December 31, 2009 and December 31, 2010.  Total shareholders’ equity was $74.725 million at December 31, 2010, as compared to $72.919 million at December 31, 2009.  The net increase in shareholders’ equity between periods was due to a few factors.  During 2010, we recorded net income of $6.324 million.  We also raised $207 thousand in shareholders’ equity by reissuing common stock held in the treasury account through a Dividend Reinvestment and Direct Stock Purchase Plan.  These amounts were offset, in part, by $2.799 million in accumulated other comprehensive losses associated with the Bank’s available-for-sale investment securities portfolio, defined benefit plan and split-dollar life insurance plan.  In addition, during 2010 we declared and paid cash dividends totaling $1.927 million.

The Company and the Bank are both subject to regulatory capital guidelines as established by federal bank regulators.  Under these guidelines, in order to be “adequately capitalized” the Company and the Bank must both maintain a minimum ratio of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%.  Tier 1 capital is comprised of shareholders’ equity less intangible assets and accumulated other comprehensive income.  Total capital for this risk-based capital standard includes Tier 1 capital plus allowable portions of the Company’s allowance for loan losses.  Similarly, for the Bank to be considered “well capitalized,” it must maintain a Tier 1 capital to average assets ratio of 5.0%, a Tier 1 capital to risk-weighted assets ratio of 6.0% and a total capital to risk-weighted assets ratio of 10.0%.  The Company exceeded all capital adequacy guidelines, and the Bank exceeded all “well capitalized” guidelines at December 31, 2010 and December 31, 2009.

In addition, the Bank’s Board of Directors has established a minimum capital policy that exceeds “well capitalized” regulatory standards to ensure the safety and soundness of the Company’s banking subsidiary.  The Bank’s Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio increased significantly during 2010.  At December 31, 2010 these three capital ratios were 8.45%, 13.22% and 14.48%, respectively.  This compares to 7.72%, 11.34% and 12.59%, respectively, at December 31, 2009.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At December 31, 2010, under statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $9.651 million.  These statutory limitations notwithstanding, the Bank entered into a Formal Agreement with the OCC during the fourth quarter of 2010, which requires the Bank’s Board of Directors to obtain OCC approval prior to declaring a dividend.  The ability of the

53-K

Index

Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies and practices, capital guidelines, and applicable laws.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required of the Registrant because it is a Smaller Reporting Company.

54-K

Index

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Wilber Corporation:

We have audited the accompanying consolidated statements of condition of The Wilber Corporation and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wilber Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York
March 29, 2011

55-K

Index

The Wilber Corporation
Consolidated Statements of Condition

	December 31,	December 31,
in thousands except share and per share data	2010	2009
Assets
Cash and Due from Banks	$10,883	$10,004
Interest Bearing Balances with Banks	19,526	22,648
Federal Funds Sold	1,034	1,391
Total Cash and Cash Equivalents	31,443	34,043
Securities
Trading, at Fair Value	1,068	1,165
Available-for-Sale, at Fair Value	204,782	173,302
Held-to-Maturity, Fair Value of $64,033 at December 31, 2010
and $70,147 at December 31, 2009	62,961	69,391
Other Investments	5,744	5,941
Loans Held for Sale	1,243	576
Loans	522,416	587,237
Allowance for Loan Losses	(9,657)	(8,622)
Loans, Net	512,759	578,615
Premises and Equipment, Net	5,467	6,004
Bank Owned Life Insurance	17,594	16,994
Goodwill	4,619	4,619
Pension Asset	2,747	1,247
Other Assets	18,959	15,036
Total Assets	$869,386	$906,933

Liabilities and Shareholders’ Equity
Deposits:
Demand	$69,960	$70,437
Savings, NOW and Money Market Deposit Accounts	338,081	365,908
Certificates of Deposit (Over $100M)	105,105	125,418
Certificates of Deposit (Under $100M)	176,115	165,278
Other Deposits	27,186	26,699
Total Deposits	716,447	753,740
Short-Term Borrowings	15,960	12,650
Long-Term Borrowings	55,972	60,939
Other Liabilities	6,282	6,685
Total Liabilities	794,661	834,014

Shareholders’ Equity:
Common Stock, $.01 Par Value, 16,000,000 Shares Authorized, and
13,961,664 Shares Issued at December 31, 2010 and December 31, 2009	140	140
Additional Paid in Capital	4,224	4,224
Retained Earnings	102,568	98,222
Accumulated Other Comprehensive Loss	(5,665)	(2,866)
Treasury Stock at Cost, 3,241,372 Shares at December 31, 2010 and
3,273,555 Shares at December 31, 2009	(26,537)	(26,801)
Restricted Stock, 910 Shares at December 31, 2010 and
0 Shares at December 31, 2009	(5)	-
Total Shareholders’ Equity	74,725	72,919
Total Liabilities and Shareholders’ Equity	$869,386	$906,933

See accompanying notes to consolidated financial statements.

56-K

Index

The Wilber Corporation
Consolidated Statements of Income

	Year Ended December 31,
in thousands except share and per share data	2010	2009
Interest and Dividend Income
Interest and Fees on Loans	$32,218	$35,554
Interest and Dividends on Securities:
U.S. Government and Agency Obligations	8,102	9,208
State and Municipal Obligations	1,549	1,631
Other	231	382
Interest on Federal Funds Sold and Interest Bearing Balances at Other Banks	94	63
Total Interest and Dividend Income	42,194	46,838

Interest Expense
Interest on Deposits:
Savings, NOW and Money Market Deposit Accounts	1,401	2,881
Certificates of Deposit (Over $100M)	2,571	3,146
Certificates of Deposit (Under $100M)	4,426	5,271
Other Deposits	428	507
Interest on Short-Term Borrowings	51	88
Interest on Long-Term Borrowings	2,565	2,609
Total Interest Expense	11,442	14,502
Net Interest Income	30,752	32,336
Provision for Loan Losses	3,825	3,570
Net Interest Income After Provision for Loan Losses	26,927	28,766

Noninterest Income
Trust Fees	1,763	1,514
Service Charges on Deposit Accounts	1,661	1,837
Investment Security Gains, Net	4,632	3,850
Net Gain on Sale of Loans	471	383
Increase in Cash Surrender Value of Bank Owned Life Insurance	600	592
Other Service Fees	766	716
Other Income	436	442
Total Noninterest Income	10,329	9,334

Noninterest Expense
Salaries	12,637	12,040
Employee Benefits	2,972	3,624
Occupancy Expense of Company Premises	1,977	2,002
Furniture and Equipment Expense	936	1,039
Computer Service Fees	1,715	1,706
Advertising and Marketing	510	528
Professional Fees	2,072	940
FDIC Premium Assessment	1,818	2,080
Loan Collection Expense	548	694
Other Miscellaneous Expenses	3,505	3,457
Total Noninterest Expense	28,690	28,110
Income Before Taxes	8,566	9,990
Income Taxes	(2,242)	(2,589)
Net Income	$6,324	$7,401

Basic and Diluted Earnings Per Share	$0.59	$0.70

See accompanying notes to consolidated financial statements.

57-K

Index

The Wilber Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury	Restricted
in thousands except share and per share data	Stock	Capital	Earnings	Loss	Stock	Stock	Total
Balance at December 31, 2008	$140	$4,224	$93,966	$(2,560)	$(28,311)	$-	$67,459
Comprehensive Income:
Net Income	-	-	7,401	-	-	-	7,401
Change in Net Unrealized Gain on Securities, Net of
Taxes	-	-	-	(1,281)	-	-	(1,281)
Change In Net Actuarial Loss on Defined Benefit Plan,
Net of Taxes	-	-	-	973	-	-	973
Change in Net Actuarial Loss on Split-Dollar Life
Insurance Benefit	-	-	-	2	-	-	2
Total Comprehensive Income							7,095
Cash Dividends ($0.275 per share)	-	-	(2,890)	-	-	-	(2,890)
Sale of Treasury Stock under Dividend Reinvestment and
Direct Stock Purchase Plan (184,405)	-	-	(255)	-	1,510	-	1,255
Balance at December 31, 2009	$140	$4,224	$98,222	$(2,866)	$(26,801)	$-	$72,919
Comprehensive Income:
Net Income	-	-	6,324	-	-	-	6,324
Change in Net Unrealized Gain/Loss on Securities,
Net of Taxes	-	-	-	(1,877)	-	-	(1,877)
Change In Net Actuarial Loss on Defined Benefit
Plan, Net of Taxes	-	-	-	(872)	-	-	(872)
Change in Net Actuarial Loss on Split-Dollar Life
Insurance Benefit	-	-	-	(50)	-	-	(50)
Total Comprehensive Income							3,525
Cash Dividends ($0.18 per share)	-	-	(1,927)		-	-	(1,927)
Sale of Treasury Stock under Dividend Reinvestment
and Direct Stock Purchase Plan (31,273 shares)	-	-	(49)	-	256	-	207
Issuance of Restricted Stock (910 shares)	-	-	(2)	-	8	(6)	-
Amortization of Restricted Stock	-	-	-	-	-	1	1
Balance at December 31, 2010	$140	$4,224	$102,568	$(5,665)	$(26,537)	$(5)	$74,725

See accompanying notes to consolidated financial statements.

58-K

Index

The Wilber Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
in thousands	2010	2009
Cash Flows from Operating Activities:
Net Income	$6,324	$7,401
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	3,825	3,570
Depreciation and Amortization	1,311	1,658
Net Amortization of Premiums and Accretion of Discounts on Investments	1,124	637
Net Loss on Disposal of Fixed Assets	9	4
Available-for-Sale Security Gains, net	(4,542)	(3,676)
Deferred Income Tax Expense	296	382
Other Real Estate Losses	218	149
Increase in Cash Surrender Value of Bank Owned Life Insurance	(600)	(592)
Net Decrease in Trading Securities	187	164
Net Gains on Trading Securities	(90)	(174)
Net Gain on Sale of Mortgage Loans	(471)	(383)
Originations of Mortgage Loans Held for Sale	(19,642)	(17,616)
Proceeds from Sale of Mortgage Loans Held for Sale	19,446	17,541
Settlement of Split-Dollar Life Insurance Benefit	-	(769)
Contribution to Pension Plan	(3,000)	(1,000)
Increase in Other Assets	(2,639)	(6,086)
Decrease in Other Liabilities	(453)	(535)
Net Cash Provided by Operating Activities	1,303	675
Cash Flows from Investing Activities:
Proceeds from Maturities of Held-to-Maturity Investment Securities	23,690	13,985
Proceeds from Maturities of Available-for-Sale Investment Securities	45,497	56,048
Proceeds from Sales and Calls of Available-for-Sale Investment Securities	171,769	120,286
Purchases of Held-to Maturity Investment Securities	(17,526)	(39,078)
Purchases of Available-for-Sale Investment Securities	(248,123)	(131,784)
Net Decrease (Increase) in Other Investments	197	(248)
Net Decrease (Increase) in Loans	56,925	(7,944)
Purchase of Premises and Equipment, Net of Disposals	(341)	(478)
Proceeds from Sale of Premises and Equipment	35	-
Proceeds from Sale of Other Real Estate	2,341	114
Proceeds from Sale of Commercial Loan	2,300	-
Net Cash Provided by Investing Activities	36,764	10,901
Cash Flows from Financing Activities:
Net (Decrease) Increase in Demand, Savings, NOW,
Money Market and Other Deposits	(27,817)	38,622
Net Decrease in Certificates of Deposit	(9,476)	(50,755)
Net Increase (Decrease) in Short-Term Borrowings	3,310	(8,778)
Increase in Long-Term Borrowings	50	5,057
Repayment of Long-Term Borrowings	(5,014)	(4,465)
Sale of Treasury Stock	207	1,255
Cash Dividends Paid	(1,927)	(2,890)
Net Cash Used in Financing Activities	(40,667)	(21,954)
Net Decrease in Cash and Cash Equivalents	(2,600)	(10,378)
Cash and Cash Equivalents at Beginning of Period	34,043	44,421
Cash and Cash Equivalents at End of Period	$31,443	$34,043
Supplemental Disclosures of Cash Flow Information:
Cash Paid during Period for:
Interest	$11,668	$15,092
Income Taxes	3,142	3,521
Non Cash Investing Activities:
Change in Net Unrealized Gain/Loss on Securities, Net of Tax	(1,877)	(1,281)
Transfer of Loans to Other Real Estate	2,510	1,654
Transfer of Loans to Loans Held for Sale	2,300	-

See accompanying notes to consolidated financial statements.

59-K

Index

Note 1. Summary of Significant Accounting Policies

The Wilber Corporation (“Company”) operates 22 branches serving Otsego, Delaware, Schoharie, Ulster, Chenango, Onondaga, Saratoga, and Broome Counties through its wholly-owned subsidiary Wilber National Bank (“Bank”), and also operates a representative office in Saratoga County.  The Parent Company's primary source of revenue is interest earned on commercial, mortgage, and consumer loans to customers of the Bank who are predominately individuals and small and middle-market businesses.  Collectively, the Parent Company and the Bank are referred to herein as “the Company.”

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

Investment securities are reviewed quarterly for other than temporary impairment (“OTTI”).  All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI.  The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position.  If the Company intends to sell the security or, if it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the respective loss is recorded as non-interest expense in the Consolidated Statements of Income.  If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in the Consolidated Statement of Income.

60-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

The remaining impairment would be recorded in OCI.  A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest expense on the Consolidated Statement of Income.

Loans — Loans are reported at their outstanding principal balance plus standard costs and other deferred costs less deferred fees received.  Interest income on loans is accrued based upon the principal amount outstanding less the amortization of the total deferred costs over the life of the loan plus the accretion of the deferred fees over the life of the loan.  Included in the Indirect installment loan balances are the prepaid dealer reserve costs which are the deferred costs associated with the origination of these loans.

Loans, including impaired loans, are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful.  Loans are transferred to non-accrual status generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes that circumstances indicate the borrower may be unable to meet contractual principal or interest payments.  When a loan is transferred to nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period.  Interest accrued in a prior period and not collected is charged off against the allowance for loan losses.  When, in the opinion of management, the collection of principal appears unlikely, the loan balance is charged off in total or in part.

Nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.  If the loan eventually returns to accrual status, the interest income due to the interest payments previously applied to principal during the time the loan was on nonnaccrual would be amortized over the remaining term of the loan.  Payments received on loans carried as nonaccrual are generally applied as a reduction to the outstanding loan balance on the Company’s books.  When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis.

Commercial loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring (“TDR”).

A loan is considered to be a TDR when the Company grants a concession to the borrower for legal or economic reasons because of the borrower’s financial condition that would not otherwise be considered.  Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are more favorable than the current market rate for new obligations with similar risk.  TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from TDR status after a period of performance.

Allowance for Loan Losses — The allowance for loan losses is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio.  The allowance is determined based upon numerous considerations including local economic conditions; the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics; a review of the value of collateral supporting the loans; comprehensive reviews of the loan portfolio by the external loan review function and management; as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs.  As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loan losses.

The allowance for loan losses related to impaired loans is based on one of three methodologies, either: 1) the discounted cash flows using the loan’s initial effective interest rate, 2) the market value of the loan, or 3) the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans).  The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

Management maintains an allowance for loan losses that it deems adequate to cover the risk inherent in the loan portfolio.  Management uses available information to recognize loan losses.  However, future additions or reductions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Other Real Estate Owned (“OREO”) — OREO generally consists of properties formerly pledged as collateral on loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure or in-substance foreclosure actions.  Less frequently, Bank premises and equipment will be placed into OREO if the original intention

61-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

to conduct Bank operations out of these locations has changed and the Bank decides to make these properties available for sale.

When a property is initially placed into OREO, it is carried at the fair value of the real estate less estimated costs to sell.  This is termed the “cost basis” of the property.  Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan losses.  If the loan amount is less than the fair value less costs to sell; the difference is credited to the allowance for loan losses to the extent of previous charge-offs, with the remainder credited to noninterest expense.

Subsequent appraisals may yield the fair value less costs to sell to be less than the cost basis.  This write-down will require an increase to the valuation allowance on the specific OREO property which is handled within a sub-ledger, and an associated reduction to OREO with the loss recognized in noninterest expense.  If a subsequent appraisal yields a fair value less costs to sell to be greater than the cost basis of the property, the write-up will cause the valuation allowance on the specific OREO property to be reduced to zero, but never negative.  Hence, the fair value less costs to sell of an OREO property can never exceed its initial cost basis.

Any expenses incurred for a property in OREO, including taxes, insurance, utilities and maintenance, would be charged to noninterest expenses.  Any rental income received by an OREO property would be credited to noninterest income.  Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Bank Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets, which range from 15 to 39 years for buildings and from 3 to 20 years for furniture and equipment.  Land is carried at cost.  Maintenance and repairs are charged to expense as incurred.  It is the Company’s policy to directly expense capital items in amounts less than $2,000.

Bank-Owned Life Insurance (“BOLI”) — BOLI is stated on the Company's Consolidated Statements of Condition at its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's Consolidated Statements of Income.

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

Goodwill impairment tests are performed on an annual basis, and when events or circumstances dictate that re-evaluation is warranted.  In these tests, the fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of carrying value over fair value.

Pension — The Company maintains a noncontributory, defined benefit pension plan that was frozen effective February 28, 2006.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  Costs associated with this plan are based on actuarial computations of current and future benefits for employees and are charged to current operating expenses.  Gains and losses, prior service costs or credits, and transition assets or obligations that had not yet been included in net periodic benefit cost are recognized as components of the ending balance of accumulated other comprehensive income, net of tax.

401K Plan — The Bank maintains a 401K plan for its employees.  The Company makes contributions to the plan at 3% per annum pursuant to the plan’s safe harbor provision.

Supplemental Executive Retirement Plan (“SERP”) — The Bank has executed SERP agreements with two former executives.  Monthly a distribution is made to each retired executive per the benefits defined in the agreement.  The SERP is recorded as an Other Benefits expense with an offsetting liability to Deferred Compensation.

62-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

Split-Dollar Life Insurance Plan — The Company provides a split-dollar life insurance plan to five former executives  The post retirement aspect of the split-dollar life insurance arrangement is recognized as a liability on the Consolidated Statements of Condition.  The benefit obligation is re-evaluated annually and is recorded as a change to the Company’s liability with an offsetting amount recorded in other comprehensive income.  The cost of insurance is recognized through the Consolidated Statements of Income.

Treasury Stock — Treasury stock acquisitions are recorded at cost.  Subsequent sales of treasury stock are recorded on an average cost basis.  Gains on the sale of treasury stock are credited to additional paid-in-capital.  Losses on the sale of treasury stock are charged to additional paid-in-capital to the extent of previous gains, or otherwise charged to retained earnings.

Dividend Reinvestment and Direct Stock Purchase Plan (“DRSPP”) — Issuance of the Company’s common stock under the Board approved DRSPP will be administered and recorded on the Company’s books in accordance with the prospectus and registration statement on file with the SEC.  The DRSPP was suspended on October 22, 2010 as a result of the Definitive Merger Agreement with Community Bank System, Inc. (“CBSI”).

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

Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Entities with complex capital structures must also present diluted EPS, which reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.  The Company’s diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of the restricted stock awards.

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

Recently Adopted Accounting Pronouncements — On January 1, 2010, the Company adopted the provisions of the Accounting Standards Codification (“ASC”) Topic 860-10-50, Transfers and Servicing-Overall-Disclosures as updated by Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets.  The standard enhances the reporting for transfers of financial assets, including securitization transactions.  It also requires companies to report where they have continuing exposure to the risks related to transferred financial assets and eliminates the concept of a "qualifying special-purpose entity.”  In addition, it changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period.  This standard also requires additional year-end and interim disclosures.  The standard must be applied to transfers that occurred before and after its effective date.  The adoption of ASC Topic 860-10-50 had no impact on the Company’s financial statements.

63-K

Index

Note 1. Summary of Significant Accounting Policies, Continued

In January 2010, an amendment to ASC Topic 505 Equity, ASU 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash was provided to address diversity in practice related to the accounting for the distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can receive in aggregate.  The update clarifies that the stock portion of a distribution to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share.  This update had no impact on the Company’s financial statements.

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

In April 2010, the FASB issued an update to ASC Topic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit, ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.  This updates a previous standard so that modifications of loans accounted for within a pool do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considered a troubled debt restructuring.  There is a one-time election to terminate accounting for loans in a pool.  The entity must continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  This update is effective for the first interim or annual period ending on or after July 15, 2010.  The adoption of this update had no impact on the Company’s financial statements.

In July 2010, the FASB issued an update to ASC Topic 310, Receivables, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses that improves the disclosures required about credit quality and the allowance for credit losses for financing receivables.  The purpose of the additional disclosures is meant to improve the transparency of an entity’s credit risk exposure and losses and to explain the reasons for the changes in the allowance for credit losses.  Public entities will be required to provide these disclosures in all interim and annual reporting periods effective for periods ending on or after December 15, 2010.  Adoption of this update resulted in additional disclosures in the Company’s financial statements at December 31, 2010.  See Note 6 for the expanded disclosure.

In December 2010, an amendment to ASC Topic 350, Intangibles- Goodwill and Other, ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts was issued.  The update was intended to address entities with zero or negative carrying amounts because some entities came to the conclusion that Step 1 of the goodwill impairment test passed because the fair value of their reporting unit will generally be greater than zero.  This update would require that for those reporting units where the carrying amounts are zero or negative and it is more likely than not that an impairment may exist, the second step of impairment testing is required to be performed.  The adoption of this update had no impact on the Company’s financial statements.

Subsequent Events — The Company has evaluated whether any subsequent events that require recognition or disclosure have taken place through the date these financial statements were issued.  There were no subsequent events identified.

64-K

Index

Note 2. Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the potential dilutive effect that could occur upon the assumed exercise of restricted stock awards.

The following table sets forth the calculation of basic and diluted earnings per share:

	December 31,
in thousands except share and per share data	2010	2009
Basic Earnings Per Share
Net income applicable to common shareholders	$6,324	$7,401
Weighted average common shares outstanding	10,710,165	10,526,010
Basic earnings per share	$0.59	$0.70

Diluted Earnings Per Share
Net income applicable to common shareholders	$6,324	$7,401
Weighted average common shares outstanding	10,710,165	10,526,010
Effect of assumed exercise of average restricted stock shares	110	-
Diluted average common shares outstanding	10,710,275	10,526,010
Diluted earnings per share	$0.59	$0.70

Note 3. Federal Reserve Bank Requirement

The Company is required to maintain a clearing balance with the Federal Reserve Bank of New York.  The required clearing balance at December 31, 2010 was $1.300 million.

65-K

Index

Note 4. Investment Securities

The amortized cost and fair value of investment securities are shown in the table below.  The trading securities are comprised of mutual funds and individual equity and debt securities held for the Company's executive deferred compensation plan.

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$10,841	$177	$8	11,010
Mortgage-Backed Securities	194,509	617	2,687	192,439
Other	1,333	-	-	1,333
	$206,683	$794	$2,695	$204,782

Trading Portfolio	$1,030	$68	$30	$1,068

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$9,199	$211	$5	$9,405
Mortgage-Backed Securities	53,762	1,205	339	54,628
	$62,961	$1,416	$344	$64,033

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
in thousands	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Obligations of States and Political Subdivisions	$32,872	$496	$412	$32,956
Mortgage-Backed Securities	139,192	1,800	724	140,268
Other	78	-	-	78
	$172,142	$2,296	$1,136	$173,302

Trading Portfolio	$1,194	$55	$84	$1,165

Held-to-Maturity Portfolio
Obligations of States and Political Subdivisions	$14,407	$277	$6	$14,678
Mortgage-Backed Securities	54,984	832	347	55,469
	$69,391	$1,109	$353	$70,147

66-K

Index

Note 4. Investment Securities, Continued

The following tables provide information on temporarily impaired securities:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political	$1,502	$13	$-	$-	$1,502	$13
Subdivisions
Mortgage-Backed Securities	139,102	3,026	-	-	139,102	3,026
	$140,604	$3,039	$-	$-	$140,604	$3,039

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of States and Political	$10,567	$415	$67	$3	$10,634	$418
Subdivisions
Mortgage-Backed Securities	73,663	1,027	1,422	44	75,085	1,071
	$84,230	$1,442	$1,489	$47	$85,719	$1,489

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

	December 31, 2010
	Amortized	Estimated
in thousands	Cost	Fair Value
Available-for-Sale Securities
Due in One Year or Less	$1,721	$1,746
Due After One Year Through Five Years	5,629	5,762
Due After Five Years Through Ten Years	3,100	3,222
Due After Ten Years	194,900	192,719
	$205,350	$203,449

67-K

Index

Note 4. Investment Securities, Continued

	December 31, 2010
	Amortized	Estimated
in thousands	Cost	Fair Value
Held-to-Maturity Securities
Due in One Year or Less	$3,455	$3,525
Due After One Year Through Five Years	11,654	12,149
Due After Five Years Through Ten Years	5,019	5,226
Due After Ten Years	42,833	43,133
	$62,961	$64,033

Proceeds from sales and calls of available-for sale and held-to-maturity investment securities were $171.769 million and $120.286 million for the years ended December 31, 2010 and 2009, respectively.

The following table sets forth information with regard to securities gains and losses realized on sales or calls of available-for-sale and held-to-maturity securities:

	Year Ended
	December 31,
in thousands	2010	2009
Gross Gains	$4,542	$3,677
Gross Losses	-	1
Net Securities Gains	$4,542	$3,676

At December 31, 2010, we held $5.744 million of non-marketable equity securities including:  $3.683 million in Federal Home Loan Bank of New York ("FHLBNY") stock; $1.833 million equity interest in a small business investment company, Meridian Venture Partners II, L.P.; $165 thousand of Federal Reserve Bank of New York stock; $34 thousand in New York Business Development Corporation stock; and $29 thousand in a small title insurance agency.  At December 31, 2009, the estimated fair value of our nonmarketable equity securities totaled $5.941 million.

FHLBNY and Federal Reserve Bank stock totaling $3.848 million at December 31, 2010 and $4.039 million at December 31, 2009 is carried at cost as fair values are not readily determinable.  Both investments are classified in other investments on the Company's consolidated statements of condition and are required for membership.  The FHLBNY common stock we own enables us to borrow funds under the FHLBNY advance program and qualify for membership.  As a member of the FHLBNY, the Company is required to hold shares of FHLBNY stock.  The Company’s holding requirement varies based on its activities, primarily its outstanding borrowings, with the FHLBNY.  The Company conducts a periodic review and evaluation of its Federal Home Loan Bank stock to determine if any impairment exists. The factors considered include, among other things, significant deterioration in earnings performance, credit rating, asset quality; significant adverse change in the regulatory or economic environment; and other factors that raise significant concerns about the ability for a Federal Home Loan Bank to continue as a going concern.

At December 31, 2010, investment securities with an amortized cost of $184.190 million and an estimated fair value of $184.730 million were pledged as collateral for certain public deposits, borrowings, and other purposes as required or permitted by law.

68-K

Index

Note 5. Loans

Portfolio Segment and Class Level Disclosures
Portfolio segments are Residential Real Estate, Commercial Real Estate, Commercial and Consumer and are based on their differentiating product characteristics.  Further disaggregation by class for each portfolio segment is based on either the unique risk characteristics of each class and/or the ability to monitor the performance and assess the embedded credit risk allowing focused management decision making.

	December 31,
in thousands	2010	2009
Residential Real Estate	$171,072	$177,720
Commercial Real Estate	211,836	240,823
Commercial	84,643	93,928
Consumer	54,865	74,766
	$522,416	$587,237
Less: Allowance for Loan Losses	(9,657)	(8,622)
Net Loans	$512,759	$578,615

At December 31, 2010, $70.076 million in residential real estate loans were pledged as collateral for FHLBNY advances.

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

	December 31,
in thousands	2010	2009
Balance at Beginning of Year	$7,643	$11,325
Loan Payments	(4,728)	(2,117)
Decreases Due to Director and Executive Officer Attrition	(27)	(5,140)
New Loans and Advances	-	3,575
Ending Balance	$2,888	$7,643

69-K

Index

Note 6. Allowance for Loan Losses

Description of Policies and Methodologies for the Allowance for Loan and Lease Losses
The Allowance for Loan and Lease Losses ("ALLL") is a valuation reserve established and maintained to cover losses that are probable and estimable on the date of the evaluation. The reserve is maintained by charges against the Bank’s operating income for estimates of uncollectible amounts due from loans and leases within the bank’s loan/lease portfolio. The effect is to reduce the amount of the book value of the loans and leases by amounts expected to be un-collectible based upon identified risks. Management monitors a number of factors including the size and composition of the different pools of homogeneous loans and the associated historical loss factors unique to each portfolio segment, specific probable and estimable losses of loans in accordance with ASC Topic 310-10, Receivables, economic factors affecting the Bank’s service area, and the current delinquency trends within the Bank’s loan portfolio. These factors are reviewed and used to analyze the adequacy of the reserve the Bank carries for potential losses within its loan portfolio.

Charge-off Policy
The Bank maintains a charge off and partial charge down policy approved by the Board of Directors.  This policy considers whether the loan is secured or unsecured, the number of days delinquent, the fair value less costs to sell of the underlying collateral, and obligations of the borrower to taxing agencies which could cause the Bank’s security position to be potentially subordinated.  All delinquent accounts are reviewed monthly for charge off / down consideration and specific loss reserves against our commercial borrowers in accordance with ASC Topic 310-10 are reviewed monthly for similar consideration.  Loans are charged-off when they are deemed uncollectible by management.  Charge-offs less than $25 thousand are approved by the Bank’s Officers Loan Committee.  Charge-offs in excess of $25 thousand require the approval of the Bank’s Loan and Investment Committee comprised of the Company’s directors.

Risk Characteristics of Portfolio Segments
Each portfolio segment generally carries its own unique risk characteristics.

The commercial segment is impacted by general economic conditions but, more specifically, the industry segment in which each borrower participates.  Unique competitive changes within a borrower’s specific industry, or geographic location could cause significant changes in the borrower’s revenue stream, and therefore, impact its ability to repay its obligations.

Commercial real estate is also subject to general economic conditions but changes within this segment typically lag changes seen within the consumer and commercial segment.  Included within this portfolio are both owner occupied real estate, in which the borrower occupies the majority of the real estate property and upon which the majority of the sources of repayment of the obligation is dependent upon, and non-owner occupied real estate, in which several tenants comprise the repayment source for this portfolio segment.  The composition and competitive position of the tenant structure may cause adverse changes in the repayment of debt obligations for the non-owner occupied class within this segment.

The consumer and residential real estate segments are impacted by general economic conditions, unemployment rates in the Bank’s service area, real estate values and the forward expectation of improvement or deterioration in economic conditions.

Changes in the allowance for loan losses are presented in the following summary:

	Year Ended December 31,
in thousands	2010	2009
Balance at Beginning of Year	$8,622	$7,564
Provision for Loan Losses	3,825	3,570
Recoveries Credited	785	688
Loans Charged-Off	(3,575)	(3,200)
Ending Balance	$9,657	$8,622

70-K

Index

Note 6. Allowance for Loan Losses, Continued

Changes in the allowance for loan losses by portfolio segment as of December 31, 2010:

in thousands	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$1,436	$4,587	$1,443	$820	$336	$8,622
Charged-Off	(377)	(1,849)	(1,014)	(335)	-	(3,575)
Recoveries	71	251	421	42	-	785
Provision	(12)	1,700	257	902	978	3,825
Ending Balance	$1,118	$4,689	$1,107	$1,429	$1,314	$9,657

Allowance for Loan Losses:
Ending Balance
Individually evaluated for impairment	$330	$986	$25	$80	$-	$1,421
Collectively evaluated for impairment	788	3,703	1,082	1,349	1,314	8,236
	$1,118	$4,689	$1,107	$1,429	$1,314	$9,657

Loans:
Ending Balance
Individually evaluated for impairment	$825	$16,951	$34	$1,864	$-	$19,674
Collectively evaluated for impairment	83,819	194,885	54,831	170,450	-	503,985
	$84,644	$211,836	$54,865	$172,314	$-	$523,659

Description of Credit Quality Indicators
The Bank utilizes an eight tier risk rating system to evaluate the quality of its loan portfolio.

Loans risk rated “2” are termed “Virtually Risk Free” and display very strong equity, leverage and liquidity positions with strong earnings and cash flow.  These borrowers are well established, have a proven track record and possess a favorable outlook with no vulnerability to sudden economic changes.

Loans risk rated “3” are termed “Low Risk” and exhibit solid equity, low leverage and good liquidity positions.  These borrowers have a reliable earnings history, consistent cash flow, substantially exceeding debt coverage guidelines with a proven history of good decision making and solid management depth.

Loans risk rated “4” are termed “Moderate Risk” and show satisfactory leverage and liquidity positions, have a history of stable earnings, offers comfortable collateral and guarantor support and generally adheres to the repayment schedule.  New borrowers with unproven repayment records would fall into this risk rating.  These borrowers possess average management depth for the industry, and are judged moderately stable with potential susceptibility to economic or technological changes.

Loans risk rated “5” are termed “Marginally Acceptable” or “Watch”.  Borrowers in this category possess sufficient equity, acceptable leverage and adequate liquidity but generally fall below industry norms in these characteristics.  Additionally, marginal and/or decreasing earnings trends, marginal debt service coverage, some slowness in payment habits and an unstable or uncertain outlook when faced with economic downturns are characteristics of borrowers within this category.

Loans risk rated “6” are termed “Special Mention” and display strained liquidity and nominal equity, unreliable profit trends with losses and a decline in sales, marginal debt service coverage with questionable collateral or guarantor support, recurring payment slowness, and requests for working capital advances.  These borrowers also show susceptibility to economic downturns or technological change.

Loans risk rated “7” are termed “Substandard”.  Borrowers are highly leveraged and / or with poor liquidity, report substantial losses or a loss of a major customer, are unable to service debt, and display insufficient collateral support with minimal guarantor support.  These borrowers can display chronic delinquencies or overdrafts, poor management decision making and possess a very unfavorable outlook, with a nominal likelihood of surviving economic or technological change.  These borrowers are typically classified to potential problem loan or nonaccrual status.

71-K

Index

Note 6. Allowance for Loan Losses, Continued

Loans risk rated “8” are termed “Doubtful” and are insolvent and / or illiquid, report severe losses with an uncertain sales picture and with the possible loss of key suppliers, show inadequate cash flow and insufficient collateral protection, are either severely past due or are no longer making payments, and display severe industry competitive disadvantages.

Loans risk rated “9” are termed “Loss” and are considered uncollectible and their continuance as a bankable asset is no longer warranted

Loans risk rated from “6” through “9” are called “criticized” loans according to the Bank’s loan rating system.  Loans risk rated “7” through “9” are called classified loans.  Collateral is internally reviewed quarterly with external appraisals required at least every 18 months for loans risk rated “7” through “9” and 24 months for loans risk rated “6”.

Each portfolio segment requires some unique credit quality indicators.  The consumer and residential real estate segments utilize consumer credit scores from external rating agencies of each new borrower, current delinquency rates, and loan to value ratios of the underlying collateral.  Consumer and residential real estate loans are risk rated 4 at their outset and are maintained at this risk rating under a timely payment status.  Any delinquencies beyond 30 days will cause the assigned risk rating to deteriorate.  The Commercial segment assigns one of eight risk ratings to a commercial borrower or relationship governed by the factors indicated below.  The Bank groups borrowers risk rated from 2 to 5, as “Pass” Credits and so indicated in the accompanying tables.  Borrowers risk ratings are described above.

Credit quality indicators by class level as of December 31, 2010:

in thousands	Commercial and Industrial	Commercial Agricultural IDA and Other	Commercial Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Consumer Installment Loans	Consumer Other	Residential Multi-Family	Residential Home Equity Line of Credit	Residential 1st and 2nd Mortgages and Other	Total
Pass	$54,466	$25,170	$3,223	$70,385	$104,888	$52,556	$2,181	$26,428	$29,058	$109,473	$477,828
6 - Special Mention	2,136	1,405	6,130	2,621	2,985	56	9	1,779	42	852	18,015
7- Substandard	1,188	198	644	9,862	11,098	38	10	916	1,139	2,527	27,620
8 - Doubtful	81	-	-	-	-	15	-	-	15	85	196
Total¹	$57,871	$26,773	$9,997	$82,868	$118,971	$52,665	$2,200	$29,123	$30,254	$112,937	$523,659

¹ The above table includes loans held for sale of $1.243 million.

The following table sets forth information with regards to non-performing loans:

	Year Ended December 31,
in thousands	2010	2009
Loans in Non-Accrual Status	$19,833	$12,149
Loans Contractually Past Due 90 Days or More and Still Accruing Interest	127	731
Total Non-Performing Loans	$19,960	$12,880

Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $1.071 million and $640 thousand would have been recorded for the years ended December 31, 2010 and 2009, respectively.

72-K

Index

Note 6. Allowance for Loan Losses, Continued

Age analysis of past due loans by class level as of December 31, 2010:

in thousands	30-89 Days Past Due Accruing	90+ Days Past Due Accruing	Total Past Due Accruing	Nonaccrual	Current	Total Loans Receivable
Commercial
Commercial and Industrial	$146	$-	$146	$599	$57,124	$57,869
Agricultural, IDA and Other	-	-	-	326	26,448	26,774
Commercial Real Estate			-
Construction	-	-	-	617	9,380	9,997
Owner Occupied	174	-	174	7,887	74,807	82,868
Non-Owner Occupied	667	-	667	8,541	109,763	118,971
Consumer			-
Installment Loans	594	25	619	94	51,952	52,665
Other	5	-	5	-	2,195	2,200
Residential Real Estate			-
Multi-Family	-	-	-	657	28,464	29,121
Home Equity Line of Credit	-	15	15	42	30,198	30,255
1st & 2nd Mortgages, Other	856	87	943	1,070	110,926	112,939
Total¹	$2,442	$127	$2,569	$19,833	$501,257	$523,659

¹The above table includes loans held for sale of $1.243 million.

Policy and Factors Considered for Impairment Assessment
In accordance with ASC Topic 310-10, loans individually assessed for impairment utilize external appraisals from Bank approved sources when arriving at the fair value of collateral less cost to sell.  Costs to sell would include all transaction costs expected such as brokerage and legal fees, costs to bring the property into a saleable condition and any related title transfer fees.  Other considerations for impairment assessment would include any senior claims on collateral.  Commercial Real Estate collateral is subject to stress testing which would reveal the impact that changing interest capitalization rates would have on underlying collateral values.  Collateral supporting commercial loans would include accounts receivable, inventory, and equipment.  Each of these asset categories are assessed for the cash that can be received in the current market condition for each of these asset types.

The following provides information on impaired loans as of the following period ends:

	As of and For the Year Ended December 31,
in thousands	2010	2009
Impaired Loans	$19,674	$12,957
Allowance for Impaired Loans	1,421	721
Average Recorded Investment in Impaired Loans	20,333	12,171

At December 31, 2010, $4.714 million of the impaired loans had a specific reserve allocation of $1.421 million compared to $5.844 million of impaired loans at December 31, 2009 with a related reserve allocation of $721 thousand.

The Company recorded interest income related to impaired loans of $5 thousand and $82 thousand for the years ended December 31, 2010 and 2009, respectively.

73-K

Index

Note 6. Allowance for Loan Losses, Continued

Details of impaired loans by class level as of December 31, 2010:

in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Commercial
Commercial and Industrial	$82	$154	$-	$536	$-
Agricultural, IDA and Other	326	460	-	328	-
Commercial Real
Construction	575	1,027	-	1,355	-
Owner Occupied	5,311	5,719	-	6,613	-
Non-Owner Occupied	6,878	8,221	-	4,355	-
Consumer
Installment Loans	4	4	-	4	-
Other	-	1	-	-	-
Residential Real Estate
Multi-Family	620	651	-	488	-
Home Equity Line of Credit	41	49	-	66	-
1st & 2nd Mortgages, Other	1,123	1,240	-	1,030	3
With an Allowance
Commercial
Commercial and Industrial	$417	$602	$330	$414	$-
Commercial Real Estate
Construction	69	70	70	54	-
Owner Occupied	2,517	2,685	732	1,767	-
Non-Owner Occupied	1,601	1,625	184	3,181	-
Consumer
Installment Loans	28	28	23	31	2
Other	2	2	2	2	-
Residential Real Estate
Home Equity Line of Credit	80	80	80	109	-
Total
Commercial	$825	$1,216	$330	$1,278	$-
Commercial Real Estate	16,951	19,347	986	17,325	-
Consumer	34	35	25	37	2
Residential Real Estate	1,864	2,020	80	1,693	3
	$19,674	$22,618	$1,421	$20,333	$5

74-K

Index

Note 7. Commitments and Contingencies

Credit Commitments
Financial instruments whose contract amounts represent credit risk consist of the following:

	December 31,
in thousands	2010	2009
Commitments to Extend Credit	$75,009	$96,859
Commercial Letters of Credit	-	1,396
Standby Letters of Credit	10,165	12,055

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

The estimated fair value of the Company’s standby letters of credit was $10 thousand and $16 thousand at December 31, 2010 and December 31, 2009, respectively.  The estimated fair value of standby letters of credit at their inception is equal to the fee that is charged to the customer by the Company.  Generally, the Company’s standby letters of credit have a term of one year.  In determining the fair values disclosed above, the fees were reduced on a straight-line basis from the inception of each standby letter of credit to the respective dates above.

Operating Lease Obligations
Future payments under operating lease obligations as of December 31, 2010 are as follows:

in thousands	Amount
2011	$441
2012	430
2013	289
2014	240
2015	240
Thereafter	1,465

Legal Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company.  After consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial position.

75-K

Index

Note 8. Premises and Equipment

	December 31,
in thousands	2010	2009
Land	$589	$589
Buildings	8,112	8,104
Furniture, Fixtures and Equipment	6,247	6,289
Construction in Progress	121	-
	$15,069	$14,982
Less: Accumulated Depreciation	(9,602)	(8,978)
	$5,467	$6,004

Depreciation expense was $831 thousand and $951 thousand for the years ended December 31, 2010 and 2009, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill and intangible assets are presented in the following table:

	December 31,
in thousands	2010	2009
Goodwill	$4,619	$4,619

Amortization expense on intangible assets was $8 thousand for 2010 and $99 thousand for 2009.  The core deposit intangible was amortized over a weighted average period of approximately five years and was fully amortized in 2010.

Note 10. Deposits

The following table sets forth contractual maturities of all other time deposits:

	December 31, 2010
in thousands	Amount	%
2011	$130,941	46.56
2012	43,300	15.40
2013	44,700	15.89
2014	40,630	14.45
2015	5,061	1.80
Thereafter	16,588	5.90
	$281,220	100.00

At December 31, 2010, Automatic Savings Club accounts totaling $236 thousand are included as a component of Other Deposits in the Company's consolidated statements of condition.  These accounts are considered time deposits with a one-year maturity and are scheduled to mature in 2011, but are excluded from this maturity schedule.

76-K

Index

Note 11. Borrowings

The following is a summary of borrowings:

	December 31,
in thousands	2010	2009
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	$14,362	$12,165
Treasury Tax and Loan Notes	1,598	485
Total Short-Term Borrowings	$15,960	$12,650

Long-Term Borrowings:
Capitalized Lease Obligations	229	312
Advances from Federal Home Loan Bank of New York
Bearing Interest at 3.85%, Due January 2010	-	37
Bearing Interest at 3.12%, Due March 2011	185	727
Bearing Interest at 5.89% to 5.95%, Due July 2011	147	357
Bearing Interest at 5.30%, Due December 2011	271	508
Bearing Interest at 4.11%, Due January 2012	187	341
Bearing Interest at 4.69%, Due March 2012	5,000	5,000
Bearing Interest at 4.34%, Due March 2012, Callable March 2011	5,000	5,000
Bearing Interest at 4.33%, Due April 2012, Callable January 2011	10,000	10,000
Bearing Interest at 4.45%, Due October 2012	2,500	2,500
Bearing Interest at 4.17%, Due July 2013	1,677	2,260
Bearing Interest at 4.97%, Due October 2014	1,505	1,844
Bearing Interest at 4.42%, Due January 2015	471	571
Bearing Interest at 3.85%, Due January 2015	2,509	3,054
Bearing Interest at 3.91%, Due April 2015	3,369	4,041
Bearing Interest at 4.80%, Due May 2015	3,077	3,252
Bearing Interest at 4.31%, Due November 2015	4,000	4,000
Bearing Interest at 6.26%, Due July 2016	490	560
Bearing Interest at 3.22%, Due December 2016	4,407	5,000
Bearing Interest at 5.77%, Due December 2016	1,022	1,158
Bearing Interest at 6.04%, Due January 2017	522	589
Bearing Interest at 4.12%, Due May 2018, Callable May 2013	3,500	3,500
Bearing Interest at 4.94%, Due July 2018	2,426	2,680
Bearing Interest at 6.46%, Due July 2021	343	365
Bearing Interest at 5.07%, Due January 2025	3,135	3,283
Total Advances from Federal Home Loan Bank of New York	55,743	60,627
Total Long-Term Borrowings	$55,972	$60,939

Borrowings from the Federal Home Loan Bank of New York ("FHLBNY") are collateralized by mortgage loans and mortgage-backed securities.  At December 31, 2010, $16.000 million of the long term borrowings were collateralized by securities with an amortized cost and estimated fair value of $26.918 million and $27.078 million respectively.  The remaining long term borrowings totaling $39.743 million are collateralized by the Company's mortgage loans.  Based on the Banks’ current collateral and outstanding borrowings at FHLBNY, the total borrowing potential was $11.779 million at December 31, 2010.

At December 31, 2009, $16.000 million of the long term borrowings were collateralized by securities with an amortized cost and estimated fair value of $20.658 million and $21.269 million, respectively.  The remaining long term borrowings totaling $44.627 million are collateralized by the Company's mortgage loans.  Based on outstanding borrowings at FHLBNY, the total potential borrowing capacity on this line was $16.832 million at December 31, 2009.

77-K

Index

Note 11. Borrowings, Continued

Information related to short-term borrowings is as follows:

	As of and For the
	Year Ended December 31,
in thousands	2010	2009
Outstanding Balance at End of Period	$15,960	$12,650
Average Interest Rate at End of Period	0.34%	0.43%
Maximum Outstanding at any Month-End	16,152	21,137
Average Amount Outstanding during Period	13,226	16,604
Average Interest Rate during Period	0.39%	0.53%

Average amounts outstanding and average interest rates are computed using weighted daily averages.

Securities sold under agreements to repurchase included in short-term borrowings represent the purchase of interests in government securities by the Bank’s customers or other third parties, which are repurchased by the Bank on the following business day or at stated maturity. The underlying securities are held in a third party custodian account and are under the Company’s control.  The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $20.724 million and $20.805 million, respectively, at December 31, 2010.  The amortized cost and estimated fair value of securities pledged as collateral for repurchase agreements was $17.461 million and $17.462 million, respectively, at December 31, 2009.  These amounts are included in the total of investment securities pledged disclosed in the Investment Securities Note 4.

Note 12. Employee Benefit Plans

Pension Plan
The Company's defined benefit pension plan has been frozen since February 2006.  Under the frozen plan, no future benefits will be accrued for plan participants, nor will any new participants be enrolled in the plan.  This plan is sponsored by the Company's bank subsidiary.  Prior to being frozen, the plan covered employees who had attained the age of 21 and completed one year of service. Although the plan was frozen, the Company maintains the responsibility for funding the plan.  The Company's funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements. The funded status of the Company’s defined benefit pension plan has and will continue to be affected by market conditions.  We expect to continue to fund this plan on an as needed basis and do not foresee any issues or conditions that could negatively impact the payment of benefit obligations to plan participants.  The Company elected to make a contribution in the amount of $3.000 million in 2010.  Plan assets consist primarily of marketable fixed income securities and common stocks. Plan benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of employment.

78-K

Index

Note 12. Employee Benefit Plans, Continued

The following table sets forth the changes in the plan's projected benefit obligation and plan assets and the plan's funded status and amounts recognized in the consolidated statements of condition based on a December 31, measurement date.

in thousands	2010	2009
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$17,024	$16,205
Service Cost	128	151
Interest Cost	957	961
Actuarial Loss and Expected Expenses	1,808	642
Benefits Paid	(1,044)	(935)
Projected Benefit Obligation at End of Year	$18,873	$17,024

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$18,271	$15,336
Actual Gain on Plan Assets and Actual Expenses	1,393	2,870
Employer Contribution	3,000	1,000
Benefits Paid	(1,044)	(935)
Fair Value of Plan Assets at End of Year	$21,620	$18,271

Funded Status at End of Year	$2,747	$1,247

The amount totaling $2.747 million at December 31, 2010, was recognized as a Pension Asset in the consolidated statement of condition.

Amounts recognized in accumulated other comprehensive income, pretax, consist of the following at December 31,:

in thousands	2010	2009
Net Loss	$7,056	$5,635

The following table presents a comparison of the accumulated benefit obligation and plan assets:

in thousands	2010	2009
Projected Benefit Obligation	$18,873	$17,024
Accumulated Benefit Obligation	18,873	17,024
Fair Value of Plan Assets	21,620	18,271

Components of Net Periodic Benefit Cost are:

in thousands	2010	2009
Service Cost	$128	$151
Interest Cost	957	961
Expected Return on Plan Assets	(1,335)	(1,117)
Amortization of Net Actuarial Loss	328	475
	$78	$470

79-K

Index

Note 12. Employee Benefit Plans, Continued

Amounts recognized in other comprehensive income, pretax, during 2010 and 2009 consist of the following:

in thousands	2010	2009
Net Actuarial Loss (Gain)	$1,750	$(1,111)
Amortization of Net Actuarial Loss	(328)	(475)
	$1,422	$(1,586)

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.  We expect that $459 thousand of net actuarial loss included in accumulated other comprehensive loss at December 31, 2010 will be recognized as components of net periodic benefit cost in 2011.

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of:

	2010	2009
Discount Rate	5.24%	5.78%
Expected Return on Plan Assets	7.50%	7.50%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the plan for the years ended December 31,:

	2010	2009
Discount Rate	5.78%	6.10%
Expected Return on Plan Assets	7.50%	7.50%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

in thousands
2011	$1,093
2012	1,118
2013	1,142
2014	1,214
2015	1,220
2016-2020	6,211

Investment Strategy
The plan assets are invested in the New York State Bankers Retirement System (the "System"), which was established in 1938 to provide for the payment of benefits to employees of participating banks.  The System is overseen by a Board of Trustees who meet quarterly and set the investment policy guidelines.  The System utilizes two investment management firms, (which will be referred to as Firm I and Firm II).  Firm I is investing approximately 56% of the total portfolio and Firm II is investing approximately 44% of the portfolio, each firm operates under a separate written investment policy approved by the Board of Trustees.  The System's investment objective is to exceed the investment benchmarks in each asset category.  Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.

The System's overall investment strategy is to achieve a mix of approximately 97% of investments for long‐term growth and 3% for near‐term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for System assets are shown in the table below. Cash equivalents consist primarily of short term investment funds. Equity securities primarily include investments in common stock and depository receipts. Fixed income securities include corporate bonds, government issues and mortgage backed securities. Other financial instruments primarily include rights and warrants.

80-K

Index

Note 12. Employee Benefit Plans, Continued

The weighted average expected long‐term rate of return is estimated based on current trends in System’s assets as well as projected future rates of return on those assets and reasonable actuarial assumptions for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long‐term rate of return:

Equity securities	Dividend discount model, the smoothed earnings yield model and equity risk premium model.

Fixed income securities	Current yield-to maturity and forecasts of future yields.

Other financial instruments	Comparison of the specific investment's risk to that of fixed income and equity instruments and using judgment.

The long term rate of return considers historical returns.  Adjustments were made to historical returns in order to reflect expectations of future returns.  These adjustments were due to factor forecasts by economists and long-term U.S. Treasury yields to forecast long-term inflation.  In addition, forecasts by economists and others for long-term gross domestic product growth were factored into the development of assumptions for earnings growth and per capital income.

Effective March 2009, the System revised its investment guidelines.  The System currently prohibits its investment managers from purchasing the following investments:

Equity securities	Securities in emerging market countries as defined by the Morgan Stanley Emerging Markets Index, short sales, unregistered securities and margin purchases.

Fixed income securities
Securities of BBB rating or less, collateralized mortgage obligations that have an inverse floating rate and whose payments don't include principal, commercial mortgage-backed securities or commercial property mortgages which aren't certified and guaranteed by the U.S. Government, asset-backed securities that aren't issued or guaranteed by the U.S. Government, or its agencies or its instrumentalities, non-agency residential subprime or ALT-A mortgage-backed securities and structured notes.

Other financial instruments	Unhedged currency exposure in countries not defined as "high income economies" by the World Bank.

All other investments not prohibited by the System are permitted.  At December 31, 2010, the System holds certain investments which are no longer deemed acceptable to acquire.  These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the System.

	Target Allocation	Percentage of Plan Assets at December 31
Asset Category	2011	2010	2009
Cash equivalents	0 - 20%	11.2%	13.8%
Equity securities	40 - 60%	48.2%	45.7%
Fixed income securities	40 - 60%	40.6%	40.5%
Other financial instruments	0 - 5%	0.0%	0.0%

81-K

Index

Note 12. Employee Benefit Plans, Continued

Fair value is defined under ASC Topic 820, Fair Value Measurements and Disclosures, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under ASC Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Investments valued using the Net Asset Value, ("NAV") are classified as level 2 if the System can redeem its investment with the investee at the NAV at the measurement date.  If the System can never redeem the investment with the investee at the NAV, it is considered a level 3.  If the System can redeem the investment at the NAV at a future date, the System's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

At December 31, 2010, approximately 11% of the portfolio was invested in the State Street Bank & Trust Short Term Investment Fund.

In accordance with ASC Topic 820, the following table, (rounded to the nearest thousands), represents the Plan’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of December 31, 2010.

	Level 1	Level 2	Level 3	Total Fair
in thousands	Inputs	Inputs	Inputs	Value
Cash Equivalents:
Foreign Currencies	$47	$-	$-	$47
Short-term Investment Funds¹	-	2,381	-	2,381
Total Cash Equivalents	47	2,381	-	2,428

Equities:
U.S. Large Cap	6,028	-	-	6,028
U.S. Mid Cap	616	-	-	616
U.S. Small Cap	46	-	-	46
International	3,739			3,739
Total Equities	10,429	-	-	$10,429

Fixed Income Securities:
Corporate Bonds
Rated single A or higher by S&P	-	1,179	-	1,179
Rated below single A by S&P	-	828	-	828
Government Issues	-	6,285	-	6,285
Collateralized Mortgage Obligations
Rated single A or higher by S&P	-	325	-	325
Rated below single A by S&P	-	146	-	146
Total Fixed Income Securities	-	8,763	-	8,763
Total Plan Investments	$10,476	$11,144	$-	$21,620

¹ Fair value at NAV.

82-K

Index

Note 12. Employee Benefit Plans, Continued

The following table (rounded to the nearest thousands) represents the Plan’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of December 31, 2009.

in thousands	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash Equivalents:
Short-term Investment Funds	$-	$2,478	$-	$2,478

Equities:
Common Stock	8,181	-	-	8,181
Depository Receipts	113	-	-	113
Other Equities	90	-	-	90
Total Equities	8,384	-	-	8,384

Fixed Income Securities:
Corporate Bonds	-	1,742	-	1,742
Government Issues	-	3,044	-	3,044
Collateralized Mortgage Obligations	-	442	-	442
FHLMC	-	739	-	739
FNMA	-	1,140	-	1,140
GNMA I	-	200	-	200
Other Fixed Income Securities	-	102	-	102
Total Fixed Income Securities	-	7,409	-	7,409
Total Plan Investments	$8,384	$9,887	$-	$18,271

Discount Rate - Annually, the Company establishes a discount rate to determine the value of the plan's benefit obligation.  The Company uses the Citigroup Pension Liability Spot Rate Index ("CPLSRI") as a basis for determining the discount rate for the plan.  A weighted average CPLSRI is developed based on the anticipated benefit payments to arrive at the plan's discount rate.

Expected Long-Term Rate of Return - The expected long-term rate-of-return on the plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year.  In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment.  Average rates of return over the past 1, 3, 5, and 10-year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

Supplemental Retirement Income Agreement
In addition to the Company’s noncontributory defined benefit pension plan, there are two supplemental employee retirement plans for two former executives.  The amount of the liabilities recognized in the Company’s consolidated statements of condition associated with these plans was $897 thousand at December 31, 2010 and $900 thousand at December 31, 2009.  For the years ended December 31, 2010, and 2009, the Company recognized $94 thousand, and $8 thousand, respectively, of expense related to those plans.  The discount rate used in determining the actuarial present values of the projected benefit obligations was 5.60% at December 31, 2010.

Defined Contribution Plan
Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) Plan.  Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limits.  Under the Safe Harbor provision of the Plan, the Company makes an annual qualified nonelective contribution equal to 3% of the participant's compensation for the plan year.  The Company did not make additional discretionary profit sharing contributions in 2010 or 2009.  The expense included in employee benefits in the consolidated statements of income for this plan amounted to $364 thousand and $405 thousand in 2010 and 2009, respectively.

Split-Dollar Life Insurance Benefit
The following table sets forth the components of Split-Dollar Life Insurance expense (benefit) as well as changes in the plan's projected benefit obligation and plan assets and the plan's funded status and amounts recognized in the consolidated statements of condition based on a December 31, measurement date.

83-K

Index

Note 12. Employee Benefit Plans, Continued

In 2009, the Company executed a cash settlement with ten members of senior management who were participating in the split-dollar life insurance benefit.  The Company is required to recognize the post retirement aspects of an endorsement-type split-dollar life insurance arrangement as a liability.  Accordingly, as a result of the settlement, the Company recorded a $1.055 million reduction in the liability, as well as a reduction in the current net benefit cost.

in thousands	2010	2009
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,057	$1,743
Service Cost	-	17
Interest Cost	54	90
Cost of Insurance Payments	(48)	(48)
Actuarial Loss	51	310
Settlements	-	(1,055)
Projected Benefit Obligation at End of Year	$1,114	$1,057

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$-	$-
Employer Contribution	48	1,103
Cost of Insurance Payments	(48)	(48)
Settlement Payments	-	(1,055)
Fair Value of Plan Assets at End of Year	$-	$-

Unfunded Status at End of Year	$1,114	$1,057

Amounts recognized in accumulated other comprehensive income, pre tax, consist of the following at December 31,:

in thousands	2010	2009
Net Loss	$176	$125

The following table presents a comparison of the accumulated benefit obligation and plan assets:

in thousands	2010	2009
Projected Benefit Obligation	$1,114	$1,057
Accumulated Benefit Obligation	1,114	1,057
Fair Value of Plan Assets	-	-

Components of Net Periodic Benefit Cost are:

in thousands	2010	2009
Service Cost	$-	$17
Interest Cost	54	90
Settlement Costs	-	312
	$54	$419

Amounts recognized in other comprehensive income, pretax, during 2010 and 2009 consist of the following:

in thousands	2010	2009
Net Actuarial Gain (Loss)	$(51)	$(310)
Settlement of Net Actuarial Loss	-	312
	$(51)	$2

84-K

Index

Note 12. Employee Benefit Plans, Continued

The following weighted-average assumptions were used to determine the benefit obligation of the plan as of:

	2010	2009
Discount Rate - Benefit Obligation of the Plan as of December 31,	5.05%	5.65%
Discount Rate - Net Periodic Benefit Cost for the year ended December 31,	5.65%	6.15%

Discount Rate - Annually, the Company establishes a discount rate to determine the value of the plan's benefit obligation.  The Company uses the CPLSRI as a basis for determining the discount rate for the plan.  A weighted average CPLSRI is developed based on the anticipated benefit payments to arrive at the plan's discount rate.

The following benefit payments, are expected to be paid over the next ten years:

in thousands
2010	$52
2011	56
2012	60
2013	65
2014	69
2015-2019	411

The Company is expected to make a contribution $52 thousand in 2011 to directly fund the Plan's benefit payment obligation.

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining mortality period of the participants.  We expect that $3 thousand of net actuarial loss included in accumulated other comprehensive loss at December 31, 2010 will be recognized as a component of net periodic benefit cost in 2011.

Note 13. Income Taxes

Income tax expense attributable to income before taxes is comprised of the following:

	Year Ended December 31,
in thousands	2010	2009
Current:
Federal	$1,735	$1,947
State	211	260
Total Current	1,946	2,207
Deferred:
Federal	361	379
State	(65)	3
Total Deferred	296	382
Total Income Tax Expense	$2,242	$2,589

85-K

Index

Note 13. Income Taxes, Continued

The components of deferred income taxes, which are included in the consolidated statements of condition, are:

	Year Ended December 31,
in thousands	2010	2009
Assets:
Allowance for Loan Losses	$3,661	$3,244
Deferred Compensation	1,126	978
Core Deposit Intangible	160	177
Net Unrealized Loss (Gain) on Securities Available-for-Sale	735	(449)
Other	311	150
	5,993	4,100
Liabilities:
Securities Discount Accretion	84	405
Defined Benefit Pension Plan	1,059	479
Equity Investment	557	503
Goodwill Amortization	710	614
Other	263	217
	2,673	2,218
Net Deferred Tax Assets at End of Year	3,320	1,882
Net Deferred Tax Assets at Beginning of Year	1,882	2,071
(Increase) Decrease in Net Deferred Tax Asset	(1,438)	189
Net Change in Accumulated Other Comprehensive Income	1,734	193
Deferred Tax Expense	$296	$382

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

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009
Statutory Federal Income Tax Rate	34.0%	34.0%
Variances from Statutory Rate:
State Income Tax, Net of Federal Tax Benefit	1.1	1.7
Tax Exempt Income	(8.1)	(11.4)
Other	(0.8)	1.6
Effective Tax Rate	26.2%	25.9%

The Company is currently open to audit by the Internal Revenue Service and for New York State for the years ending December 31, 2007 through 2010.

86-K

Index

Note 14. Other Comprehensive Income

The following is a summary of changes in other comprehensive income for the periods presented:

	Year Ended December 31,
in thousands	2010	2009
Unrealized Holding Gains Arising During the Period, Net of Tax
(Pre-tax Amount of $1,480 and $1,590)	$907	$974
Reclassification Adjustment for Gains Realized in Net Income During the Period, Net of Tax
(Pre-tax Amount of ($4,541) and ($3,676))	(2,784)	(2,255)
Change in Split-Dollar Life Insurance Benefit	(50)	2
Change in Pension Asset (Pre-tax Amount of $(1,422) and $1,586)	(872)	973
Other Comprehensive Loss	$(2,799)	$(306)

Components of Accumulated Other Comprehensive Loss are:

	As of December 31,
in thousands	2010	2009
Net Unrealized Loss/Gain on Securities, Net of Taxes	$(1,167)	$710
Net Actuarial Loss on Split-Dollar Life Insurance Benefit	(175)	(125)
Net Actuarial Pension Loss, Net of Taxes	(4,323)	(3,451)
Accumulated Other Comprehensive Loss	$(5,665)	$(2,866)

Note 15. Stock Plans and Stock Based Compensation

During the first quarter of 2010, the Company awarded 3,186 restricted stock awards, with a grant date fair value of $6.59, which was the closing price of the Company's common stock on the grant date.  Prior to 2010 there were no restricted stock awards.

A portion of the restricted stock awards were forfeited upon the departure of the Company's former President and CEO.

As a result of the forfeiture, 2,276 restricted stock awards were returned to treasury stock and a reduction in stock-based compensation was made during the third quarter of 2010.  For the twelve months ended December 31, 2010, the Company recognized stock-based compensation related to the remaining restricted stock awards of $1 thousand and unrecognized compensation costs totaling $5 thousand will be recognized over the next four years.

87-K

Index

Note 16. Regulatory Matters

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

			For Capital Adequacy
	Actual:		Purposes:		Well Capitalized:
in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital to Risk-Weighted Assets:
The Company	$82,884	14.63%	$45,325	8.00%	N/A	N/A
Subsidiary Bank	$81,947	14.48%	$45,289	8.00%	$56,611	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$75,770	13.37%	$22,662	4.00%	N/A	N/A
Subsidiary Bank	$74,838	13.22%	$22,645	4.00%	$33,967	6.00%
Tier 1 Capital to Average Assets:
The Company	$75,770	8.55%	$35,438	4.00%	N/A	N/A
Subsidiary Bank	$74,838	8.45%	$35,424	4.00%	$44,280	5.00%

As of December 31, 2009
Total Capital to Risk-Weighted Assets:
The Company	$78,891	12.77%	$49,414	8.00%	N/A	N/A
Subsidiary Bank	$77,780	12.59%	$49,409	8.00%	$61,761	10.00%
Tier 1 Capital to Risk-Weighted Assets:
The Company	$71,158	11.52%	$24,707	4.00%	N/A	N/A
Subsidiary Bank	$70,048	11.34%	$24,704	4.00%	$37,057	6.00%
Tier 1 Capital to Average Assets:
The Company	$71,158	7.84%	$36,316	4.00%	N/A	N/A
Subsidiary Bank	$70,048	7.72%	$36,312	4.00%	$45,390	5.00%

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

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its subsidiary bank.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries, as well as the payment of dividends by the Company to its shareholders.  At December 31, 2010, under statutory limitations, the maximum amount that could have been paid by the Bank subsidiary to the Company without special regulatory approval was approximately $9.651 million.  These statutory limitations notwithstanding, the Bank entered into a formal agreement with the OCC during the fourth quarter of 2010, which requires the Bank’s Board of Directors to obtain OCC approval prior to declaring a dividend.  The ability of the Company and the Bank to pay dividends in the future is and will continue to be influenced by regulatory policies and practices, capital guidelines, and applicable laws.

88-K

Index

Note 17. Disclosures about Fair Value of Financial Instruments

The following are the major categories of assets measured at fair value on a recurring basis at December 31, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

in thousands	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total at December 31, 2010
Trading securities
Cash and equivalents	$166	$-	$-	$166
Fixed income securities	249	-	-	249
Equity securities	653	-	-	653
Total trading securities	$1,068	$-	$-	$1,068

Available-for-sale debt securities
Obligations of states and political subdivisions	$-	$11,010	$-	$11,010
Mortgage-backed securities	-	192,439	-	192,439
Total available-for-sale debt securities	$-	$203,449	$-	$203,449

Available-for-sale equity securities
Financial services industry	$-	$50	$-	$50
Other	$1,283	-	$-	1,283
Total available-for-sale equity securities	$1,283	$50	$-	$1,333

The following are the major categories of assets measured at fair value on a recurring basis at December 31, 2009 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

in thousands	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total at December 31, 2009
Trading securities
Cash and equivalents	$71	$-	$-	$71
Fixed income securities	276	-	-	276
Equity securities	818	-	-	818
Total trading securities	$1,165	$-	$-	$1,165

Available-for-sale debt securities
Obligations of states and political subdivisions	$-	$32,956	$-	$32,956
Mortgage-backed securities	-	140,268	-	140,268
Total available-for-sale debt securities	$-	$173,224	$-	$173,224

Available-for-sale equity securities
Financial services industry	$-	$50	$-	$50
Other	$28	-	$-	28
Total available-for-sale equity securities	$28	$50	$-	$78

89-K

Index

Note 17. Disclosures about Fair Value of Financial Instruments, Continued

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

The Company reported no significant transfers in and out of Levels 1 and 2 during 2010.

Disclosure is required of assets and liabilities measured and recorded at fair value on a non-recurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  The following table details the fair value of those asset categories measured during the twelve-month period ended December 31, 2010:

in thousands	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Gain (Loss)
Other Real Estate Owned	$-	$-	$1,913	$5
Collateral Dependent Impaired Loans	-	-	6,129	(1,345)

The Company currently has six properties recorded as other real estate owned ("OREO") . Five of these properties were the result of debts previously contracted and are carried at a fair value of $1.668 million.  The sixth property, carried at a fair value of $245 thousand, was the result of land previously purchased with the intent of development for branch operations, but development was later halted with the Company deciding to sell the property.  Through the twelve-month period ended December 31, 2010, the impact to the allowance for loan and lease losses was a net charge of $78 thousand, and a net increase to earnings of $83 thousand due to the transfers into OREO and reappraisals of these properties.

During the year, specific reserves of $1.345 million were recorded in the allowance for loan losses to record collateral-depended impaired loans with a carrying value of $7.474 million at their fair value of $6.129 million.  Fair value of the underlying collateral is determined primarily on independent appraisals less estimated costs to sell.  Adjustments to the appraised values are made when changes in the condition of the collateral warrant.

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

90-K

Index

Note 17. Disclosures about Fair Value of Financial Instruments, Continued

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

91-K

Index

Note 17.  Disclosures about Fair Value of Financial Instruments, Continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
dollars in thousands	Value	Value	Value	Value
Financial Assets:
Cash and Cash Equivalents	$31,443	$31,443	$34,043	$34,043
Trading Securities	1,068	1,068	1,165	1,165
Available-for-Sale	204,782	204,782	173,302	173,302
Held-to-Maturity	62,961	64,033	69,391	70,147
Other Investments	5,744	5,744	5,941	5,941
Securities	274,555	275,627	249,799	250,555
Loans Held for Sale	1,243	1,243	576	576
Residential real estate 1	171,071	171,195	177,720	178,241
Commercial real estate	211,836	211,990	240,823	241,530
Commercial 2	84,644	84,706	93,928	94,204
Consumer	54,865	54,905	74,766	74,985
Loans	522,416	522,796	587,237	588,960
Allowance for Loan Losses	(9,657)	(9,657)	(8,622)	(8,622)
Net Loans	512,759	513,139	578,615	580,338
Accrued Interest Receivable	2,557	2,557	3,007	3,007
Financial Liabilities:
Demand	$69,960	$69,960	$70,437	$70,437
Savings, NOW and Money
Market Deposit Accounts	338,081	338,081	365,908	365,908
Certificates of Deposit	281,220	289,117	290,696	299,886
Other Deposits	27,186	27,186	26,699	26,699
Borrowings	71,932	74,538	73,589	75,774
Accrued Interest Payable	556	556	782	782

¹	Includes loans secured by 1-4 family residential dwellings, 5+ family residential dwellings, home equity loans and residential construction loans. Excludes residential mortgage loans held for sale.

²	Includes commercial and industrial loans, agricultural loans and obligations (other than securities and leases) of states and political subdivisions in the United States

92-K

Index

Note 18. Parent Company Only Financial Statements

Presented below are the condensed statements of condition December 31, 2010, and 2009 and statements of income and cash flows for each of the years in the two-year period ended December 31, 2010, for the Parent Company.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Statements of Condition

	December 31,
in thousands	2010	2009
Assets
Cash and Cash Equivalents	$563	$983
Securities Available for Sale, at Estimated Fair Value	50	50
Investment in Subsidiary, Equity Basis	73,793	71,808
Other Assets	1,459	1,355
Total Assets	$75,865	$74,196

Liabilities and Shareholders’ Equity
Total Liabilities	$1,140	$1,277
Shareholders’ Equity	74,725	72,919
Total Liabilities and Shareholders’ Equity	$75,865	$74,196

Condensed Statements of Income
	December 31,
in thousands	2010	2009
Dividends from Subsidiary	$2,465	$3,054
Interest and Other Dividend Income	4	2
Other Operating Income	113	202
	2,582	3,258

Operating Expense	1,422	909

Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiary	1,160	2,349

Income Tax Benefit	(380)	(183)
Equity in Undistributed Income of Subsidiaries	4,784	4,869
Net Income	$6,324	$7,401

93-K

Index

Note 18. Parent Company Only Financial Statements, Continued

Condensed Statements of Cash Flows

	Year Ended
	December 31,
in thousands	2010	2009
Cash Flows from Operating Activities:
Net Income	$6,324	$7,401
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
(Increase) Decrease in Other Assets	(200)	271
(Decrease) in Other Liabilities	(41)	(30)
Equity in Undistributed Income of Subsidiaries	(4,783)	(4,869)
Net Cash Provided by Operating Activities	1,300	2,773
Cash Flows from Investing Activities:
Payments for Investments in and Advances to Subsidiaries	-	(250)
Net Cash Used in Investing Activities	-	(250)
Cash Flows from Financing Activities:
Sale of Treasury Stock	207	1,255
Cash Dividends	(1,927)	(2,890)
Net Cash Used in Financing Activities	(1,720)	(1,635)
Net Increase (Decrease) in Cash Equivalents	(420)	888
Cash and Cash Equivalents at Beginning of Year	983	95
Cash and Cash Equivalents at End of Year	$563	$983

94-K

Index

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has reasonable assurance that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B:	OTHER INFORMATION

None.

95-K

Index

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors of the Registrant

The directors of the Company include the following nine persons.  All ages are as of the record date for the Special Meeting of Shareholders to be held on March 25, 2011.

Mary C. Albrecht, age 64, is the owner of MCA Consulting, delivering specialized and custom services to organizations endeavoring to enhance their businesses. Ms. Albrecht began this venture in 2005 after retiring from 35 years of leading not-for-profit organizations. She has been a Director of the Bank since 2001 and of the Company since 2005.  She currently serves as a member of the Development Committee at the Oneonta Family Y.M.C.A., where she previously served as a board member and Chairperson of the Board. Ms. Albrecht is a volunteer and former President of the Executive Service Corps, a not-for-profit organization providing a broad range of business consulting services to small businesses. She has also previously served as the Vice President of the New York State Community Action Association, Chairperson of the Otsego County Health Planning Advisory Board and Chairperson of the Administration and Finance Committee of the Wyoming Annual Conference of the United Methodist Church.

Ms. Albrecht’s experience as a Director of the Company and the Bank, as well as her experience in consulting and managing several not-for-profit organizations in the Company’s primary geographic market provides her with unique insight on the financial needs of the community.  Ms. Albrecht also possesses significant experience in personnel management and corporate governance through her current and past managerial positions and directorships.  Ms. Albrecht is a certified analyst/consultant for Predictive Index, Inc., a company that licenses use of a proprietary algorithm for evaluating unique attributes of prospective and existing employees.

Olon T. Archer, age 65, has been President of Archer Enterprises, Inc., a holding company for commercial real estate investments and retail flooring, since 1995.  He has been a Director of the Bank since 1997 and of the Company since April 2005.  He currently serves as the Chairman of the Bank’s and Company’s Audit and Compliance Committee.  A Certified Public Accountant, Mr. Archer also served as a Director and Treasurer of A.O. Fox Memorial Hospital from 1995 to 2001.

Mr. Archer’s experience as a Director of the Company and the Bank, training and experience as a Certified Public Accountant and small business owner provides the Company with valuable insight on matters regarding the Company’s financial performance, internal control systems, internal and external audit processes and risk profile.  Mr. Archer’s ownership of the Company strongly aligns his interests with those of the Company’s shareholders. Mr. Archer possesses valuable skills in analyzing financial statements of customers seeking or renewing loans from the Company.

Thomas J. Davis, age 63, is a Certified Public Accountant who has been in private practice since 2004. He is also the Owner of Arnold - Davis LLC of Binghamton, New York, doing business as Harris Assembly Group, a contract manufacturing company, specializing in electrical and mechanical assemblies, Vice President of Endicott Interconnect Technologies, Inc. of Endicott, New York, Vice President and Treasurer of Vigneaux Corporation of Jacksonville, Florida, a commercial overhead door, security fencing and airport baggage claim company, and Vice President of SureScan Corporation, a company that provides explosive detection systems for security screening of baggage.  Mr. Davis also owns various real estate holding companies.  He formerly served as a partner in the accounting firm of Piaker and Lyons of Vestal, New York from 1977 to 2002.  He serves as a Trustee of the University of Scranton in Scranton, Pennsylvania, serves on the Board of Lourdes Hospital Foundation in Binghamton and is also the past Board Chairman of the Greater Binghamton Chamber of Commerce.

Mr. Davis’ experience as a Director of the Company and the Bank, experience as a partner at a regional certified public accounting firm and business owner provides the Company with valuable insight on the Company’s general business operations, internal control systems, internal and external audit processes and risk profile.  Mr. Davis possesses valuable skills in analyzing financial statements of customers seeking or renewing loans from the Company.  Mr. Davis’ ownership of the Company strongly align his interests with those of the Company’s shareholders.  Mr. Davis is an involved and well-respected member of the greater Binghamton, New York business community, a market vital to the Bank’s success.  This involvement gives him a unique perspective on the community’s history and banking needs, and places him in regular contact with many of the Bank’s customers.

James M. Mack, age 63, is the President and Chief Executive Officer of the Bank.  He was hired in November, 2010 to manage the Bank during the period prior to the merger with Community Bank and to complete that merger.

96-K

Index

Mr. Mack has performed similar assignments during a banking career that started in 1972.  He was either an executive officer or the chief executive officer, responsible for completing mergers of significant operations or the entire organization into larger banking companies.  The institutions employing Mr. Mack, the acquiring institutions, and the date of the merger are:  First Eastern Bank, PNCBank, 1994; Bank and Trust Company of Old York Road, Midlantic Bank, 2005; Farmers and Merchants National Bank, Hudson United Bank, 2000; Dime Bank, Washington Mutual Bank, 2002; and, Riggs National Bank, PNCBank, 2005.

Joseph P. Mirabito, age 52, is the Chief Executive Officer of Mirabito Holdings, a holding company for various commercial ventures since 2009, and has previously served as President of the Mirabito Fuel Group from 1986 to 2009.  He has been a Director of the Bank since 1995 and of the Company since April 2005.  Mr. Mirabito served as a Trustee of the Tri-Town Regional Hospital in Sidney, New York and has served on the Board of Directors of Empire State Petroleum Association, since 2002, and Lemoyne College Board of Regents, since 2004.  He formerly served as a Director of the Otsego County Chamber of Commerce, and is currently President of the Greater Sidney Development Corp., a not-for-profit organization.

Mr. Mirabito has extensive experience as a Director of the Company and the Bank, as well as wide-ranging experience in managing and directing a mid-size company, including its former financial services/ insurance division.  Mr. Mirabito’s ownership of the Company strongly aligns his interests with those of the Company’s shareholders.  In addition, as the Chief Executive Officer of a mid-size company, Mr. Mirabito provides valuable insight on customer service matters, personnel management and compensation matters.

James L. Seward, age 59, was elected to the New York State Senate, 51st Senatorial District, in 1986.  He has been a Director of the Bank since 1988 and of the Company since April 2005.  He also serves as a Director for Pathfinder Village, a local agency that provides residency and care for adults with Down’s Syndrome; Glimmerglass Opera and the Catskill Symphony.  He currently serves as the Chairman of the Senate Standing Committee on Insurance and Assistant Majority Leader for Conference Operations.  Other committees on which Senator Seward serves include Finance, Rules, Education, Agriculture, Higher Education, and Health and Mental Health.  He is also a former Milford Town Justice, and he is a former President of the National Conference of Insurance Legislators.

Mr. Seward is experienced as a Director of the Company and the Bank, and his long tenure as a New York State Senator provides the Company and the Bank with insight on matters, including, but not limited to, existing and pending laws and taxes affecting businesses, municipalities and residents of New York State.  He also provides valuable insight on the business activities and general economic climate in various geographic markets within or near the Company’s primary market areas.

Alfred S. Whittet, age 67, served as President and Chief Executive Officer of the Company from 1998 until his retirement effective January 2, 2006.  Mr. Whittet joined the Bank in 1972, and held various positions including Chief Executive Officer and Vice Chairman of the Bank in 2005; President and Chief Executive Officer of the Bank from 1998 through 2004; President and Chief Operating Officer of the Bank from 1986 to 1998; and Executive Vice President, Secretary and Vice President.  He has been a Director of the Bank since 1986 and of the Company since December 1997.  Mr. Whittet also assumed the role of Vice Chairman of the Bank’s Board in January 2005. Due to the departure of the Company’s President in CEO in August 2010, Mr. Whittet was reappointed as President and CEO of the Company.  He also was reappointed to serve as the President and CEO of the Bank in August 2010, a position he held until November 2010, when Mr. James M. Mack was appointed to succeed him.

Mr. Whittet has served in various capacities with the New York Bankers Association, including Director and past Chair of the association’s group creditors and employee trusts insurance committee.  Mr. Whittet formerly served as Chairman of the New York Business Development Corporation Binghamton Regional Loan and Advisory Committee.  Mr. Whittet is a past Director and Chairman of the A.O. Fox Memorial Hospital in Oneonta, New York and the Oneonta Family Y.M.C.A.  He formerly served as Chairman of the Oneonta Family Y.M.C.A. Board of Trustees and was formerly on the Board of the A.O. Fox Memorial Hospital Foundation.

Mr. Whittet has extensive experience in managing Company and Bank operations.  During Mr. Whittet’s tenure as the President and Chief Executive Officer of the Company and the Bank, the Company recorded strong profits and listed its common stock on the NYSE Amex (formerly American Stock Exchange).  Prior to joining the Bank in 1972, Mr. Whittet served as an Assistant National Bank Examiner for the Office of the Comptroller of the Currency, the Bank’s primary regulator.  Mr. Whittet has extensive experience in managing the loan and credit functions and personnel. He also has considerable regulatory compliance experience and a strong understanding of the Company’s overall risk profile and regulatory framework in which the Company and the Bank operate.

97-K

Index

David F. Wilber, III, age 67, has been a Director of the Bank since 1970 and of the Company since 1982.  Since 1982, Mr. Wilber has been a real estate investor, and has owned several residential and commercial properties within and outside of the Company’s primary market area.  Mr. Wilber has owned several cable television companies in New York and Maine. He also invested in the early development of mobile telephone and paging systems in New York State and owned Otsego Mobilephone Inc.  Mr. Wilber served the Town of Oneonta as a Town Justice and was a member of the Oneonta Town and Otsego County Planning Boards.  He is also the past Commissioner of the New York State Commission on Cable Television.  Mr. Wilber has served on the boards of several local charitable foundations and is currently the President of the Jackson H. Fenner Foundation.

Mr. Wilber’s long tenure as a Director of the Company and the Bank, and his experience as a commercial real estate investor provides the Bank’s management with counsel on various attributes of commercial real estate, an asset which secures a significant portion of the Bank’s loan portfolio.  Mr. Wilber’s significant ownership of the Company strongly aligns his interests with those of the Company’s shareholders.  Mr. Wilber possesses experience in audit and business combination matters, and also served as a Marketing Officer for the Bank from 1974 through 1979.

Brian R. Wright, age 66, is Chairman of the Board of the Company and the Bank.  Mr. Wright became a Director of the Bank in 1976 and of the Company in 1982.  He was elected Chairman of the Bank in 1981 and of the Company in 1982. Mr. Wright is Special Counsel to the law firm of Hinman, Howard & Kattell, LLP in Binghamton, New York, and is a member of the New York and Florida Bar Associations, as well as the Broome County Bar Association.  After serving 2 years as law clerk to U.S. District Court Judge C. Clyde Atkins, Mr. Wright served as an Assistant District Attorney for Broome County, New York from 1971 to 1973. Since March 1973, Mr. Wright has been in private law practice in Binghamton, New York. He is currently a Trustee of Hartwick College, Oneonta, New York, and the Oneonta Family Y.M.C.A.  Mr. Wright is a Trustee of the Mayo Trust in White Plains, New York, and is a past Director of the National Soccer Hall of Fame in Oneonta, New York, the Lourdes Hospital Foundation in Binghamton, New York, and the Broome Community College Foundation, Inc. in Binghamton, New York.

Mr. Wright has extensive experience in directing the Company and the Bank, and he owns 33.1% of the Company’s outstanding stock, providing strong alignment with shareholder interests.  Mr. Wright possesses significant knowledge of corporate governance, regulatory, and business combination matters and has valuable experience in negotiating business combination agreements.  Mr. Wright’s legal background provides significant value to the Company’s shareholders, customers, management and Board of Directors during its deliberations on such diverse matters as trust and estate functions, employee relations and benefits, organizational structure, regulatory compliance and legal liability issues.  Mr. Wright is also an involved and well-respected member of the greater Oneonta, New York and Greater Binghamton, New York business communities, which are markets vital to the Bank’s performance.  This involvement gives him a unique perspective on the community’s history and banking needs, and places him in regular contact with many of the Bank’s customers.

B. Executive Officers of the Registrant Who Are Not Directors

The Board elects executive officers for one-year terms and they serve at the pleasure of the Board. Provided below is certain information regarding the executive officer of the Company who is not a director.

Joseph E. Sutaris, age 43, has been employed with the Bank since 1995.  Mr. Sutaris was appointed to the position of Executive Vice President of the Company and the Bank in 2007.  Mr. Sutaris has also served as the Treasurer of the Company since 2004, Secretary of the Bank since 1998 and Secretary of the Company from 1998 to 2004, with his reappointment to that position in 2006.  He has been the Chief Financial Officer of the Company and the Bank since 2003 and Treasurer since 2004.  From 2000 through 2007, prior to his appointment to Executive Vice President, Mr. Sutaris served as the Senior Vice President of the Bank’s Corporate Planning, Finance and Accounting Division and Senior Vice President of the Company.  From 1998 to 2000, Mr. Sutaris served as the Vice President of Planning and Finance of the Company and the Bank.

C. Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s Directors, executive officers, and persons who beneficially own more than 10% of any class of the Company’s equity securities to file with the SEC, initial reports of ownership within ten days after the reporting event, and reports of changes in ownership of the Company’s common stock generally by the second business day following the transaction.

98-K

Index

To the Company’s knowledge, based upon a review of all reports furnished to the Company during fiscal year 2010 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons, except Director Wilber who had one untimely Form 4 filing.

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

E. Corporate Governance

Board of Directors
The Company’s Board of Directors sets strategic goals and policies that are implemented by management. The Board held meetings in fiscal 2010.  All of the Directors attended at least 75% of the meetings of the Board and the committees on which they serve. The Board has four committees – the Executive Committee, the Audit and Compliance Committee, the Compensation and Benefits Committee, and the Corporate Governance and Nominating Committee. The Report of the Compensation and Benefits Committee was filed with the Commission on March 1, 2011 on a Form 8-K and is incorporated herein, by reference. The Report of the Audit and Compliance Committee is included in this Corporate Governance discussion.

Board of Directors Leadership Structure
Annually the Board of Directors holds an organization meeting to nominate and elect the Company’s officers, including a Chairman and Vice Chairman of the Board of Directors.  The Chairman (or Vice Chairman in his absence) oversees the Board of Directors’ activities and deliberations, including, but not limited to, establishing Board of Directors and shareholder meeting dates and agendas, presiding over Board of Directors’ and shareholders’ meetings, assuring adherence to the Company’s corporate governance policies and objectives, and appointing the Company’s committees and their respective chairpersons.  During 2010, Brian R. Wright and Alfred S. Whittet were re-elected to serve as the Chairman and Vice Chairman of the Company, respectively, until the 2011 annual meeting.  Mr. Wright is not active in the day-to-day management of the Company, nor does he hold an executive position with the Company or the Bank.  The Company has chosen to separate the Chief Executive Officer and the Board Chairman positions because, in the opinion of the Company’s Board of Directors, a Chairman with no direct management responsibility provide a corporate governance structure that fosters independence and objective evaluation of the Company’s and management’s performance.  From August 27, 2010 to November 22, 2010, Mr. Whittet, the Vice Chairman of the Company and the Bank served as interim President and CEO of the Bank due to the departure of the Bank’s former CEO in August 2010.  Mr. Whittet previously served as the President and CEO of the Bank from 1998 through 2006.  On November 22, 2010, Mr. Whittet resigned his position as the President and CEO of the Bank due to the temporary appointment of James M. Mack.

Risk Management and Board Oversight
The Board of Directors is responsible for monitoring and managing the Company’s overall risk profile, including, but not limited to, credit risk, liquidity risk, compliance risk, interest rate and other market risk, reputation risk, operational risk, information security risk, business continuity and internal controls over financial reporting.  The Board of Directors monitors and manages these risks through various means, including:
▪ the adoption and annual review and/or amendment of Company policies,
▪ monthly and quarterly reports provided by management in adherence with these policies,
▪ regular reports from third parties engaged to evaluate risks borne by the Company,
▪ reports of examination from the Bank’s primary regulator and other regulatory bodies,
▪ reports provided by the Company’s internal audit department,
▪ review of regulatory guidance and bulletins,
▪ the annual audit performed by the Company’s independent auditors, and
▪ consultation as needed with the Company’s independent auditors, legal counsel and other professionals.

The Board of Directors is ultimately responsible for monitoring and managing the Company’s risks within the context of its expectations of performance and capital resource limitations.  The Board of Directors implements and supervises the risk management function through both direct reports and delegation to its committees, depending on subject matter.  Each of the Company’s committees is governed by a charter that delineates its responsibilities, including risk monitoring and mitigation responsibilities.

99-K

Index

The Company has an internal audit function under an arrangement with a third party auditing firm.  The third party auditing firm provides management oversight of the internal audit function and provides the Company with banking industry expertise in developing its risk-based approach audit plan.  The risk-based audit plan is reviewed and adopted annually by the Board of Directors’ Audit and Compliance Committee.  The Senior Vice President of the Internal Audit Department reports directly to the Company’s Audit and Compliance Committee, consisting entirely of independent directors.  On a quarterly basis, the Audit and Compliance Committee meets to review audit reports provided by the internal auditors, including management’s responses to findings noted in the reports.  Similarly, on a quarterly basis, the Company’s independent auditors and management meet with the Company’s Audit and Compliance Committee to review the Company’s financial statements.  The Audit and Compliance Committee reviews the Company’s financial condition with management and meets with the Company’s independent auditors in executive session.  The activities of the Audit and Compliance Committee are subsequently reported to the Board of Directors to assure risks are being appropriately monitored and addressed by management.

Executive Committee
The Executive Committee currently consists of Directors Wright (Chair), Archer, Albrecht, Mack, Mirabito, Wilber and Whittet. This committee’s purpose is to consider and evaluate certain confidential matters which may come before the Board and assist the Board with corporate strategies, as needed.  The Executive Committee met two times in fiscal 2010.

Audit and Compliance Committee
The Audit and Compliance, or Audit Committee, which met five times in fiscal 2010, currently consists of Directors Archer (Chair), Davis (Vice Chair), and Seward.  The committee functions on matters related to the accounting, bookkeeping and auditing functions of the Company and the Bank and meets periodically with the Company’s independent registered public accounting firm to arrange for the audit of the Company’s annual financial statements and to review and evaluate recommendations made during the annual audit.  The Audit Committee also reviews, approves and supervises the internal auditing procedures and reviews the regulatory examinations of the Bank.  The Audit and Compliance Committee operates under a charter which is posted and available on the Bank’s website (http://www.wilberbank.com) under the link ‘About Us.’

Compensation and Benefits Committee
The Compensation and Benefits, or Compensation Committee, which met six times in fiscal 2010, currently consists of Directors Mirabito (Chair), Albrecht, Davis and Seward.  The committee functions on matters relating to salaries, incentive compensation and related benefits for the CEO and CFO.  In addition, the Compensation Committee recommends to the Board of Directors fees to be paid for Board and committee meetings attended. The full Board of Directors of the Bank, which includes all members of the Company’s Board, reviews salary policies, incentive compensation and general salary administration for all officers, employees and directors of the Bank.

Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee, or Nominating Committee, which met three times in fiscal 2010, is comprised of Directors Albrecht (Chair),Wright, Archer and Wilber.  All members of the Nominating Committee meet the independence requirement of the NYSE Amex, the listing standard applicable to the Company (“NYSE Amex”). This committee identifies, nominates and recruits directors for election at the annual meeting. The Nominating Committee also administers the Code of Ethics applicable to senior management, and recommends the structure of the Board committees, subject to the approval of the full Board.  The Nominating Committee operates under a charter which is posted and available on the Bank’s website (http://www.wilberbank.com) under the link ‘About Us.’

Although the Company has not adopted a formal policy that addresses the diversity of directors and nominees, the Nominating Committee considers various forms of diversity in identifying director nominees. In particular, the Nominating Committee considers the diversity of skills, experience and background in its deliberations regarding the nomination of directors.  In addition, the Nominating Committee considers the geographic markets represented by the directors and nominees as a means to further the Company’s business development objectives.

During 2010 there have been no changes to the procedures by which shareholders of the Company may recommend director nominees to the Company’s Board.

Shareholder Communication with the Board of Directors
In furtherance of the Company’s desire to effectively communicate with our shareholders, our Board has implemented a process for shareholders to send communications to the Board.  All communications: (i) must be in writing; (ii) should indicate whether it is to be received by the entire Board or specified individual directors; and (iii) should clearly and concisely state the question or issue.  The correspondence should be mailed or delivered to:  The Wilber Corporation, Attention: Secretary, 245 Main Street, P.O. Box 430, Oneonta, New York 13820.

100-K

Index

The Company does not have a formal policy regarding director attendance at the annual meeting. However, all directors are encouraged to attend.  All of our directors attended the annual meeting held on April 30, 2010.

Audit and Compliance Committee Report

In fulfillment of the requirements of the SEC for disclosure relating to the functioning of audit committees, the Company’s Audit and Compliance Committee has prepared the following report.

The Audit and Compliance Committee is governed by a charter which specifies, among other things, the scope of its responsibilities and how those responsibilities are to be performed. The charter is reviewed by the Board of Directors on an annual basis, and may be modified to reflect changes in applicable laws and regulations.  In accordance with the rules of the NYSE Amex, the Audit Committee is comprised of the requisite number of members who are “independent” as defined by that listing standard.

In the performance of its obligations required by the SEC, the Audit and Compliance Committee has: (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the Company’s independent registered public accounting firm the matters required to be discussed by professional standards, as may be modified or supplemented; (iii) received from the Company’s independent registered public accounting firm disclosures regarding their independence required by relevant professional and regulatory standards as may be modified or supplemented, and has discussed with them their independence; (iv) considered the compatibility of non-audit services described below with maintaining auditor independence; and (v) reviewed and evaluated management’s assertions over the internal controls over financial reporting in connection with the Sarbanes-Oxley Act of 2002.

Based on the above, the Audit and Compliance Committee recommended to the Company's Board that the audited financial statement be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

Audit and Compliance Committee
of
The Wilber Corporation

Olon T. Archer (Chair)
Thomas J. Davis (Vice Chair)
James L. Seward

Audit Committee Financial Expert
The members of the Audit and Compliance Committee have experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit and Compliance Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements.  Directors Archer and Davis, both Certified Public Accountants, have each been determined by our Board of Directors to be an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K of the Securities Act of 1933 and are independent, as defined by the NYSE Amex and standards under Rule 10A-3 under the Exchange Act.

ITEM 11:	EXECUTIVE COMPENSATION

The information required pursuant to this item was furnished in a Form 8-K filed with the Commission on March 1, 2011 and is incorporated herein by this reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

101-K

Index

Principal Owners of Our Common Stock

The following table provides you with information, to the best of our knowledge, about stock ownership by directors, executive officers, and any person or group known by us to own beneficially more than 5% of our outstanding common stock.  The information is as of February 22, 2011, the Record Date of the Special Meeting of Shareholders to be held on March 25, 2011.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership1	Percentage Ownership2
The AE & AT Farone Foundation, Inc.3	808,420	7.54%
620 Michigan Avenue NE, Washington, DC 20064
Wilber National Bank4	694,427	6.48%
245 Main Street, Oneonta, New York 13820
Directors and Executive Officers
Brian R. Wright	3,536,944	33.00%
Director and Chairman of the Company and the Bank
Alfred S. Whittet5	16,281	*
Director and Vice Chairman of the Company and the Bank, and CEO of the Company
Mary C. Albrecht6	4,989	*
Director of the Company and the Bank
Olon T. Archer7	48,350	*
Director of the Company and the Bank
Thomas J. Davis	45,808	*
Director of the Company and the Bank
Joseph P. Mirabito8	88,428	*
Director of the Company and the Bank
James L. Seward	1,939	*
Director of the Company and the Bank
David F. Wilber, III9	264,361	2.47%
Director of the Company and the Bank
Joseph E. Sutaris10	1,668	*
Executive V.P., CFO, Treasurer and Secretary of the Company and Bank
James M. Mack	1,000	*
President & CEO (of the Bank)
Jeffrey C. Lord	2,042	*
Regional President - Senior Lending Officer (of the Bank)
Robert A. Hayes	1,292	*
Regional President – Capital District (of the Bank)
All Company Directors and Executive Officers as a Group (12 persons)	4,013,102	37.44%

1
Under Rule 13d-3 of the Securities Exchange Act of 1934, as amended, a person is considered a beneficial owner of a security if he/she has or shares voting power or investment power over the security or has the right to acquire beneficial ownership of the security within 60 days from the date of this filing.  "Voting Power" is the power to vote or direct the voting of shares.  "Investment Power" is the power to dispose or direct the disposition of shares.

2	There are 10,719,382 shares of the Company's stock issued and outstanding as of the Record Date. An asterisk ("*") means that the percentage held is less than 1%.
3
The AE & AT Farone Foundation is a foundation that was established in 1965 by former and now deceased owners of the Company’s stock, Albert E. and Angela T. Farone.  The foundation was established to provide academic scholarships for students attending Catholic University in Washington, D.C., as well as other general purposes of that University.  The foundation is managed by a Board of Trustees under the control of the University.  The shares are voted by the Foundations’ Chairperson.

4
The Bank serves as Trustee with both sole and shared dispositive and/or investment power over approximately fifty (50) trust accounts.  As of March 29, 2011, no single trust or related trusts in which the Bank serves as Trustee (and not otherwise provided in the beneficial ownership table), owned more than 2.0% of the Company’s voting stock.

5	Mr. Whittet owns 1,900 shares directly and 14,381 shares by a family trust owned jointly with his spouse.
6	Ms. Albrecht owns 3,943 shares directly. Ms. Albrecht's spouse owns 1,046 shares to which Ms. Albrecht disclaims beneficial ownership.

102-K

Index

7	Mr. Archer owns 14,400 shares directly and 33,950 shares through a corporation in which he is a 100% owner.
8	Mr. Mirabito's spouse owns 87,759 shares solely and 669 shares jointly with Mr. Mirabito. Mr. Mirabito retains investment power over all shares to which he claims beneficial ownership.
9
Mr. Wilber owns 66,741 shares directly and 55,245 shares as a fiduciary.  Mr. Wilber's spouse owns 87,130 shares personally and 55,245 shares as a fiduciary.  Mr. Wilber disclaims beneficial ownership to his spouse's shares.

10	Mr. Sutaris owns 314 shares directly. Mr. Sutaris' spouse owns 1,354 shares by a simplified employer pension plan, to which Mr. Sutaris disclaims beneficial ownership.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A. Related Transactions

Directors and executive officers of the Company and their associates were customers of, or had transactions with, the Company or the Bank or other subsidiaries in the ordinary course of business during 2010.  Additional transactions may be expected to take place in the future.  All outstanding loans to directors and executive officers and their associates, commitments and sales, purchases and placements of investment securities and other financial instruments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral where applicable, as those prevailing at the time for comparable transactions with persons not related to the lender, and did not involve more than normal risk of collectability or present other unfavorable features at the time of origination.

Each of these transactions and relationships was entered into on an arm's length basis.  Management of the Company believes that all amounts incurred by the Company or the Bank in those transactions have been at competitive rates or prices.

Brian R. Wright, who is the Chairman of the Board, is serving as Special Counsel to the law firm of Hinman, Howard & Kattell, LLP.  During fiscal 2010, the Company, Bank and all other subsidiaries made payments to this firm for legal services in the aggregate amount of $644,097, which includes certain fees paid by the Bank on behalf of borrowers relating to loan closings handled by this law firm.

During the second quarter of 2010, the Bank’s Board of Directors unanimously approved entering into a lease of 7,272 square feet of office space from Hayes Development Company, Inc. for a new financial services office located in Malta, NY (Saratoga County).  The office space was leased on a triple net basis for 10 years with 3-5 year renewal options.  The base rent for years one through five is at $18.00 per square foot ($130,896) annually and then at $18.90 per square foot for years six through ten.  The tenant will also pay for its pro-rata portion of common area charges, real estate taxes and assessments.  The lease agreement includes customary provisions for repairs, insurance, indemnification and default.  The total estimated cost of the 10 year lease, excluding common area charges and taxes is $1,341,620.  Hayes Development Company, Inc. is owned 50% by Robert A. Hayes, the Bank’s Regional President of the Capital District and 50% by his father.  The Board of Directors approved the lease at its April 24, 2010 meeting, including an evaluation of comparable rents in the immediate geographic region.  Robert A. Hayes recused himself from all negotiations.  Approval to open the financial services center was obtained by the Bank’s primary federal regulator, the OCC.

The Board of Directors did not have a policy specifically addressing lease agreements with insiders, but was guided by its Code of Ethics to assure the terms and conditions of the lease agreement were negotiated at an arms length basis.  The facility was not financed by the Bank and is located near the new Luther Forest Technology Park and the Global Foundries Fab 4 manufacturing facility in Saratoga County, New York.  The financial services center is primarily occupied by personnel from the Bank’s Provantage Mortgage Division and Trust and Investment Division.

B. Director Independence

Director Independence
Based upon our directors’ responses to a questionnaire regarding employment and compensation history, family and other relationships with the Company and a review of the same by our Corporate Governance and Nominating Committee, our Board has determined that all of the directors are “independent” as defined by the NYSE Amex listing standard which is applicable to the Company, except for Directors Mack and Whittet.  Mr. Mack has served as the President and CEO of the Bank since November 2010.  Mr. Whittet serves as the President and CEO of the Company, and served as President and CEO of the Bank from August 24, 2010 through November 22, 2010.

In accordance with NYSE Amex rules, independent members of the Board meet in executive session without the presence of non-independent directors and management of the Company at least annually.  The Board met six times in executive session during fiscal 2010.

103-K

Index

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees
Pre-approval Policies and Procedures.  In accordance with rules adopted by the SEC to implement requirements of the Sarbanes-Oxley Act and the Audit and Compliance Committee’s Charter, all audit and audit-related services and all permitted non-audit work performed by the independent registered public accounting firm, KPMG LLP, must be pre-approved by the Audit and Compliance Committee, including the proposed fees for such work.  The Audit Committee has adopted policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved, and is informed of each service actually rendered that was approved through its pre-approval process.  In addition, the Audit and Compliance Committee has considered whether the non-audit services described below, if any, are compatible with maintaining the independence of the registered public accounting firm.

Audit and Non-Audit Fees.  The table set forth below presents fees for professional audit and non-audit services provided by KPMG LLP for the last two fiscal years.  Other miscellaneous audit fees paid to other professional audit firms are not included.

Type of Service	Fiscal 2010	Fiscal 2009
Audit Fees ¹	$305,500	$248,500
Audit Related Fees ²	-	9,900
Tax Fees ³	40,260	48,050
All Other Fees⁴	14,427	-
Total	$360,187	$306,450

1
Audit fees include fees for:  (i) the annual audit of the financial statements of the Company (including out-of-pocket expenses) for the fiscal years indicated, (ii) quarterly reviews of the Company's unaudited financial statements and (iii) the audit of internal controls over financial reporting.

2
These fees were paid to KPMG LLP during 2009 for services provided in connection with the Company's Dividend Reinvestment and Direct Stock Purchase Plan registration statement filing with the SEC and amendments thereto.

3	Tax fees consist of fees billed for services rendered for Federal and New York State tax return preparations, tax advice, tax planning and other tax compliance services.
4	Fees paid to KPMG LLP in 2010 by the Company in connection with the pending CBSI merger.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Form 10-K are as follows:

(a) (1) The following Consolidated Financial Statements are included in PART II, Item 8, hereof:

-	Independent Auditors’ Report
-	Consolidated Statements of Condition at December 31, 2010 and 2009
-	Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009
-	Consolidated Statements of Changes in Shareholders’ Equity and comprehensive Income for the Years Ended December 31, 2010 and 2009
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
-	Notes to Consolidated Financial Statements

(2) None.

(3) Exhibits:  See Exhibit Index to this Form 10-K

(b) See Exhibit Index to this Form 10-K

(c) None.

104-K

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILBER CORPORATION

Date:	March 29, 2011	By:	/s/ Alfred S. Whittet
Alfred S. Whittet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alfred S. Whittet	President and Chief Executive Officer	March 29, 2011
Alfred S. Whittet	and Vice Chairman

/s/ Joseph E. Sutaris	Executive Vice President, Chief Financial	March 29, 2011
Joseph E. Sutaris	Officer, Treasurer & Secretary

/s/ Brian R. Wright	Director, Chairman	March 29, 2011
Brian R. Wright

/s/ Mary C. Albrecht	Director	March 29, 2011
Mary C. Albrecht

/s/ Olon T. Archer	Director	March 29, 2011
Olon T. Archer

/s/ Thomas J. Davis	Director	March 29, 2011
Thomas J. Davis

/s/ James M. Mack	Director	March 29, 2011
James M. Mack

/s/ Joseph P. Mirabito	Director	March 29, 2011
Joseph P. Mirabito

/s/ James L. Seward	Director	March 29, 2011
James L. Seward

/s/ David F. Wilber, III	Director	March 29, 2011
David F. Wilber, III

105-K

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

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350*

*Filed herewith

106-K